Form 10-K
period 2021-10-31
FUELCELL ENERGY INC
filed 2021-12-29
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,226,456,793 based on the closing sale price of $9.71 as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 23, 2021
Common Stock, $0.0001 par value per share	366,672,894

,

DOCUMENT INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders	Part III

FUELCELL ENERGY, INC.

PART I

Item 1.BUSINESS

Forward-Looking Statement Disclaimer

This Annual Report on Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations and business prospects, are forward-looking statements. Words such as “expects,” “anticipates,” “estimates,” “goals,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “seeks,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements and are included, along with this statement, for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements are neither historical facts, nor assurances of future performance. Instead, such statements are based only on our beliefs, expectations, and assumptions regarding the future. As such, the realization of matters expressed in forward-looking statements involves inherent risks and uncertainties. Such statements relate to, among other things, the following:

●	the development and commercialization by FuelCell Energy, Inc. and its subsidiaries (“FuelCell Energy,” “Company,” “we,” “us” and “our”) of fuel cell technology and products and the market for such products,
●	expected operating results such as revenue growth and earnings,
●	our belief that we have sufficient liquidity to fund our business operations,
●	future funding under Advanced Technologies contracts,
●	future financing for projects, including publicly issued bonds, equity and debt investments by investors and commercial bank financing,
●	the expected cost competitiveness of our technology, and
●	our ability to achieve our sales plans, market access and market expansion goals, and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements, including, without limitation, the risks described under Item 1A - Risk Factors of this report and the following factors:

●	general risks associated with product development and manufacturing,
●	general economic conditions,
●	changes in interest rates, which may impact project financing,
●	supply chain disruptions,
●	changes in the utility regulatory environment,
●	changes in the utility industry and the markets for distributed generation, distributed hydrogen, and fuel cell power plants configured for carbon capture or carbon separation,
●	potential volatility of commodity (including natural gas and renewable natural gas) and energy prices (including environmental attributes, including, but not limited to, low carbon fuel standards and renewable energy credits, among others) that may adversely affect our projects,
●	availability of government subsidies and economic incentives for alternative energy technologies,
●	our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations and the listing rules of The Nasdaq Stock Market (“Nasdaq”),
●	rapid technological change,
●	competition,
●	the risk that our bid awards will not convert to contracts or that our contracts will not convert to revenue,
●	market acceptance of our products,

●	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States (“GAAP”),
●	factors affecting our liquidity position and financial condition,
●	government appropriations,
●	the ability of the government and third parties to terminate their development contracts at any time,
●	the ability of the government to exercise “march-in” rights with respect to certain of our patents,
●	our ability to successfully market and sell our products internationally,
●	our ability to implement our strategy,
●	our ability to reduce our levelized cost of energy and deliver on our cost reduction strategy generally,
●	our ability to protect our intellectual property,
●	litigation and other proceedings,
●	the risk that commercialization of our products will not occur when anticipated or, if it does, that we will not have adequate capacity to satisfy demand,
●	our need for and the availability of additional financing,
●	our ability to generate positive cash flow from operations,
●	our ability to service our long-term debt,
●	our ability to increase the output and longevity of our platforms and to meet the performance requirements of our contracts,
●	our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies,
●	changes by the U.S. Small Business Administration (the “SBA”) or other governmental authorities to, or with respect to the implementation or interpretation of, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program or related administrative matters, and
●	concerns with, threats of, or the consequences of, pandemics, contagious diseases or health epidemics, including the 2019 novel coronavirus (“COVID-19”), and resulting supply chain disruptions, shifts in clean energy demand, impacts to our customers’ capital budgets and investment plans, impacts to our project schedules, impacts to our ability to service existing projects, and impacts on the demand for our products.

We cannot assure you that:

●	we will be able to meet any of our development or commercialization schedules,
●	any of our new products or technology, once developed, will be commercially successful,
●	our SureSource power plants will be commercially successful,
●	the government will appropriate the funds anticipated by us under our government contracts,
●	the government will not exercise its right to terminate any or all of our government contracts, or
●	we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

●	We have incurred losses and anticipate continued losses and negative cash flows.
●	Our cost reduction strategy may not succeed or may be significantly delayed, which may result in our inability to deliver improved margins.
●	We have debt and finance obligations outstanding and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.
●	We rely on project financing for our generation operating portfolio, which includes debt and tax equity financing arrangements, to realize the benefits provided by investment tax credits and accelerated tax depreciation. In the event that interest rates rise or there are changes in tax policy, our financial results could be harmed.
●	Unanticipated increases or decreases in business growth may result in adverse financial consequences for us.
●	If our goodwill and other intangible assets, long-lived assets (including project assets), or inventory become impaired, we may be required to record a significant charge to operations.
●	Our Advanced Technologies contracts are subject to the risk of termination by the contracting party and we may not realize the full amounts allocated under some contracts due to the lack of Congressional appropriations or early termination.
●	Utility companies may resist the adoption of distributed generation and could impose customer fees or interconnection requirements on our customers that could make our products less desirable.
●	We depend on third party suppliers for the development and timely supply of key raw materials and components for our products.
●	Our business and operations may be adversely affected by the 2019 novel coronavirus (COVID-19) outbreak or other similar outbreaks.
●	We derive significant revenue from contracts awarded through competitive bidding processes involving substantial costs and risks. Our contracted projects may not convert to revenue, and our project awards and sales pipeline may not convert to contracts, which may have a material adverse effect on our revenue and cash flows.
●	We have signed product sales contracts, engineering, procurement and construction contracts (“EPCs”), power purchase agreements (“PPAs”) and long-term service agreements with customers subject to contractual, technology, operating, commodity (i.e., natural gas) and fuel pricing risks, as well as market conditions that may affect our operating results.
●	We extend product warranties for our products, which products are complex and could contain defects and may not operate at expected performance levels, which could impact sales and market adoption of our products, affect our operating results or result in claims against us.
●	We currently face and will continue to face significant competition, including from products using other energy sources that may be lower priced or have preferred environmental characteristics. Our plans are dependent on market acceptance of our products.
●	Our products use inherently dangerous, flammable fuels, operate at high temperatures and use corrosive carbonate material, each of which could subject our business to product liability claims.
●	We are increasingly dependent on information technology, and disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations and the operations of our power plant platforms. In addition, increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.
●	We are required to maintain effective internal control over financial reporting. Our management previously identified a material weakness in our internal control over financial reporting which was remediated in the fourth quarter of fiscal year 2020. If other control deficiencies are identified in the future, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.
●	Our results of operations could vary as a result of changes to our accounting policies or the methods, estimates and judgments we use in applying our accounting policies.
●	We may be affected by environmental and other governmental regulation.
●	A negative government audit could result in an adverse adjustment of our revenue and costs and could result in civil and criminal penalties.
●	Exports of certain of our products are subject to various export control regulations and may require a license or permission from the U.S. Department of State, the U.S. Department of Energy or other agencies.
●	The Paycheck Protection Program loan received by us in 2020 and subsequently repaid by us in 2021 has resulted in an informal SEC inquiry into our financial disclosures and may subject us to challenges regarding qualification for the loan, enforcement actions, fines and penalties.
●	We will need to raise additional capital, and such capital may not be available on acceptable terms, if at all. If we do raise additional capital utilizing equity, existing stockholders will suffer dilution. If we do not raise additional capital, our business could fail or be materially and adversely affected.
●	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.
●	The U.S. government has certain rights relating to our intellectual property, including the right to restrict or take title to certain patents.
●	We are subject to risks in international operations, including risks pursuant to our settlement agreement with POSCO Energy Co., Ltd. (“POSCO Energy”) and Korea Fuel Cell Co., Ltd. (“KFC”) and our ongoing relationship with them.
●	Our stock price has been and could remain volatile. Financial markets worldwide have experienced heightened volatility and instability which may have a material adverse impact on our Company, our customers and our suppliers.
●	Future sales of substantial amounts of our common stock could affect the market price of our common stock.
●	Provisions of Delaware and Connecticut law and of our certificate of incorporation and by-laws may make a takeover more difficult. Our by-laws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum deemed favorable by the stockholder for disputes with us or our directors, officers or employees.
●	The rights of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) could negatively impact our cash flows and dilute the ownership interest of our common stockholders. The Series B Preferred Stock ranks senior to our common stock with respect to payments upon liquidation, dividends, and distributions.
●	Litigation could expose us to significant costs and adversely affect our business, financial condition, and results of operations.
●	Our future success will depend on our ability to attract and retain qualified management, technical and other personnel.
●	We are subject to risks inherent in international operations.

General Information

Information contained in this report concerning the electric power supply industry and the distributed generation market, the distributed hydrogen market, the energy storage market and the carbon capture market, our general expectations concerning these industries and markets, and our position within these industries and markets are based on market research, industry publications, other publicly available information and assumptions made by us based on this information and our knowledge of these industries and markets, which we believe to be reasonable. Although we believe that the market research, industry publications and other publicly available information, including the sources that we cite in this report, are reliable, they have not been independently verified by us and, accordingly, we cannot assure you that such information is accurate in all material respects. Our estimates, particularly as they relate to our general expectations concerning the electric power supply industry and the distributed generation market, the distributed hydrogen market, the energy storage market and the carbon capture market, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the section of this report entitled “Item 1A - Risk Factors.”

As used in this report, all degrees refer to Fahrenheit (“F”); kilowatt (“kW”) and megawatt (“MW”) numbers designate nominal or rated capacity of the referenced power plant which is the design rated output of the referenced power plant as of the date of initiation of commercial operations; “efficiency” or “electrical efficiency” means the ratio of the electrical energy generated in the conversion of a fuel to the total energy contained in the fuel (lower heating value, the standard for power plant generation, assumes the water in the product is in vapor form; as opposed to higher heating value, which assumes the water in the product is in liquid form, net of parasitic load); kW means 1,000 watts; MW means 1,000,000 watts; “kilowatt hour” (“kWh”) is equal to 1kW of power supplied to or taken from an electric circuit steadily for one hour; and one British Thermal Unit (“Btu”) is equal to the amount of heat necessary to raise one pound of pure water from 59oF to 60oF at a specified constant pressure.

All dollar amounts are in U.S. dollars unless otherwise noted.

Business Overview

Headquartered in Danbury, Connecticut, FuelCell Energy has leveraged five decades of research and development to become a global leader in delivering environmentally responsible distributed baseload power platform solutions through our proprietary fuel cell technology. As an innovator and an American manufacturer of clean fuel cell power platforms, our current commercial technology delivers clean, distributed generation and distributed hydrogen, as well as heat, carbon separation and utilization, and water. We plan to increase our investment in developing and commercializing future technologies expected to deliver hydrogen and long duration hydrogen-based energy storage through our solid oxide technologies, as well as carbon capture solutions.

As a leading global manufacturer of proprietary fuel cell technology platforms, we are uniquely positioned to serve customers worldwide with sustainable products and solutions for businesses, utilities, governments, and municipalities. Our solutions are designed to enable a world empowered by clean energy, enhancing the quality of life for people around the globe. We target large-scale power users with our megawatt-class installations globally, and currently offer sub-megawatt solutions for smaller power consumers in Europe. To provide a frame of reference, one megawatt is adequate to continually power approximately 1,000 average sized U.S. homes. Our customer base includes utility companies, municipalities, universities, hospitals, government entities/military bases and a variety of industrial and commercial enterprises. Projects for utility companies are known as front of the meter (“FTM”) and projects for all non-utility customers are known as behind the meter (“BTM”). Our leading geographic markets are currently the United States and South Korea, and we are pursuing opportunities in other countries around the world. Our product offerings drive our mission to help our customers realize their environmental goals, strengthen resiliency, manage energy and other commodity costs, and deliver valuable goods and services to their customers.

Our History

FuelCell Energy was founded in 1969 by Bernard Baker and Martin Klein, who had a powerful vision for the future of energy. The Company, which is now based in Connecticut, was founded as a New York corporation to provide applied research and development services on a contract basis. We completed our initial public offering in 1992 and reincorporated in Delaware in 1999. We began selling stationary fuel cell power plants commercially in 2003. From the development and commercialization of a new type of battery to the deployment of the initial SureSource platform, we have been a pioneer in technologies focused on solving some of the world’s most critical challenges around safe and clean energy. This history of technological leadership drives our culture of innovation and sense of purpose.

Product Platforms and Applications Overview

Our multi-featured platforms can be configured to provide a number of value streams, including electricity, high quality usable heat, water and hydrogen, and to concentrate and separate CO2 from industrial applications using fossil fuels. We are focused on using our proprietary technology to pursue the following four significant industry applications, each of which we believe is important to the achievement of the global energy transition currently underway:

•	Distributed generation (commercially available);
•	Distributed hydrogen (commercially available);
•	Solid oxide based long-duration hydrogen energy storage and electrolysis (under development); and
•	Carbon capture (under development), carbon separation and utilization (commercially available).

See the section below entitled “Our Product Platforms and Applications” for more information.

Our Market Opportunity

Climate initiatives are driving the global push to reduce greenhouse gases, including CO2, nitrogen oxides (“NOx”) and sulfur oxides (“SOx”). We believe there exists a large and increasing total addressable market opportunity for FuelCell Energy given the solutions we have commercially available today and the solutions that are in development for commercialization, which are focused on addressing global climate change, air quality, emissions, and the need for resilient and reliable power.

Through the unique capabilities of our platforms, we can isolate and remove CO2 from exhaust streams, provide distributed hydrogen cost effectively to further advance the transportation industry’s shift to hydrogen powered vehicles, and provide industrial and utility customers with a secure and local supply of hydrogen. Hydrogen is also an effective medium for the storage of energy, and we are positioned to provide a highly efficient and environmentally favorable hydrogen-based long-duration energy storage solution. We believe hydrogen-based storage is environmentally superior to a mineral-based storage solution such as lithium-ion batteries. Additionally, through the deployment of our megawatt and sub-megawatt platform solutions, we can deliver the benefits of clean distributed power generation, including the desirable value stream of thermal energy, and avoid the need for massive, long distance transmission infrastructure and the risks that the traditional transmission grid creates.

See the section below entitled “Our Markets” for information regarding our existing and target markets.

Our Durable Competitive Advantages

Given the long history of investment in and deployment of our solutions, we believe we have the following competitive advantages:

●	Intellectual property that we believe makes new entry to the market challenging and a product portfolio that consists of several proprietary technologies that are attractive based on market economics, not government mandate

●	Products characterized by sustainability over their full lifecycle versus other “clean” technologies such as wind turbines, solar panels and mineral-based batteries for which recycling is neither economical nor practical, and that often rely on limited supply minerals, disruptive mining and geopolitical risk impacting energy security

●	Technical expertise through a high level of employee engagement with a tenured, highly skilled workforce, operating complex processes to deliver our platform solutions

●	Operational excellence programs and lean resource management aim to maximize cost-reduction opportunities while improving safety and product quality

●	Lean management which drives proprietary manufacturing processes that increase speed to market, increases cost competitiveness, and decreases our environmental operating impact

●	Strategic innovation and development relationships with the U.S. Department of Energy (“DOE”) and ExxonMobil Research and Engineering Company (“EMRE”) provide funding and encourage technology development

Our Business Strategy and Business Updates

In 2019, we launched our “Powerhouse” strategy to strengthen our business, maximize operational efficiencies and position us for future growth focused on three key pillars – “Transform, Strengthen and Grow.”

Summary – Fiscal Year 2021 Business Updates

We made substantial progress in achieving the key initiatives reflected in the “Transform” and “Strengthen” phases of our strategy in fiscal year 2021. This included raising capital in the equity markets during the fiscal year and the repayment of $82.3 million of debt obligations under our now extinguished credit facility with Orion Energy Partners Investment Agent, LLC and its affiliated lenders and the payment of $21.5 million to satisfy in full our obligations under the terms of the preferred stock of our Canadian subsidiary, FCE FuelCell Energy, Ltd. We ended fiscal year 2021 with an unrestricted cash balance of $432.2 million compared to an unrestricted cash balance of $149.9 million at the end of fiscal year 2020.

From an operations perspective, we consistently increased our factory production rates during the year in order to meet our backlog requirements and are currently operating at a 45 MW per year annualized production rate on a single production shift. In addition, we continued to build out our generation backlog, with our San Bernardino project reaching commercial operations in the third quarter of our fiscal year and our Groton and LIPA Yaphank projects nearing commercial operations as the date of this report. We also invested in improving fleet performance during the year with additional module deployments and maintenance activities.

From a research and development perspective, we increased our activities around commercializing our solid oxide platforms and demonstrated higher electrical efficiency hydrogen production with our solid oxide electrolysis platform at our headquarters in Connecticut. Additionally, we continued our joint research with EMRE on fuel cell carbon capture solutions and recently extended our joint development agreement with EMRE through April 2022. We also invested in improvement initiatives with respect to our core molten carbonate technology in response to issues we were seeing in the field. We identified improvement opportunities ranging from improved thermal management by reducing internal temperature to improving the performance of our electrical balance of plant and began to implement design changes to our commercial platforms which are expected to improve overall product performance. Specific to our stack modules, these improvements centered around delivering more uniform temperature distribution within the stack modules with the intent of improving output over the life of the modules to achieve the product’s expected design life.

Finally, from a human capital perspective, we strengthened our team across the Company and added key leadership positions including a Chief People Officer and a Chief Marketing Officer. Our global headcount stood at 382 employees as of October 31, 2021 compared to 316 employees as of October 31, 2020. With the foundational execution in fiscal year 2021 and growth initiatives planned for fiscal year 2022, we expect to continue to expand our global team.

Fiscal Year 2022 Strategy Updates

As noted above, we have made substantial progress in achieving the key initiatives reflected in the “Transform” and “Strengthen” phases of our strategy. This includes financial liquidity and capital structure improvements, enhanced operational performance through hiring of key talent, investment in our operating fleet, execution against our project backlog, implementation of lean manufacturing techniques, and achievement of certain targeted cost reductions. Going forward, we are increasing our focus on growth, commercial capability, and the required investment to commercially access our targeted addressable markets. As such, the “Powerhouse” strategy has evolved to reflect these areas of focus under the pillars of “Grow”, “Scale” and “Innovate.”

Grow — Penetrate Significant Market Opportunities

●	Optimize the core business: Capitalizing on our core technological strengths in key product markets, including the use of biofuels, microgrids, distributed hydrogen, and carbon separation and utilization

●	Drive commercial excellence: Strengthening customer relationships and building a customer-centric reputation; building our sales pipeline by increasing focus on targeted differentiated applications, product sales and geographic market and customer segment expansion; and building a broader network of channel and go-to-market relationships

●	Expand geographically and by market: Targeting growth opportunities in South Korea and across Asia, Europe, the United States, the Middle East and Africa. We will continue to monitor other global markets for expansion as those opportunities develop

Scale — Scale Our Existing Platform to Support Growth

●	Invest: Investing in our current manufacturing capabilities, advancing to commercialization our Advanced Technologies, enhancing our commercial organization, and investing in marketing to ensure the various audiences of our message have a clear understanding of our platforms and solutions, including customers, regulatory and legislative bodies internationally, and investors

●	Extend process leadership: Building on our legacy of process excellence, so that we scale with the same degree of quality as our current footprint

●	Broaden and deepen our human capital: Implementing the next phase of our plan for human capital development to support growth and enable our future

Innovate — Innovate for the Future

●	Continue product innovations: Investing in continuous product improvement, expanding commercialization of new technologies (including proprietary gas treatment systems), advancing hydrogen-based energy storage and electrolysis using a differentiated high-efficiency electrode supported cell capable of reverse (fuel cell/electrolysis) operation, and continuing development of carbon capture and carbon separation technologies and extended platform applications

●	Deepen participation in the developing hydrogen economy: Advancing our solid oxide technology to support growing applications for distributed hydrogen electrolysis and energy storage applications, leveraging the high efficiency of the platform in electrolysis mode and the ability to operate reversibly between electrolysis and fuel cell mode. These features allow high efficiency hydrogen and power production using hydrogen fuel, and economic and efficient hydrogen-based energy storage

●	Diversify our revenue streams by delivering products that support the global energy transition: Through the innovations described above, focusing on developing a suite of platforms which we believe will be in demand throughout the energy transition allowing us to increase, broaden and diversify our revenue streams

Our Value Proposition

We are working to deploy our unique and differentiated energy solutions to help customers decarbonize power and produce hydrogen, while protecting the environment and adapting to new resource challenges. This purpose drives our strategic focus that advances our work and delivers value to our customers.

This is how we measure value to our customers:

●	Reliability – Local solution that can produce power at the point of use, not reliant on long-distance transmission lines;
●	Clean energy supporting decarbonization objectives – both in terms of platform capability and delivered output streams. Our platforms assist our customers in reducing emissions;
●	Competitive levelized cost of energy - Efficient platforms that achieve competitive levelized cost of energy and, with the addition of incentives from policy programs that support the adoption of clean distributed power platforms, may lead to below-grid pricing;
●	Low-cost hydrogen availability - through multiple platform solutions that take into account the cost of electricity, the availability of renewable fuels, and the scarcity of water to create hydrogen at or near the point of use;
●	Resiliency – 24/7 power availability providing continuity of customer operations, reliable delivery of power to homes and businesses, and the ability to provide grid independent power; and
●	Multiple value streams - electricity, hydrogen, thermal, water, and carbon separation.

Our Sustainability Commitment

Our platforms have a direct impact on reducing the global environmental footprint of baseload power generation. However, our platforms do not stop at power delivery as they are designed to go beyond power, delivering hydrogen, carbon separation, water, and thermal energy in various applications. As a result of our platforms’ ability to deliver multiple value streams, we help our customers reduce their emissions on-site without buying remote carbon/environmental offsets. In the future, we plan to commercialize our hydrogen, long-duration energy storage, and carbon capture technologies intended to drive next generation solutions to help customers attain their decarbonization goals.

Our patented products offer a sustainable alternative to traditional internal combustion-based power generation. Traditional power plants create harmful emissions, such as NOx, SOx and particulate matter, that are a serious public health concern and have a direct impact on the communities in which these plants operate. Alternatively, our power platforms use a combustion-free power generation process that is virtually free of pollutants. Our platforms are highly efficient and environmentally friendly products that support the “Triple Bottom Line” concept of sustainability, consisting of environmental, social, and economic considerations.

As an enterprise, we are proud that, in October 2018, we were certified ISO 14001:2015 compliant, having demonstrated the establishment of and adherence to an environmental management system standard. We believe that we are the only fuel cell manufacturer to have received this certification.

Our commitment to sustainability is also evident in the design, manufacturing, installation and on-going servicing of our fuel cell power platforms, which are engineered for recycling and re-use. We start with a commitment to sustainability best practices as part of our corporate culture, then apply this core belief to the design, manufacture, installation and servicing of our fuel cell power platforms. For example, when our plants reach the end of their useful lives, we have the capability to refurbish and re-use certain parts and also recycle most of what we cannot re-use. This is a departure from other combustion-based power generation methods that typically produce a significant amount of unrecyclable waste which increases landfill use. The balance of plant (“BOP”) is designed to have an operating life of 25-to-30 years, at which time metals such as steel and copper are reclaimed for scrap value. For context, by weight, approximately 93% of the entire power plant can be re-used or recycled at the end of its useful life.

Our Current Products

Our core fuel cell products offer clean, highly efficient and affordable power generation for customers. The plants are scalable for multi-megawatt utility applications, microgrid applications, distributed hydrogen, or use of the platform’s thermal attributes for on-site heat and chilling applications for a broad range of applications.

Our commercial product line includes:

●	SureSource1500™, our 1.4 MW platform;
●	SureSource 3000™ , our 2.8 MW platform;
●	SureSource 4000™, our 3.7 MW high efficiency platform;
●	SureSource 250™ (Europe only), our 250 kW platform;
●	SureSource 400™ (Europe only), our 400 kW platform; and
●	SureSource Hydrogen™, our 2.3 MW platform that is designed to produce up to 1,200 kg of hydrogen per day.

Our global SureSource product line is uniformly based on the same carbonate fuel cell technology, and offers the following advantages:

●	Sustainable: With the commercialization of our solid oxide platform, we will be able to offer two highly differentiated high temperature platforms. Our solutions produce electricity electrochemically − without combustion – which enables siting of the power plants within dense, urban areas with clean air permitting regulations and represents an important public health benefit. Fuel cells also reduce carbon emissions compared to less efficient combustion-based power generation.

●	Flexible: Our solutions can operate on renewable natural gas, on-site renewable biogas, directed biogas, natural gas, flare gas and propane to offer combined heat and power (“CHP”) and are scalable to add power incrementally as demand grows. The unique chemistry of our carbonate fuel cells allows them to directly use low Btu on-site biogas with no reduction in output or efficiency compared to operation on natural gas. We have developed proprietary biogas cleanup and contaminant monitoring equipment which, combined with the inherent suitability of the carbonate fuel cell chemistry, gives us an advantage in on-site biogas applications. In addition, we have demonstrated operation of our carbonate fuel cell technology with other fuel sources including coal syngas and propane. We believe oil and gas companies and new market entrants will continue to develop and increase the supply of renewable natural gas which would benefit our customers given the fuel flexibility of our platforms.

●	Reliable: Our solutions improve power reliability and energy security by lessening reliance on the transmission and distribution infrastructure of the electric grid. Unlike solar and wind power, fuel cells are able to operate continuously regardless of weather, time of day, or geographic location.

●	Standardized: Our solutions use a standard cell design globally, enabling supply chain volume-based cost reduction, optimal resource utilization and long-life product enhancements.

●	Attractive Thermal Attributes: In addition to electricity, our standard fuel cell configuration produces high quality thermal energy (approximately 700° F), suitable for heating facilities or water, or steam for industrial processes or for absorption cooling. The high value may allow customers to reduce or eliminate their burning of fuel in carbon intensive boilers. When configured for CHP, our system efficiencies can potentially reach up to 90%, depending on the application. When configured for distributed hydrogen, our plants produce hydrogen in addition to power, with a potential effective efficiency (counting the fuel that would have been used to produce hydrogen conventionally) of up to 80% before considering waste heat utilization, which can raise the total efficiency even higher.

●	Use of Readily Available Catalyst Material: As our fuel cells are designed to operate at approximately 1,100° F, our platform solution has a key advantage afforded high temperature fuel cells, specifically that they do not require the use of geographically limited precious metal electrodes required by lower temperature fuel cells, such as proton exchange membrane (“PEM”) and alkaline (“AFC”) fuel cells. As a result, we are able to use less expensive and more readily available industrial metals, primarily nickel and stainless steel, as catalysts for our fuel cell components.

●	Easy to Site: Our fuel cell power platforms are easily sited with a relatively small footprint given the amount of power produced, allowing our platforms to be located at the point of demand. They require significantly less land than solar and wind projects. There is minimal noise produced by the mechanical BOP and a clean emissions profile, making our fuel cell power platforms ideally suited for urban locations and in building suburban applications at or near the point of energy consumption.

●	Scalable: Our solutions are scalable, providing a cost-effective solution to adding power incrementally as demand grows, such as multi-megawatt fuel cell parks supporting the electric grid and large scale commercial and industrial operations.

Product Efficiency

The electrical efficiency of our carbonate fuel cell solutions ranges from approximately 47% to 60% upon initial operations of our platforms depending on the configuration. When configured for CHP, our system efficiencies can potentially reach up to 90%, depending on the application. Our solutions are designed to deliver high electrical efficiency where the power is used, avoiding transmission. Transmission line losses average about 5% for the U.S. grid, which represents inefficiency, results in additional emissions, and is a hidden cost to ratepayers. In addition, overhead transmission lines have contributed to the ignition of wildfires in certain geographies.

Our Product Platforms and Applications

We are focused on using our proprietary technology to pursue the following four significant industry applications:

•	Distributed generation (commercially available);
•	Distributed hydrogen (commercially available);
•	Solid oxide based long-duration hydrogen energy storage and electrolysis (under development); and
•	Carbon capture (under development), carbon separation and utilization (commercially available).

Distributed Generation

Our proprietary, patented SureSource platforms generate electricity directly from a hydrogen-rich fuel, such as natural gas or biogas. This multi-fuel capability enables the SureSource platform to leverage the established natural gas infrastructure that is readily available in our existing and target markets, compared to some types of fuel cells that can only operate on high purity hydrogen. Our proprietary technology also allows us to utilize on-site biogas and renewable natural gas, the application of which is rapidly expanding around the world, to fuel our platforms.

We market different configurations and applications of our SureSource platform to meet specific market needs, including:

•

On-Site Power (Behind the Meter): Customers benefit from improved power reliability and energy security from on-site power that reduces reliance on the electric grid in an environmentally responsible manner. Additionally, thermal energy produced by our fuel cells can be used to produce hot water or steam or to drive high efficiency absorption chillers for cooling applications for commercial and industrial customers. The SureSource platform can also deliver hydrogen and carbon dioxide for beverage and food production in addition to other industrial uses.

•

Utility Grid Support: Our SureSource power platforms are scalable, enabling multiple fuel cell platforms to be located together on a very small footprint per MW generated. This capability enables utilities to add multi-megawatt power generation to enhance electric grid resiliency where needed, without the associated cost, inefficiencies of a transmission system, and other associated above-ground risk. Our fuel cells can solidify the total utility power generation solution when combined with intermittent sources, such as solar or wind, or less efficient combustion-based equipment that provides peaking or load following power.

•

Microgrid Applications: SureSource platforms can also be configured as a microgrid, either independently or with other forms of power generation, with the goal of providing continuous power and a seamless transition during times of grid outages. We have deployed multiple microgrids leveraging our platform solutions, some individually and some integrated with other forms of power generation.

Distributed Hydrogen

SureSource platforms are configurable to deliver on-site hydrogen for transportation, industrial applications, natural gas blending, and repowering combustion-based equipment with zero carbon hydrogen. The SureSource Hydrogen platform utilizes proprietary fuel cells configured to simultaneously generate three value streams — power generation, hydrogen, and water. When operated on biogas or renewable natural gas, SureSource Hydrogen systems produce renewable hydrogen, also known as Green Hydrogen, but, even when fueled with natural gas, our platforms produce hydrogen with a lower carbon and criteria pollutant impact when compared to conventional steam methane reforming (“SMR”) applications because of the use of internal heat instead of burning fuel to provide heat for reforming and steam generation.  Heat and steam are byproducts of fuel cell operation, allowing Trigeneration platforms to produce hydrogen without water consumption (in fact with net water production) and with a low carbon footprint. Adding carbon separation or carbon capture to the SureSource Hydrogen platform when fueled with natural gas will deliver Blue Hydrogen (i.e., hydrogen produced with carbon capture). The following figure illustrates the concept of the SureSource Hydrogen platform and identifies typical applications for our distributed hydrogen application.

SURESOURCE HYDROGEN TRI-GENERATION PLATFORM

CLEAN POWER
WATER
HYDROGEN
NATURAL GAS OR BIOGAS

- TRANSPORTATION
- MATERIAL HANDLING
- REPOWERING ELECTRIC GENERATION
- INDUSTRIAL ONSITE POWER AND HYDROGEN

Trigeneration Distributed Hydrogen Platform

Additionally, we are in the process of commercializing a solution based on our SureSource platform that is designed to produce hydrogen through Reformer-Electrolyzer-Purifier operation (“REP”). REP combines reforming and electrolysis into one unit based on our carbonate fuel cell platform, with the hydrogen output being produced from natural gas and water. The economics of the REP system have the potential to be highly attractive for distributed hydrogen in certain markets and could provide competitive distributed hydrogen for many applications in the near-term. Adding carbon separation or carbon capture to the SureSource REP platform when fueled with natural gas will deliver Blue Hydrogen.

Long Duration Hydrogen-Based Energy Storage and Electrolysis

We are in the process of commercializing a solution for long duration energy storage using our proprietary solid oxide electrolysis technology which is expected to enable production of hydrogen with high electrical efficiency. We believe that our platform will deliver higher efficiency than other competitors and competing technologies with or without the addition of waste heat.

Our solid oxide stacks are designed to alternate between electrolysis and power generation mode, with one of our design goals being better integration of the intermittent power generation sources of wind and solar into the modern electrical grid via long duration storage of energy. Hydrogen-based long duration energy storage has the ability to transform the way intermittent resources are supported with combustion energy sources for continuous power. Instead of producing power from fuel and air, a solid oxide fuel cell stack in electrolysis mode splits water into hydrogen and oxygen using supplied electricity. The hydrogen can be stored as compressed gas, creating the ability to produce a virtually limitless supply. When the grid needs to discharge power, the stored hydrogen will be sent back to the same solid oxide stacks, which react it with air to produce power and to regenerate the water, which will be stored for the next cycle.

Long duration hydrogen-based energy storage can be achieved without the need to add excessive amounts of conventional battery capacity, a capacity that is reliant on rare earth minerals such as Lithium and Cobalt, both of which have supply constraints for broad adoption, require extensive mining and present long-term disposal challenges post-use. Long duration hydrogen-based energy storage is expected to be required at large scale in order to manage the forecasted high penetration of intermittent renewable resources globally, and this water/hydrogen-based approach of our solid oxide fuel cell/solid oxide electrolysis cell/reversible solid oxide fuel cell technology has the potential to be a key enabler of long duration hydrogen-based energy storage. We believe hydrogen as an energy storage medium is superior to mineral-based storage platforms.

We are also developing advanced electrolysis systems based on our solid oxide electrolysis platform, which can operate at higher electrical efficiency than currently available electrolysis technologies. Applications for this technology include hydrogen for production for mobility, industrial users, repowering existing combustion generation assets, as well as large scale hydrogen production from curtailed renewable or nuclear power.

We are currently operating a sub scale demonstration project of this technology in our Danbury test facility and have been awarded a pilot program to provide a packaged 150 kg/day system for demonstration at Idaho National Laboratory which we expect to be placed in service during 2022.

Carbon Capture, Separation and Utilization

•

Carbon Capture – Power generation and industrial applications are the source of two-thirds of the world’s carbon emissions. Cost effective and efficient carbon capture from these two applications globally represents a large market because it could enable clean use of all available fuels. The SureSource CaptureTM system is being designed to separate and concentrate CO2 from the flue gases of natural gas, biomass or coal-fired power plants or other industrial facilities as a side reaction that extracts and purifies the CO2 in the flue gas during the power generation process and destroys  approximately 70% of NOx emissions during the power generation process.

The production of additional power during the carbon capture process, as opposed to consuming power, differentiates the SureSource Capture system from other forms of carbon capture. This added revenue attribute could make the SureSource Capture system more cost effective than other systems which are being considered for carbon capture. SureSource Capture systems can be implemented incrementally, managing capital outlay to match decarbonization objectives and regulatory requirements. Since our solution generates a return on capital resulting from the fuel cell's production of electricity compared to an increase in operating expense required by other carbon capture technologies, it can extend the life of existing power plants and be economically applied to industrial thermal systems.

We have a Joint Development Agreement with EMRE which was effective October 31, 2019 and executed in fiscal year 2020 (as amended from time to time, the “EMRE Joint Development Agreement”). Under this agreement, we have engaged in exclusive research and development efforts with EMRE to evaluate and develop new and/or improved carbonate fuel cells to reduce carbon dioxide emissions from industrial and power sources. Effective as of October 31, 2021, we entered into a six-month extension to the EMRE Joint Development Agreement which allows for the continuation of research intended to enable incorporation of design improvements to our current fuel cell design with the goal of using such improvements in a future demonstration of the technology for capturing carbon. The term of the EMRE Joint Development Agreement will now continue until April 30, 2022.

●	Carbon Separation and Utilization – In addition to the ability to capture carbon dioxide from an external source, we are adding the capability to our platforms to extract and purify carbon dioxide produced by the fuel cell power generation process. Our carbon separation technology allows carbon dioxide to be easily extracted and purified to the appropriate level for utilization or sequestration, significantly reducing the carbon footprint of the generated power from our fuel cell platforms. This requires a simple modification to the fuel cell module which can be incorporated into new platforms as well as retrofitted for existing systems. Over time as we replace fuel cell stacks in our deployed modules, we intended to integrate our carbon separation technology. One attractive application for this technology is the on-site production of carbon dioxide for use in beverage and food production, in addition to other uses such as pH balancing of water, the production of dry ice, as a binder in cement production, utilization in grow houses, the production of ethanol and numerous other industrial applications. The ability to provide clean power, heat, and useable carbon dioxide is a unique feature profile that we believe is only available with our SureSource platform. Our systems are modular and scalable, so they can be deployed in a wide variety of applications where on-site carbon dioxide is consumed as a product solution, or carbon dioxide is delivered to multiple nearby consumers. An illustration of the carbon separation application is shown in the following figure, which also shows potential applications for locally produced carbon dioxide.

SURESOURCE PLATFORM WITH CARBON SEPARATION

NATURAL GAS OR BIOGAS
CLEAN POWER
USABLE HEAT
CARBON DIOXIDE
CO_2
• CARBONATED BEVERAGES
• FOOD PROCESSING
• DRY ICE
• WATER TREATMENT & DESALINATION
• AGRICULTURAL
• CEMENT

Our Business Model

Our business model is based on multiple revenue streams, including power platform and component sales; recurring service revenue, mainly through long-term service agreements; recurring electricity, capacity, and renewable energy credit sales under power purchase agreements (“PPAs”) and tariffs for projects we retain in our generation operating portfolio; and revenue from public and private industry research contracts related to the development of our Advanced Technologies which are discussed in more detail below.

We are a complete solutions provider, controlling the design, manufacturing, sales, installation, operations, and maintenance of our patented fuel cell technology under long-term power purchase and service agreements. When utilizing long-term PPAs, the end-user of the power or utility hosts the installation and only pays for power as it is delivered, avoiding up-front capital investment. We also develop projects and sell equipment directly to customers, providing a complete solution of engineering, installing, and servicing the fuel cell power plant under an engineering, procurement, and construction agreement (“EPC”) and a long-term maintenance and service agreement. (See the sections below entitled “Engineering, Procurement and Construction” and “Service and Warranty Agreements” for more information.) We maintain the long-term recurring service obligation and associated revenues running conterminous with the life of such projects.

Historically, in the United States, customers or developers typically purchased our fuel cell power plants outright.  As the size of our fuel cell projects has grown and the availability of project capital has improved, project structures in the U.S. have transitioned to predominantly PPAs. Customers and developers generally have the option to either purchase our fuel cell platforms outright or enter into a PPA under which the customer or developer (i.e. the end-user of the power) commits to purchase power as it is produced for an extended period of time, typically 10 to 20 years. We may elect to retain ownership of a project or we may elect to sell all or some of the project to a third party.  If a project or project asset is sold, revenue from the sale is recognized and reflected in the Product revenues line item of our Consolidated Statements of Operations and Comprehensive Loss, and we recognize revenue separately for the long-term maintenance and service agreement with respect to the project over the term of that agreement. If a project is retained, we recognize electricity, capacity and/or renewable energy credits monthly over the term of the PPA. We report the financial performance of retained projects as Generation revenues and cost of generation revenues in our Consolidated Statements of Operations and Comprehensive Loss.

Our decision to retain certain projects is based in part on the recurring, predictable cash flows these projects can offer us, the proliferation of PPAs in the industry and the potential access to capital.  Retaining PPAs affords us the full benefit of future cash flows under the PPAs, which are expected to be higher than if we sell the projects, although it requires more upfront capital investment and financing.  As of October 31, 2021, our operating portfolio of retained projects totaled 34.0 MW with an additional 41.3 MW under development or construction. We plan to continue to grow this portfolio prudently and in a balanced manner, while also selling projects to customers or project investors when selling presents the best value and opportunity for our capital needs or meets the customer’s desired ownership structure.

We operate and maintain our project platforms for the life of the project regardless of the ownership structure. For all operating fuel cell platforms not operating under a PPA, customers enter into long-term service agreements with us, some of which have terms of up to 20 years. We report the revenue earned under long-term maintenance and service agreements as Service agreements and license revenues in our Consolidated Statements of Operations and Comprehensive Loss.

Internationally, South Korea and Europe have historically been product sale markets for the Company; however, we have not recognized meaningful product sales revenues in these geographies since 2018. Our activities in South Korea have been impacted by our prior dispute with POSCO Energy and, until fiscal year 2021, we moderated our investment in business development in Europe due to limited resources.  Increasing product sales is a focus area for fiscal year 2022 and beyond.  As a result of entering into a settlement agreement with POSCO Energy and its subsidiary, Korea Fuel Cell Co., Ltd. (“KFC”), on December 20, 2021 (the “Settlement Agreement”), we have confirmed our full access to the South Korean and broader Asian markets for sales of our products and plan to aggressively pursue sales in these markets, which we see as key to our future growth. (See the section below entitled “License Agreements and Royalty Income; Relationship with POSCO Energy – License Agreements and Disputes with POSCO Energy; Settlement Agreement” for more information related to the terms of the Settlement Agreement.)

Advanced Technologies Programs

Our Advanced Technologies programs include research and development or demonstration programs funded by third parties. We undertake both privately funded and publicly funded research and development to develop and grow these opportunities, reduce product and output costs, and expand our technology portfolio. Our Advanced Technologies programs are currently focused on developing and commercializing solutions that advance solid oxide fuel cells, distributed hydrogen, and carbon capture. We report the revenue earned under these programs as Advanced Technologies contract revenues in our Consolidated Statements of Operations and Comprehensive Loss.

We have historically worked on technology development with various U.S. government departments and agencies, including the DOE, the Department of Defense (“DOD”), the Environmental Protection Agency (“EPA”), the Defense Advanced Research Projects Agency (“DARPA”), the Office of Naval Research (“ONR”), and the National Aeronautics and Space Administration (“NASA”). Government funding, principally from the DOE, provided 8%, 9% and 6% of our revenue for the fiscal years ended October 31, 2021, 2020, and 2019, respectively.

We have been working with EMRE since 2013 to develop and commercialize our carbon capture solution which is an application of our core carbonate technology.

Beyond the DOE and EMRE funding, we intend to prudently invest capital to accelerate commercialization of solid oxide fuel cells, carbon capture and separation, long-duration energy storage, and REP solutions, as discussed below in more detail in the section entitled “Company Funded Research and Development”.

Company Funded Research and Development

In addition to research and development performed under research contracts, including, as described under the heading “Advanced Technologies Programs” above, we also fund our own research and development activities to support the commercial fleet with product enhancements and improvements. We work to continuously improve and mature our products and implement lessons learned into our product designs and manufacturing process subsequent to introduction. We also invest in improvement initiatives with respect to our core molten carbonate technology. Recently, we identified improvement opportunities ranging from improved thermal management by reducing internal temperature to improving the performance of our electrical balance of plant and began to implement design changes to our commercial platforms which are expected to improve overall product performance. As it relates to our fuel cell modules, these improvements centered around delivering more uniform temperature distribution within the stack modules with the intent of improving output over the life of the modules to achieve the product’s expected design life. Continued extension of design life and output of our modules over time is a core research and development focus. In addition, we are also investing in commercializing technologies such as carbon capture and separation, REP, solid oxide fuel cells, and solid oxide electrolysis cells for hydrogen production and energy storage as we believe these technologies represent significant future market opportunities.

Company funded research and development is included in Research and development expenses (operating expenses) in our consolidated financial statements. The total research and development expenditures in the Consolidated Statement of Operations and Comprehensive Loss, including third party and Company-funded expenditures, are as follows:

	Years Ended October 31,
(dollars in thousands)	2021	2020	2019
Cost of Advanced Technologies contract revenues	$16,496	$16,254	$12,884
Research and development expenses	11,315	4,797	13,786
Total research and development	$27,811	$21,051	$26,670

Our Markets

We target distinct markets and applications, including:

●	Utilities and independent power producers;
●	Industrial and process applications;
●	Education and health care;
●	Data centers and communication;

●	Wastewater treatment;
●	Government;
●	Commercial and hospitality;
●	Microgrids;
●	Hydrogen transportation; and
●	Food and beverage.

The utilities and independent power producers market has historically been our largest market with customers that include utilities on the East and West coasts of the United States, such as UIL Holdings Corporation, Inc. (owned by Avangrid, Inc., a wholly owned subsidiary of Iberdrola), the Long Island Power Authority (“LIPA”) and Southern California Edison. In Europe, utility customers include E.ON Connecting Energies, one of the largest utilities in the world. In South Korea, we are contracted to operate and maintain a 20 MW power plant project (comprised of five SureSource 3000 plants) for Korea Southern Power Company (“KOSPO”).

Our SureSource power platforms are producing power for a variety of industrial, commercial, municipal and government customers, including manufacturing facilities, pharmaceutical processing facilities, universities, healthcare facilities and wastewater treatment facilities. These institutions expect efficient, clean and continuous power to reduce operating expenses, reduce greenhouse gas emissions and avoid pollutant emissions to meet their sustainability goals, while boosting resiliency and limiting dependence on the distribution grid. CHP applications further support economic and sustainability initiatives by minimizing or avoiding the use of combustion-based boilers for heat. Our SureSource power platforms are unique in their ability to run on biogas.

Increasing Biogas Application Market Demand

With the growing market for anaerobic digestion (the production of biogas from the breakdown of biodegradable materials in the absence of oxygen) and increasingly stringent regulations regarding air quality, we see a growing market opportunity that is perfectly suited for our fuel cell design. SureSource power platforms operating on biogas are an especially compelling value proposition as they convert a waste product into clean electricity and heat, while reducing or eliminating flaring, which addresses certain economic, environmental justice, and sustainability challenges faced by our customers and the communities in which they operate.

Biogas is generated by the decay of organic material (i.e., biomass). This decaying organic material releases methane, or biogas. As a harmful greenhouse gas, biogas cannot be released directly into the atmosphere. Flaring creates pollutants and wastes this potential fuel source. Capturing and using biogas as a fuel addresses these challenges and provides a carbon-neutral renewable fuel source. Our patented, proprietary clean-up skid, SureSource TreatmentTM, provides an economical and reliable system for treating biogas for use on-site at the biogas production facility. Examples of producers of biogas as part of their operations include wastewater treatment facilities, food and beverage processors and agricultural operations.

Our SureSource power platforms convert this biogas into electricity and heat efficiently and economically. Wastewater treatment facilities with anaerobic digesters are an attractive market for our SureSource solution including the power platform as well as treatment of the biogas. Many wastewater treatment plants currently flare biogas produced in the anaerobic digestion process, emitting NOx, SOx and particulate matter into the atmosphere, which does not meet many air quality regulations. Since our fuel cells operate on the biogas produced by the wastewater treatment process and the heat is used to support daily operations at the wastewater treatment facility, the overall thermal efficiency of these installations is high, supporting economics and sustainability. In addition, the fuel cell does not emit the harmful NOx, SOx and particulate matter that come out of a flare or that would result from the use of traditional combustion-based power generation. The unique chemistry of carbonate fuel cells allows them to use low Btu on-site biogas with no reduction in output or efficiency compared to operation on natural gas. We have developed proprietary biogas cleanup and contaminant monitoring equipment which, combined with the inherent suitability of the carbonate fuel cell chemistry, gives us an advantage in on-site biogas applications. Our SureSource 1500 and SureSource 3000 power platforms were the first systems certified to California Air Resource Board emissions standards under the Distributed Generation Certification Program for operation with on-site biogas within the state of California.

Microgrid and resiliency applications

Our fuel cell solutions are also well suited for microgrid applications, either as the sole source of power generation or integrated with other forms of power generation. We have fuel cells operating as microgrids at universities and municipalities, including one university microgrid owned by Clearway Energy and a municipal-based microgrid owned by UIL Holdings Corporation, in addition to the microgrid at a municipal location in Santa Rita, California. For the municipal-based system in Woodbridge, Connecticut owned by UIL Holdings Corporation, under normal operation, the fuel cell supplies power to the grid. If the grid is disrupted, the fuel cell plant will automatically disconnect from the grid and power a number of critical municipal buildings. Heat from this municipal-based fuel cell platform is used by the local high school. Our fuel cell based microgrids have also continued to operate during public safety power shutoffs events in California.

Geographic Market Presence and Market Expansion Targets

We market our products primarily in the United States, Europe and South Korea, and we are also pursuing expanding opportunities in other countries around the world.

We target for expansion and development markets and geographic regions that:

•	Benefit from and value clean distributed generation;

•	Are located where there are high energy costs, poor grid reliability, and/or challenged transmission and distribution lines;

•	Have a need for distributed hydrogen for transportation or industry;

•	Can leverage the multiple value streams delivered by our SureSource platforms (electricity, hydrogen, thermal, water, and carbon separation); and

•	Are aligned with regulatory frameworks that harmonize energy, economic and environmental policies.

Our business model focuses on providing these markets and geographic regions with highly efficient and affordable distributed generation that delivers de-centralized power in a low-carbon, virtually pollutant-free manner. Geographic markets that meet these criteria and where we are already well established include the Northeastern United States and California. We have also installed and are operating plants in Europe and Asia, mainly South Korea, in addition to North America.

We have made significant progress in reducing costs and creating markets since the commercialization of our products in 2003, with more than 220 MW of our SureSource technology currently installed and operating as of October 31, 2021.

We believe that we can accelerate and expand the adoption of our distributed power generation solutions through:

•	further reductions in the total cost of ownership;

•	increasing understanding of total avoided emissions and continued education regarding the multiple value streams that our solutions provide;

•	increasing brand recognition and understanding of our differentiated platform portfolio;

•	geographic and segment expansion;

•	working to increase demand for on-site generation and microgrid expansion; and

•	product expansion across carbon separation and utilization, carbon capture and distributed hydrogen.

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

Given the level of integration in our business model of manufacturing, installing and operating fuel cell power platforms, there are multiple areas and opportunities for cost reductions. We are actively managing and reducing costs in all three LCOE areas, including cost reduction initiatives with respect to system components and raw materials, advanced lean manufacturing principles, improvements in lifetime product costs through continued system and platform engineering, and improvements in output and efficiency. We are also investing in platform design to reduce overall EPC cost associated with the installation of our platforms.

Manufacturing and Service Facilities

We operate a 167,000 square-foot manufacturing facility in Torrington, Connecticut where we produce the individual cell packages and assemble the fuel cell modules. This facility also houses our global service center. Our completed modules are conditioned in Torrington and shipped directly to customer sites. We continue to make investments in various manufacturing areas to improve production throughput and annualized production rate. Currently, we are operating at a 45 MW per year annualized production rate on a single production shift. Maximum annualized capacity (module manufacturing, final assembly, testing and conditioning) is 100 MW per year under the Torrington facility’s current configuration when being fully utilized. The Torrington facility is sized to accommodate the eventual annualized production capacity of up to 200 MW per year with additional capital investment in machinery, equipment, tooling and inventory.

We design and manufacture the core SureSource fuel cell components that are stacked on top of each other to build a fuel cell stack. For megawatt-scale power plants, four fuel cell stacks are combined to build a 1.4 MW fuel cell module. To complete the power platform, the fuel cell module or modules are combined with the balance of plant (“BOP”). The mechanical BOP processes the incoming fuel such as natural gas or biogas and includes various fuel handling and processing equipment such as pipes and blowers. The electrical BOP processes the power generated for use by the customer and includes electrical interface equipment such as an inverter. The BOP components are either purchased directly from suppliers or the manufacturing is outsourced based on our designs and specifications. This strategy allows us to leverage our manufacturing capacity, focusing on the critical aspects of the power plant where we have specialized knowledge and expertise and possess extensive intellectual property. BOP components are shipped directly to a project site and are then assembled with the fuel cell module into a complete power plant.

The Torrington production and service facility and the Danbury corporate headquarters and research and development facility are ISO 9001:2015 and ISO 14001:2015 certified and our Field Service operation (which maintains the installed fleet of our platforms) is ISO 9001:2015 certified, reinforcing the tenets of our quality management system and our core values of safety, continuous improvement, and commitment to quality, environmental stewardship, and customer satisfaction. Sustainability is promoted throughout our organization. We manufacture SureSource products and manage them through end-of-life using environmentally friendly business processes and practices, certified to ISO 14001:2015. We continually strive to improve how we plan and execute across the entire product life cycle. We maintain a chain of custody and responsibility of our SureSource products throughout the product life cycle and strive for “cradle-to-cradle” sustainable business practices, incorporating sustainability in our corporate culture. We utilize “Design for Environment” principles in the design, manufacture, installation and servicing of our power platforms. Design for Environment principles aim to reduce the overall human health and environmental impact of a product, process or service, when such impacts are considered across the product’s lifecycle.  When our platforms reach the end of their useful lives, we can refurbish and re-use certain parts and then recycle most of what we cannot re-use. By weight, approximately 93% of the entire power plant can be re-used or recycled at the end of its useful life.

We have a manufacturing and service facility in Taufkirchen, Germany that has the capability to perform final module assembly for up to 20 MW per year of sub-megawatt fuel cell power platforms to service the European market. Our European service activities are also operated out of this location. Our operations in Europe are certified under both ISO 9001:2015 and ISO 14001:2015.

We have a research and development, and small scale manufacturing facility in Calgary, Alberta, Canada that is focused on the engineering and development of our solid oxide fuel cell (“SOFC”) and solid oxide electrolysis cell (“SOEC”) stack technology. This facility includes equipment for the manufacturing of solid oxide cells and stacks, including an advanced automated stack manufacturing line which has been developed to ensure that the labor and overhead which are required to produce these technologies are optimized for efficiency and complement the low direct material cost of the stack. We intend to make additional investment in the Calgary facility to expand our SOFC and SOEC manufacturing capacity.

Raw Material Sourcing and Supplier Relationships

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

Despite a somewhat volatile nickel market and increased pricing pressure on stainless steel direct materials, we have employed strategic inventory purchases and negotiated fixed-price supply contracts which have helped mitigate the impact to our product cost. Primarily driven by the consequential impact of the COVID-19 pandemic, we are also seeing extended shipping lead-times and pricing pressure on transportation and logistics. We have implemented several initiatives to mitigate the effect of these impacts by optimizing domestic supplier shipping volumes, leveraging competition across multiple qualified freight forwarders, establishing selective direct relationships with steamship lines, and aggregating shipments with qualified suppliers.

While we manufacture the fuel cells in our Torrington facility, the electrical and mechanical BOPs are assembled by and procured from several suppliers. All of our suppliers must undergo a stringent and rigorous qualification process. We continually evaluate and qualify new suppliers as we diversify our supplier base in our pursuit of lower costs, security of supply, and consistent quality. We purchase mechanical and electrical BOP components from third party vendors, based on our own proprietary designs.

Assuring the absence of conflict minerals in our power platforms is a continuing initiative. Our fuel cells, including the fuel cell components and completed fuel cell module, do not utilize any 3TG minerals (i.e., tin, tungsten, tantalum and gold) that are classified as conflict minerals. We utilize componentry in the BOP such as computer circuit boards that utilize trace amounts of 3TG minerals. For perspective, total shipments in fiscal year 2020 weighed approximately 1.3 million pounds, of which only 6.0 pounds, or 0.000480%, represented 3TG minerals, so the presence of these minerals is negligible. Our conflict mineral disclosure filed with the Securities and Exchange Commission (“SEC”) on Form SD contains specific information on the actions we are taking to avoid the use of conflict minerals.

Overall, as we continue to grow our business, we remain focused on improving quality, increasing the competitive supply landscape, maintaining existing supplier relationships, as well as building strong new key supplier relationships to expand our supply chain options.

Engineering, Procurement and Construction

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

For all operating fuel cell platforms not under a PPA, customers purchase long-term service agreements (“LTSAs”), some of which have terms of up to 20 years. Pricing for LTSAs is based upon the value of service assurance and the markets in which we compete and includes all future maintenance and fuel cell module exchanges. Each model of our SureSource power platform has a design life of 25-to-30 years. The fuel cell modules, with legacy modules having a 5-year cell design life and current production modules having a 7-year cell design life, go through periodic replacement, while the BOP systems, which consist of conventional mechanical and electrical equipment, are maintained over the life of the project.

Under the typical provisions of both our LTSAs and PPAs, we provide services to monitor, operate and maintain power platforms to meet specified performance levels. Operations and maintenance is a key driver for power platforms to deliver their projected revenue and cash flows. The service aspects of our business model provide a recurring and predictable revenue stream for the Company. We have committed future production for scheduled fuel cell module exchanges under LTSAs and PPAs through the year which have expiration dates through 2042. The pricing structure of the LTSAs incorporates these scheduled fuel cell module exchanges and the committed nature of this production facilitates our production planning. Many of our PPAs and LTSAs include guarantees for system performance, including electrical output and heat rate. Should the power platform not meet the minimum performance levels, we may be required to replace the fuel cell module with a new or used replacement module and/or pay performance penalties. Our goal is to optimize the power platforms to meet expected operating parameters throughout their contracted service terms.

In addition to our service agreements, we provide a warranty for our products against manufacturing or performance defects for a specific period of time. The warranty term in the U.S. is typically 15 months after shipment or 12 months after acceptance of our products. We accrue for estimated future warranty costs based on historical experience.

Competition

The market for clean energy is highly competitive. Many factors, including government incentives and specific market dynamics, affect how clean energy can deliver outcomes for customers in a given region. While clean energy often competes against the electric grid, which is readily available to prospective customers and supplied by traditional centralized power plants, including coal, gas, hydro, and nuclear plants, clean energy is increasingly able to compete with the grid and long-distance transmission of electricity in terms of levelized cost of electricity. Clean energy sources that customers may consider beyond our solutions include products such as wind turbines, solar arrays, and hydro facilities, as well as a range of hydrogen and fuel cell solutions from both incumbent and developing competitors.

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

Our stationary fuel cell platforms also compete against large scale solar and wind technologies, although we complement the unreliable intermittent nature of solar and wind power with the continuous, reliable power output of our fuel cells. Utility scale solar and wind power require specific geographies and weather profiles, require transmission for utility-scale applications, and require a source of back up capacity for when the sun or wind is not available. They also require a significant amount of land compared to our fuel cell power plants, making it difficult to site megawatt-class solar and wind projects in urban areas, unlike our solutions. While fuel cells emit negligible amounts of NOx, SOx and particulate matter, fuel cells do emit some carbon dioxide when fueled with natural gas or carbon-neutral biogas, but less per kWh compared to other less-efficient systems. In many markets, baseload fuel cells avoid more emissions than wind or solar systems of similar capacity because they operate for many more hours of the day compared to these intermittent resources.

Product development cycles are long and product quality and efficiency are critical to success. Research and development investments are crucial in this business, as are focused intellectual property strategies and protection of such, as new technologies and solutions could make our solutions less competitive.

We continue to invest in exploring new ways of further improving the efficiency and effectiveness of our platforms. Our objective is to continue to improve our competitive position, including innovating in areas like hydrogen and solid oxide, in order to add value for customers looking for clean and renewable energy and to aid in their decarbonization goals.

Backlog

Backlog represents definitive agreements executed by the Company and our customers. Project awards are not included in our backlog.

Backlog as of October 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Commercial:
Product	$—	$—
Service	125,918	146,810
Generation	1,099,006	1,067,228
License	22,182	22,182
Total Commercial	$1,247,106	$1,236,220

Advanced Technologies
Non-U.S. Government	$17,611	$37,652
U.S. Government - Funded	22,932	11,281
U.S. Government - Unfunded	220	220
Total Advanced Technologies	$40,763	$49,153

Total Backlog	$1,287,869	$1,285,373

Service and generation backlog as of October 31, 2021, had a weighted average term of approximately 17 years, with weighting based on dollar backlog and utility service contracts of up to 20 years in duration at inception. Generally, our government funded and privately funded research and development contracts are subject to the risk of termination at the convenience of the contract counterparty.

Generation backlog is the largest component of our total commercial backlog, reflecting revenues from projects with PPAs in place and of which we have retained ownership. Under a PPA, the utility or end-user of the power (and other attributes such as capacity and renewable energy credits) commits to purchase power as it is produced for an extended period of time, typically 10-to-20 years. With the project being retained, electricity, capacity and/or renewable energy credits are recognized monthly over the term of the PPA. We report the financial performance of retained project assets as generation revenue and cost of generation revenues.

Our backlog amount outstanding is not indicative of amounts to be earned in the upcoming fiscal year. The specific elements of backlog may vary in terms of timing and revenue recognition from less than one year to up to 20 years.

We may choose to sell or retain operating project assets on the balance sheet, thus creating variability in timing of revenue recognition. Accordingly, the timing and the nature of our business makes it difficult to predict what portion of our backlog will be filled in the next fiscal year.

License Agreements and Royalty Income; Relationship with POSCO Energy

License Agreement with EMRE

EMRE and FuelCell Energy began working together in 2016 under an initial joint development agreement with a focus on better understanding the fundamental science behind carbonate fuel cells for use in advanced applications and specifically how to increase efficiency in separating and concentrating carbon dioxide from the exhaust of natural gas-fueled power generation.

In June 2019, we entered into a license agreement with EMRE to facilitate the further development of our SureSource CaptureTM product (the “EMRE License Agreement”). Pursuant to the EMRE License Agreement, the Company granted EMRE and its affiliates a non-exclusive, worldwide, fully-paid, perpetual, irrevocable, non-transferable license and right to use our patents, data, know-how, improvements, equipment designs, methods, processes and the like to the extent it is useful to research, develop and commercially exploit carbonate fuel cells in applications in which the fuel cells concentrate carbon dioxide from industrial and power sources and for any other purpose attendant thereto or associated therewith, in exchange for a $10 million payment. Such right and license is sublicenseable to third parties performing work for or with EMRE or its affiliates but shall not otherwise be sublicenseable.

The EMRE License Agreement facilitated the execution of the EMRE Joint Development Agreement, pursuant to which we have engaged in exclusive research and development efforts with EMRE to evaluate and develop new and/or improved carbonate fuel cells to reduce carbon dioxide emissions from industrial and power sources, in exchange for (a) payment of (i) an exclusivity and technology access fee of $5.0 million, (ii) up to $45.0 million for research and development efforts, and (iii) milestone-based payments of up to $10.0 million to be paid only if certain technological milestones are met (which had not been met as of October 31, 2021), and (b) certain licenses.

Effective as of October 31, 2021, the Company and EMRE agreed, among other things, to extend the term of the EMRE Joint Development Agreement for an additional six months, ending on April 30, 2022 (unless terminated earlier). This extension allows for the continuation of research that would enable incorporation of design improvements to our current fuel cell design in order to support a decision to use the improvements in a future demonstration of the technology for capturing carbon at ExxonMobil’s Rotterdam refinery in the Netherlands and provides additional time to achieve the first milestone under the EMRE Joint Development Agreement.

License Agreements and Disputes with POSCO Energy; Settlement Agreement

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

In October 2016, the Company and POSCO Energy extended the terms of certain of the License Agreements to be consistent with the term of the CTTA, which was to expire on October 31, 2027. The CTTA required POSCO Energy to pay us a 3.0% royalty on POSCO Energy net product sales, as well as a royalty on scheduled fuel cell module replacements under service agreements for modules that were built by POSCO Energy and installed at plants in Asia under the terms of long-term service agreements (“LTSAs”) between POSCO Energy and its customers. Due to certain actions and inactions of POSCO Energy, we have not realized any new material revenues, royalties or new projects developed by POSCO Energy since late 2015.

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

In November 2019, POSCO Energy spun-off its fuel cell business into a new entity, Korea Fuel Cell Co., Ltd. (“KFC”), without our consent. As part of the spin-off, POSCO Energy transferred manufacturing and service rights under the License Agreements to KFC, but retained distribution rights and severed its own liability under the License Agreements. We formally objected to POSCO Energy’s spin-off, and POSCO Energy posted a bond to secure any liabilities to us arising out of the spin-off. In September 2020, the Korean Electricity Regulatory Committee found that POSCO Energy’s spin-off of the fuel cell business to KFC may have been done in violation of South Korean law.

On February 19, 2020, we notified POSCO Energy in writing that it was in material breach of the License Agreements by (i) its actions in connection with the spin-off of the fuel cell business to KFC, (ii) its suspension of performance through its cessation of all sales activities since late 2015 and its abandonment of its fuel cell business in Asia, and (iii) its disclosure of material nonpublic information to third parties and its public pronouncements about the fuel cell business on television and in print media that have caused reputational damage to the fuel cell business, our Company and our products. We also notified POSCO Energy that, under the terms of the License Agreements, it had 60 days to fully cure its breaches to our satisfaction and that failure to so cure would lead to termination of the License Agreements. Further, on March 27, 2020,

we notified POSCO Energy of additional instances of its material breach of the License Agreements based on POSCO Energy’s failure to pay royalties required to be paid in connection with certain module exchanges.

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against us at the International Court of Arbitration of the International Chamber of Commerce seated in Singapore, in which it alleged certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and sought combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to us by KOSPO as part of such warranty claims, which delayed receipt of certain payments owed to us. POSCO Energy subsequently sought additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on unspecified warranty claims in an additional amount of approximately $7 million, and additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on its alleged counterclaims in the license termination arbitration described below in an additional amount of approximately $110 million. As of October 31, 2021, outstanding accounts receivable due from KOSPO were $11.2 million. POSCO Energy posted a bond in the amount of $46 million to secure any damages to us resulting from the attachments.

On June 28, 2020, we terminated the License Agreements and filed a demand for arbitration against POSCO Energy and KFC in the International Court of Arbitration of the International Chamber of Commerce based on POSCO Energy’s (i) failure to exercise commercially reasonable efforts to sell our technology in the South Korean and Asian markets, (ii) disclosure of our proprietary information to third parties, (iii) attack on our stock price, and (iv) spin-off of POSCO Energy’s fuel cell business into KFC without our consent. We requested that the arbitral tribunal (a) confirm through declaration that POSCO Energy’s exclusive license to market our technology and products in South Korea and Asia is null and void as a result of the breaches of the License Agreements and that we had the right to pursue direct sales in these markets, (b) order POSCO Energy and KFC to compensate us for losses and damages suffered in the amount of more than $200 million, and (c) order POSCO Energy and KFC to pay our arbitration costs, including counsel fees and expenses. We retained outside counsel on a contingency basis to pursue our claims, and outside counsel entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration. In October 2020, POSCO Energy filed a counterclaim in the arbitration (x) seeking approximately $880 million in damages based on allegations that we misrepresented the capabilities of our fuel cell technology to induce POSCO Energy to enter into the License Agreements and failed to turn over know-how sufficient for POSCO Energy to successfully operate its business; (y) seeking a declaration that the License Agreements remained in full force and effect and requesting the arbitral tribunal enjoin us from interfering in POSCO Energy’s exclusive rights under the License Agreements and (z) seeking an order that we pay POSCO Energy’s arbitration costs, including counsel fees and expenses.

We discontinued revenue recognition of the deferred license revenue related to the License Agreements in July 2020 given the then-pending arbitrations.

On August 28, 2020, POSCO Energy filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) purportedly seeking to enforce its rights as a stockholder of the Company to inspect and make copies and extracts of certain books and records of the Company and/or the Company’s subsidiaries pursuant to Section 220 of the Delaware General Corporation Law and/or Delaware common law. POSCO Energy alleged that it was seeking to inspect these documents for a proper purpose reasonably related to its interests as a stockholder of the Company, including investigating whether our Board of Directors and management breached their fiduciary duties of loyalty, due care, and good faith.  POSCO Energy sought an order of the Court permitting POSCO Energy to inspect and copy the demanded books and records, awarding POSCO Energy reasonable costs and expenses, including reasonable attorney’s fees incurred in connection with the matter, and granting such other and further relief as the Court deemed just and proper. On July 9, 2021, the Court issued a post-trial ruling denying POSCO Energy’s demand to inspect the Company’s books and records because POSCO Energy lacked a proper purpose. The Court held that the totality of the circumstances, including the fact that this complaint was the seventh legal action POSCO Energy initiated against us within the span of nine months, confirmed that POSCO Energy’s purpose in initiating the books and records demand and filing the complaint was not proper. As this dispute was resolved by the Court as described above, it did not require resolution pursuant to, and was not part of, the Settlement Agreement described below.

On September 14, 2020, POSCO Energy filed a complaint in the United States District Court for the Southern District of New York (the “SD Court”) alleging that we delayed the removal of restrictive legends on certain share certificates held by POSCO Energy in 2018, thus precluding POSCO Energy from selling the shares and resulting in claimed losses in excess of $1,000,000. On September 16, 2021, the SD Court ruled in our favor on a motion for summary judgement dismissing all four counts of POSCO Energy’s complaint regarding share certificates held by POSCO Energy in 2018, but granted POSCO Energy leave to file an amended complaint.

In order to resolve the disputes described above (other than the books and records dispute which was resolved by the Court), on December 20, 2021, we entered into the Settlement Agreement with POSCO Energy and KFC (POSCO Energy and KFC may be collectively referred to herein as “PE Group”). The Settlement Agreement provides, among other things, that the parties will cooperate in good faith to effect a market transition to us of the molten carbonate fuel cell business in Korea in accordance with the terms and conditions of the Settlement Agreement. To that end, the Settlement Agreement provides that any and all past, current, or potential disputes and claims between us, on the one hand, and POSCO Energy and KFC, on the other, of any nature whatsoever, whether known or unknown, asserted or not asserted, based on actions or omissions of any party on or before the date of Settlement Agreement are fully and finally settled, including such disputes and claims, directly or indirectly, in connection with the legal disputes (other than the books and records dispute which was resolved by the Court) and License Agreements described above, with the exception of (i) an unfiled claim by us in the amount of approximately $1.8 million with respect to certain royalties we believe are owed by POSCO Energy with respect to replacement modules deployed by POSCO Energy at Gyenonggi Green Energy and other sites for which POSCO Energy has not paid royalties, and (ii) an unfiled claim by POSCO Energy in an unknown amount with respect to a series of purchase orders for materials and components which began in 2014 under a supply chain contract, both of which claims remain unsettled. We do not believe the claim by POSCO Energy with respect to purchase orders for materials and components under the supply chain contract has merit and we retain the right to file a counterclaim for damages we believe we have incurred with respect to such supply chain contract. With respect to the attachments described above, the Settlement Agreement provides that, within five days of the date of the Settlement Agreement, POSCO Energy will file an application with the Seoul Central District Court to revoke the attachments. Thereafter, we expect to promptly receive the outstanding KOSPO accounts receivable of approximately $11.2 million held by the Seoul Central District Court.

Under the Settlement Agreement, the parties have also agreed that, within five days of the date thereof, we will withdraw our objection to the spin-off of KFC from POSCO Energy, and that the License Agreements are not terminated, but instead are deemed to be amended such that POSCO Energy and KFC only have the right (i) to provide maintenance and repair services to PE Group’s existing customers on existing molten carbonate power generation and thermal projects under LTSAs currently in force as well as LTSAs that have expired and are pending renewal as of the settlement date (collectively, “Existing LTSAs”), (ii) to supply replacement modules purchased from us only for their existing customers for existing molten carbonate power generation and thermal projects under Existing LTSAs and (iii) to own, operate and maintain all facilities and factories solely for the purposes set forth in (i) and (ii) above (collectively, the “Right to Service License”). POSCO Energy and KFC further agree that, as of the date of the Settlement Agreement, the License Agreements are deemed to be amended such that we exclusively enjoy all rights as to our technology in Korea and Asia, other than the Right to Service License. The Settlement Agreement further provides that the License Agreements will terminate automatically upon sixty days prior written notice to PE Group if (i) we enter into a business collaboration agreement with a Korean company to construct, assemble, manufacture, market, sell, distribute, import, export, install, commission, service, maintain, or repair products incorporating our technology, or otherwise conduct our business, in the Korean market; or (ii) we expand the capacity of our existing Korean entity such as to perform such activities itself. In the event of the termination of the License Agreements, the license granted to PE Group under the Right to Service License will continue notwithstanding the termination of the License Agreements, except that PE Group’s right to own, operate, and maintain all facilities and factories for the purpose of servicing any orders or requests made by us will terminate. For the avoidance of doubt, pursuant to the terms of the Settlement Agreement, PE Group has no right to manufacture modules or any other product incorporating our technology under the License Agreements as amended, the Right to Service License or otherwise unless requested and authorized by us to do so.

The Settlement Agreement further provides that, in order to service its existing customers under the Existing LTSAs, KFC will place a firm, non-cancelable order for twelve SureSource 3000 modules within two weeks after the date of the Settlement Agreement and an additional firm, non-cancelable order for eight SureSource 3000 modules on or before June 30, 2022, all at a price of $3.0 million per module. In addition, KFC agrees to use commercially reasonable efforts to order fourteen additional SureSource 3000 modules by December 31, 2022, at a price of $3.0 million per module if ordered by such date. If KFC materially breaches the Settlement Agreement by failing to make timely and full payment for the modules for which KFC is required to place orders under the Settlement Agreement and does not cure such material breach within fifteen days of notice of such breach by us, the License Agreements and the Right to Service License granted to PE Group will be terminated. If we materially breach the Settlement Agreement by failing to supply the modules for which KFC is required to place orders under the Settlement Agreement, as long as KFC has made the payment for such modules and has otherwise satisfied its contractual obligations for those modules and such material breach is not cured within sixty days after notice from PE Group, PE Group will have the right to terminate the Settlement Agreement. With respect to any other alleged breach, material or otherwise, of the Settlement Agreement, the parties’ exclusive remedy consists solely of general damages.

Pursuant to the Settlement Agreement, with respect to new modules to be supplied by us and deployed by PE Group to its existing customers, we will provide our standard warranty against module defects until the earlier of eighteen months from the date of shipment or twelve months from the date of installation. As part of the global settlement of the disputes among the parties and subject to the qualifications set forth in the Settlement Agreement, we will reimburse PE Group for any annual output penalty amount paid by PE Group to its customers pursuant to Existing LTSAs (whether such Existing LTSA is extended or renewed), caused by a shortfall or defect in the new modules for a period of up to seven years. The maximum annual reimbursement obligation with regard to any PE Group customer for any new module provided by us will not exceed an amount equal to 7.5% per year of the module purchase price. We will not be required to reimburse PE Group for any penalty paid by PE Group under the Existing LTSAs that is not caused by a shortfall or defect in the modules to be supplied by us including, without limitation, any shortfall or defect caused by a site-related problem, a problem with the balance of plant, or other components of the project.

Although we have the exclusive and unrestricted right under the Settlement Agreement to perform, pursue, and otherwise conduct our business in relation to new fuel cell projects (including new projects with PE Group’s existing customers) in Korea and Asia, the parties have agreed that, except as further provided in the Settlement Agreement with respect to PE Group’s existing customers Noeul Green Energy and Godeok Green Energy, we will not engage in discussions with PE Group’s existing customers regarding Existing LTSAs without PE Group’s consent. The parties have further agreed that if PE Group cannot enter into an agreement with its existing customers to extend or renew Existing LTSAs by December 31, 2022, PE Group will cooperate with us so that we may discuss and, at our sole discretion, enter into an extension of an Existing LTSA, a new LTSA to replace an Existing LTSA, or a module sales agreement with PE Group’s existing customers; provided that (i) should we enter into such an arrangement with a PE Group existing customer, and (ii) we are required to provide replacement modules to such existing customer under such arrangement, and (iii) PE Group has not already deployed all or some the modules that PE Group ordered under Settlement Agreement, we will purchase the number of required replacement modules from PE Group at a price of $3.0 million per module (to the extent such modules are available and have not yet been deployed). The purchase of such replacement modules by us is contingent upon the modules being in proper condition as determined by inspection process to be agreed by the parties. Any modules purchased by us from PE Group under these terms will be included as part of the firm orders KFC is required to make pursuant to the Settlement Agreement.

With respect to operations and maintenance agreements, the Settlement Agreement provides that KFC will have the right of first refusal on providing operation and maintenance services on commercially reasonable terms for new LTSAs entered into by us in Korea for a period of the first to occur of either twenty-four months after the date of the Settlement Agreement or until such time as we engage a third party capable of providing such services in Korea. If we and KFC agree that KFC should provide operation and maintenance services pursuant to the right of first refusal, we and KFC will enter into one or more operation and maintenance agreements that reflect commercially reasonable terms and conditions as agreed by us and KFC at that time.

With respect to BOP, KFC currently has eight units of BOP available, and the Settlement Agreement provides that we have the option to purchase such units of BOP for any new molten carbonate fuel cell projects within Korea at a price of KRW 2,550,000,000 per unit. We will also have a non-exclusive, non-transferrable, non-sublicensable license to use the intellectual property imbedded in the BOP units in Korea in consideration for a reasonable license fee to be separately agreed by the parties. Detailed terms and conditions of BOP and related software and firmware supply will be discussed and agreed in good faith in separate BOP supply agreements in the event we exercise our option to purchase any of such BOP.

As noted above, we retained outside counsel on a contingency basis to pursue our claims against POSCO Energy and KFC, and outside counsel entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration proceedings brought by us against POSCO Energy and KFC. As we have entered into the Settlement Agreement, we are required to remit fees to our counsel, Wiley Rein, LLP (“Wiley”), subject to the terms of our engagement letter with Wiley. On December 23, 2021, we agreed that we will pay Wiley a total of $24.0 million to satisfy all obligations to Wiley under our engagement letter, of which $14.0 million will be paid on or before December 30, 2021, $5.0 million will be paid on or before March 30, 2022, and $5.0 million will be paid on or before June 30, 2022.

Regulatory and Legislative Environment

Distributed generation addresses certain power generation issues that central generation does not and legal, legislative and regulatory policy can impact deployment of distributed generation. The policies that affect our products are not always the same as those imposed on our competitors, and while some policies can make our products less competitive, others may provide an advantage. Certain utility policies may also pose barriers to our installation or interconnection with the utility grid, such as backup, standby or departing load charges that make installation of our products less economically attractive for our customers. Regulatory and legislative support can take the form of policy, incentive programs, and defined sustainability initiatives such as Renewable Portfolio Standards (“RPS”).

Various states and municipalities in the U.S. have adopted programs for which our products qualify, including programs supporting self-generation, clean air power generation, combined heat and power applications, carbon reduction, grid resiliency/microgrids and utility ownership of fuel cell projects.

Many states in the U.S. have enacted legislation adopting Clean Energy Standards (“CES”) or RPS mechanisms. Under these standards, regulated utilities and other load serving entities are required to procure a specified percentage of their total electricity sales to end-user customers from eligible resources according to a set schedule. CES and RPS, and their implementing regulations, vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state’s mandate, the definition of eligible clean and renewable energy resources, and the extent to which renewable energy credits (certificates representing the generation of renewable energy) qualify for CES or RPS compliance. Fuel cells using biogas qualify as renewable power generation technology in all of the CES and RPS states in the U.S., and some states specify that fuel cells operating on natural gas are also eligible for these initiatives in recognition of the high efficiency and low pollutants of fuel cells. Most states are introducing legislation or regulations that seek to reduce the consumption of electricity generated using fossil fuels in favor of zero carbon resources. Additionally, utility regulators are looking for non-wire alternatives to build reliability and resiliency to the grid, which also presents a potential opportunity.

In February 2018, the U.S. Congress reinstated the 30% Investment Tax Credit (“ITC”) for fuel cells and extended and significantly expanded the existing Carbon Oxide Sequestration Credit. The ITC phased down to 26% in 2020 and was scheduled to phase down to 22% by 2022 and expire in 2023. The reinstatement of the ITC for fuel cells provided equal access to tax incentives for U.S. fuel cell manufacturers when compared to other clean energy solutions. The ITC phase down was extended by two years pursuant to the Consolidated Appropriations Act, 2021 passed by Congress in December 2020 and signed by the President on December 27, 2020, thus extending the 26% ITC until 2022 and the expiration to 2025.

Internationally, South Korea has an RPS to promote clean energy, reduce carbon emissions, and develop local manufacturing of clean energy generation products to accelerate economic growth. The RPS is designed to increase new and renewable power generation to 10% of total power generation by 2023 from 2% when the RPS began in 2012. Twenty-two of the largest power generators are obligated to achieve the RPS requirements in their generation or purchase offsetting renewable energy certificates. Financial penalties are levied by the government for non-compliance. European governments are supportive of hydrogen-based generation and efficient CHP applications. Italy adopted a system to promote energy efficiency with Italian “White Certificates” (Energy Efficiency Certificates) that are tradable certificates, for which fuel cells qualify, to promote energy savings expressed in tons of oil equivalent saved. Germany, the United Kingdom and the Netherlands provide tax incentives, grants and waivers of regulatory fees for clean energy installations. Additionally, large energy-intensive industry sectors and the aviation sector in European Union countries above a certain size qualify for the ETS (Emissions Trading Scheme) and are subject to a cap-and-trade requirement for carbon emissions.

Government Regulation

Our Company and our products are subject to various federal, provincial, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. Emissions of SOx and NOx from our power plants are substantially lower than conventional combustion-based generating stations and are far below existing and proposed regulatory limits. The primary emissions from our power plants, assuming no cogeneration application, are humid flue gas that is discharged at temperatures of 700-800° F, water that is discharged at temperatures of 10-20° F above ambient air temperatures, and CO2 in per-kW hour amounts that are, due to the high efficiency of fuel cells, significantly less than conventional fossil fuel central generation power plants. Depending on the jurisdiction, whether our plants require water discharge permits is dependent upon whether the discharge is directed to a storm drain or wastewater system.

We are also subject to federal, state, provincial and/or local regulation with respect to, among other things, siting. Furthermore, utility companies and several states in the U.S. have created and adopted, or are in the process of creating and adopting, interconnection regulations covering both technical and financial requirements for the interconnection of fuel cell power plants to utility grids. Our power plants are designed to meet all applicable laws, regulations and industry standards for use in the international markets in which we operate. Our SureSource solutions are CARB 2007 certified, and our SureSource 1500 and SureSource 3000, when operating on biogas, are certified for the CARB 2013 Biogas standard.

Proprietary Rights and Licensed Technology

Our intellectual property consists of patents, trade secrets, institutional knowledge and know-how that we believe is a competitive advantage and represents a barrier to entry for potential competitors. We have extensive experience in designing, manufacturing, operating and maintaining fuel cell power plants. This experience cannot be easily or quickly replicated and, combined with our trade secrets, proprietary processes and patents, safeguards our intellectual property rights.

As of October 31, 2021, we (excluding our subsidiaries) had 113 U.S. patents and 222 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our SureSource technology, SOFC technology, PEM fuel cell technology and applications thereof. As of October 31, 2021, we also had 45 patent applications pending in the U.S. and 92 patent applications pending in other jurisdictions.

As of October 31, 2021, our subsidiary, Versa Power Systems, Ltd. (“Versa”), had 30 U.S. patents and 85 international patents covering SOFC technology (in certain cases covering the same technology in multiple jurisdictions). As of October 31, 2021, Versa also had 5 pending U.S. patent applications and 16 patent applications pending in other jurisdictions. In addition, as of October 31, 2021, our subsidiary, FuelCell Energy Solutions, GmbH, had license rights to 2 U.S. patents and 7 patents outside the U.S. (in certain cases covering the same technology in multiple jurisdictions) for carbonate fuel cell technology licensed from Fraunhofer IKTS.

We continue to innovate, and no patent expiration, either individually or in the aggregate, is expected to have any material impact on our current or anticipated operations.

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

Significant Customers and Information about Geographic Areas

We contract with a concentrated number of customers for the sale of our products and for research and development. For the years ended October 31, 2021, 2020 and 2019, our top customers, EMRE, Connecticut Light and Power, KOSPO, the DOE, UIL Holdings Corporation, Pfizer, Inc. and Dominion Bridgeport Fuel Cell, LLC, accounted for an aggregate of

79%, 80% and 77%, respectively, of our total annual consolidated revenue. Revenue percentage by major customer for the last three fiscal years is as follows:

	Years Ended October 31,
	2021	2020	2019
ExxonMobil Research and Engineering Company (EMRE)	29%	32%	40%
Connecticut Light and Power	20%	17%	11%
Korea Southern Power Company (KOSPO)	12%	—%	—%
U.S. Department of Energy (DOE)	8%	9%	6%
UIL Holdings Corporation	5%	18%	1%
Pfizer, Inc.	5%	4%	6%
Dominion Bridgeport Fuel Cell, LLC (a)	—%	—%	13%
Total	79%	80%	77%
(a)	All of the outstanding membership interests in Dominion Bridgeport Fuel Cell, LLC were acquired by the Company on May 9, 2019. As a result of this acquisition, revenue is now (subsequent to the acquisition) recognized under the related PPA for electricity sales to Connecticut Light and Power.

See Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 – “Financial Statements and Supplementary Data” for further information regarding our revenue and revenue recognition policies.

We have marketing and manufacturing operations both within and outside the United States. We source raw materials and BOP components from a diverse global supply chain. In fiscal year 2021, the foreign country with the greatest concentration risk was South Korea, accounting for 12% of our consolidated net revenues. While we plan to aggressively pursue sales of our products in South Korea as a result of the Settlement Agreement with POSCO Energy and KFC, we are also in the process of diversifying our sales mix from both a customer specific and geographic perspective as part of our overall strategic plan.

The international nature of our operations subjects us to a number of risks, including fluctuations in exchange rates, adverse changes in foreign laws or regulatory requirements and tariffs, taxes, and other trade restrictions. See Item 1A “Risk Factors” – “We are subject to risks inherent in international operations.” See also Note 17. “Segment Information,” to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for information about our net sales by geographic region for the years ended October 31, 2021, 2020, and 2019. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for other information about our operations and activities in various geographic regions.

Human Capital Resources

Our Team

As a company, we believe in delivering clean innovative solutions by enabling a work environment that stimulates collaboration and engagement, and promoting a performance-based culture with three main goals:

◾	Attracting and retaining talented and diverse employees;
◾	Collaborating as a team – as a company, and with our broad ecosystem of customers, partners, suppliers and the communities in which we operate; and
◾	Alignment of employee and shareholder’s mutual benefit.

As of October 31, 2021, we had 382 full-time employees, of which 171 were located at the Torrington, Connecticut manufacturing facility; 177 were located at the Danbury, Connecticut facility or other field offices within the U.S., and 34 were located abroad; and 3 part-time employees.

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

We continue to enhance our diversity, equity and inclusion policies which are guided by our executive leadership team and overseen by our Board of Directors.

Compensation and Benefits

As part of our compensation philosophy, we believe that we must offer and maintain market competitive compensation and benefit programs for all of our employees in order to attract and retain superior and diverse talent. In addition to competitive base wages, additional programs include an annual Management Incentive Plan, Long-Term Equity Incentive Plans, a Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, employee assistance programs and a flexible hybrid work environment.

Workforce Health and Safety

We take workplace safety very seriously. Under our robust safety program, we are constantly evaluating our safety protocols in an effort to keep our facilities safe for our employees and visitors.

We are committed to environmental, health and safety (EH&S) excellence. Our Environmental Management System is certified to ISO 14001:2015, and our Occupational Health & Safety Management System is certified to ISO 45001:2018.

Our EH&S core principles are:

●	Zero injuries / incidents;
●	Maintain compliance;
●	Pollution prevention;
●	Waste reduction; and
●	Continual improvement.

We are also in the process of performing life cycle analyses on our products, as well as our production and office locations, and developing a roadmap to net zero carbon emissions.

Our safety performance is excellent and is demonstrated by experience modification rates (EMR) below the industry average of 1.0 for the last 5 years: 2016: 0.81, 2017: 0.65, 2018: 0.62, 2019: 0.65, and 2020: 0.59. Effective October 31st, 2021, our EMR for 2021 is 0.68. We have maintained an “A” rating since 2016 providing “Safety Tier 1” performance with ISNetworld, a database for online contractor safety management designed to streamline companies' and contractors' compliance pre-qualification processes.

During fiscal year 2021, we launched a proactive response to the COVID-19 pandemic by mandating vaccinations while allowing for qualified religious and/or medical exemptions with weekly testing protocols. As of October 31, 2021, 97% of our employees were fully vaccinated (according to Centers for Disease Control and Prevention (“CDC”) guidelines). We also commenced a hybrid work model to those eligible, while taking the necessary actions to secure the safety of our employees, our corporate community as a whole and the communities in which our team members live, and to adhere to CDC recommendations regarding social distancing, mask wearing/mandates, and regular testing for those unvaccinated employees.

Despite the many challenges created by COVID-19, we did not implement any furlough, layoff or shared work programs in 2021. We continue to evaluate our ability to operate in light of resurgences of COVID-19 and the advisability of continuing operations based on federal, state, and local guidance, evolving data concerning the pandemic and the best interests of our employees, their families, customers and shareholders.

Available Information

We file annual, quarterly and current reports, proxy statements and other information electronically with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the “Investors” section of the Company’s website (http://www.fuelcellenergy.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 3 Great Pasture Road, Danbury, CT 06810. The SEC also maintains an Internet website that contains reports and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov.

Information about our Executive Officers

NAME	AGE	PRINCIPAL OCCUPATION

Jason B. Few President, Chief Executive Officer and Chief Commercial Officer	55

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

Mr. Few was elected to the board of Marathon Oil (NYSE: MRO) effective April 1, 2019, and is the Chairman of the Compensation Committee and a member of the Corporate Governance and Nominating Committees of Marathon Oil.

Mr. Few received his Bachelor’s Degree in Computer Systems in Business from Ohio University, and a MBA from Northwestern University’s J.L. Kellogg Graduate School of Management.

Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer	53

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

Mr. Bishop received a Bachelor of Science in Accounting from Boston University and a MBA from the University of Connecticut.

Michael Lisowski Executive Vice President, Chief Operating Officer	52

Mr. Lisowski was appointed Executive Vice President and Chief Operating Officer in June 2019. Mr. Lisowski has served as the Company’s Vice President of Global Operations since 2018, and, from 2001 to 2018, held various other positions within the Company, including

NAME	AGE	PRINCIPAL OCCUPATION

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

Mr. Lisowski received his Bachelor’s Degree in Communications and Business Administration at Western New England University and a Master’s Degree in Management, Global Supply Chain Integrations from Rensselaer Polytechnic Institute.

Anthony Leo Executive Vice President, Chief Technology Officer	64

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

Mr. Leo received his Bachelor of Science Degree in Chemical Engineering from Rensselaer Polytechnic Institute and is currently serving on the U.S. Department of Energy Hydrogen and Fuel Cell Technical Advisory Committee.

Joshua Dolger Executive Vice President, General Counsel and Corporate Secretary	47

Mr. Dolger was appointed Executive Vice President and General Counsel on December 10, 2021 and Corporate Secretary on June 25, 2021. Mr. Dolger previously served as Interim General Counsel from June 25, 2021 to December 10, 2021 and as Senior Counsel from May 17, 2021 to June 25, 2021. In his current positions, Mr. Dolger oversees all the Company’s legal and governmental affairs, as well as provides leadership in all aspects of the Company’s business, including commercial matters, compliance, corporate governance and board activities. Prior to joining the Company, Mr. Dolger held a variety of legal positions of increasing responsibility at the headquarters of Terex Corporation, a public company and a global manufacturer of aerial work platforms and materials processing machinery, most recently as Assistant General Counsel from January 2016 to March 2021. Mr. Dolger’s focus included Securities and Exchange Commission work, mergers and acquisitions, corporate governance, commercial contract drafting and negotiation, and implementation of the company’s multi-year strategic supply chain initiative. Prior to joining Terex Corporation, Mr. Dolger was a senior corporate attorney at Pullman

& Comley, LLC. Mr. Dolger is a licensed attorney in Connecticut and New York.

Mr. Dolger received a Bachelor of Arts from the State University of New York at Albany and Juris Doctor from Pace University School of Law.

ITEM 1A.RISK FACTORS

An investment in our common stock involves a high degree of risk. Prior to making a decision about investing in our securities, you should carefully consider the specific risk factors discussed below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. If any such risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected. In such cases, the market price of our common stock could decline, and you may lose all or part of your investment.

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

We have debt and finance obligations outstanding and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

As of October 31, 2021, our total consolidated debt and finance obligations outstanding (“indebtedness”) was $89.3 million ($87.7 million, net of finance costs and debt discounts).

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

We rely on project financing for our generation operating portfolio which includes debt and tax equity financing arrangements to realize the benefits provided by investment tax credits and accelerated tax depreciation. In the event that interest rates rise or there are changes in tax policy, our financial results could be harmed.

Rising interest rates may increase our cost of capital. Part of our business strategy is to generate positive cash flows after debt service from our generation operating portfolio. Rising interest rates may have an adverse impact on the cost of debt and thus result in lower cash flows after debt service than we realize today. We also expect that projects we retain in our generation operating portfolio will receive capital from tax equity investors who derive a significant portion of their economic returns through tax benefits. Tax equity investors are generally entitled to substantially all of the project’s tax benefits, such as those provided by the U.S. investment tax credit (“ITC”) and Modified Accelerated Cost Recovery System or bonus depreciation. Our ability to obtain additional financing in the future depends on the continued confidence of financing sources in our business model and the continued availability of tax benefits applicable to our products. If we are unable to enter into tax equity financing agreements with attractive pricing terms, or at all, we may not be able to obtain the capital needed to finance the build out of our generation assets which would impact our overall liquidity and our business, financial condition and results of operations.

Unanticipated increases or decreases in business growth may result in adverse financial consequences for us.

We operate a 167,000 square-foot manufacturing facility in Torrington, Connecticut where we produce the individual cell packages and assemble the fuel cell modules. The maximum annualized capacity (module manufacturing, final assembly, testing and conditioning) is 100 MW per year under the Torrington facility’s current configuration when being fully utilized. The Torrington facility is sized to accommodate the eventual annualized production capacity of up to 200 MW per year with additional capital investment in machinery, equipment, tooling and inventory.

We have a manufacturing and service facility in Taufkirchen, Germany that has the capability to perform final module assembly for up to 20 MW per year of sub-megawatt fuel cell power platforms to service the European market. Our European service activities are also operated out of this location. In addition, we have a research and development facility in Calgary, Alberta, Canada that is focused on the engineering and development of the Company’s SOFC and SOEC technology. This facility includes equipment for the manufacturing of solid oxide cells and stacks, including an advanced automated stack manufacturing line which has been developed to ensure that the labor and overhead which are required to produce these technologies are optimized for efficiency and complement the low direct material cost of the stack.

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

We are subject to risks in international operations, including risks pursuant to our settlement agreement with POSCO Energy Co., Ltd. (“POSCO Energy”) and Korea Fuel Cell Co., Ltd. (“KFC”) and our ongoing relationship with them.

Since we market our products both inside and outside the U.S., our success depends in part on our ability to secure international customers and our ability to manufacture products that meet foreign regulatory and commercial requirements in target markets, as well as the ability to provide service to our international customers. We have not recognized meaningful product sales revenue to customers located outside the U.S. since 2018. With the recent settlement of our litigation with POSCO Energy and KFC, we expect to make significant product sales into South Korea and, with our renewed emphasis on marketing our products in European markets, we expect to make future product sales there as well.  We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. In addition, we are subject to tariff regulations and requirements for export licenses, particularly with respect to the export of some of our technologies. We face numerous challenges in our international expansion, including the strain any future growth may place on management, service and operations teams and financial infrastructure.  We will face risk from complex and changing regulatory requirements, fluctuations in currency exchange rates, accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of any earnings and the burdens of complying with a wide variety of international laws. In addition, with respect to South Korea, pursuant to the terms of the Settlement Agreement we may have to rely on POSCO Energy and KFC for some period to provide certain services, such as operations and maintenance services to any new customers, and we will need their cooperation to transition long term service agreements from their

existing customers to us in the future.   Given the historical relationship among the parties with respect to certain actions and inactions by POSCO Energy and KFC and the prolonged litigation among the parties, there can be no guarantee that the parties will be able to successfully work together or that POSCO Energy and KFC will comply with the terms of the Settlement Agreement.   Any of these factors could adversely affect our results of operations and financial condition.

If our goodwill and other intangible assets, long-lived assets (including project assets), or inventory become impaired, we may be required to record a significant charge to operations.

We have recorded significant charges, and may in the future be required to record significant charges, to operations in our financial statements should we determine that our goodwill, other indefinite-lived intangible assets (i.e., in process research and development (“IPR&D”)), other long-lived assets (i.e., project assets, property, plant and equipment and definite-lived intangible assets), or inventory are impaired. Such charges might have a significant impact on our reported financial condition and results of operations. Project asset and property, plant and equipment impairment charges totaled approximately $5.0 million, $2.4 million and $20.4 million for the fiscal years ended October 31, 2021, 2020 and 2019, respectively.

As required by accounting rules, we review our goodwill for impairment at least annually as of July 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include a significant decline in projections of future cash flows and lower future growth rates in our industry. We review IPR&D for impairment on an annual basis as of July 31 or more frequently if facts and circumstances indicate the fair value is less than the carrying value. If the technology has been determined to be abandoned or not recoverable, we would be required to record a charge reflecting impairment of the asset. We review inventory and long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We consider a project asset commercially viable and recoverable if such project asset is anticipated to be sellable for a profit, or generates positive cash flows, in excess of the cost of the project asset once it is either fully developed or fully constructed. If any of our project assets are not considered commercially viable or costs are not deemed to be recoverable, we would be required to record a charge reflecting the impairment of such project assets.

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

We depend on third party suppliers for the development and timely supply of key raw materials and components for our products.

We use various raw materials and components to construct a fuel cell module, including nickel and stainless steel that are critical to our manufacturing process. We also rely on third-party suppliers for the BOP components in our products. Suppliers must undergo a qualification process, which takes four to twelve months. We continually evaluate new suppliers, and we are currently qualifying several new suppliers. There are a limited number of suppliers for some of the key components of our products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers, all of which could harm our business prospects, results of operations and financial condition. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or secure new long-term supply relationships on terms that will allow us to achieve our objectives, if at all. A supplier’s failure to develop and supply components in a timely manner or to supply components that meet our quality, quantity or cost requirements or our technical specifications, or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, could each harm our ability to manufacture our SureSource products.  In addition, our supply chain has been, and may continue to be, adversely affected by the COVID-19 pandemic, which has created global shipping and logistics challenges. These challenges include extended shipping lead times and pricing pressures on transportation and logistics that have adversely impacted, and may continue to adversely impact, our ability to meet our production schedules and project deadlines, may result in additional and increased costs, or may otherwise adversely impact our business, results of operations and financial condition. If we are unable to pass these costs on to our customers or timely complete projects, we may experience reduced revenue and other adverse impacts on our business, results of operations and financial condition. Given that our customers and suppliers are facing similar global supply chain challenges, we expect continued difficulty in forecasting demand and supply needs for the foreseeable future. While we have implemented several initiatives to mitigate the effects of the COVID-19 pandemic on our business, our business, results of operations and financial condition may still be adversely impacted.

Our business and operations may be adversely affected by the 2019 novel coronavirus (COVID-19) outbreak or other similar outbreaks.

Any outbreaks of contagious diseases, including the 2019 novel coronavirus (“COVID-19”) that was first detected in Wuhan, China in December 2019 and has since developed into an ongoing global pandemic, and other adverse public health developments in countries where we and our suppliers operate, could have a material and adverse effect on our business, financial condition and results of operations. These effects could include disruptions to or restrictions on our employees’ ability to travel, as well as temporary or prolonged closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. In addition, COVID-19 has resulted in a widespread health crisis that has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, resulting in economic downturns that could affect demand for our products or our ability to obtain financing for our business or projects. COVID-19 may impact the health of our team members, directors or customers, reduce the availability of our workforce or those of companies with which we do business, or otherwise cause human impacts that may negatively impact our business. Any of these events, which may result in disruptions to our supply chain or customer demand, could materially and adversely affect our business and our financial results. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted.

Such developments may include the duration of the outbreak, new mutations of the virus, the continued efficacy of vaccines and the actions that may be taken by various governmental authorities in response to the outbreak, such as periodic quarantine or “shelter-in-place” orders and business closures imposed by various states within the United States, and the impact on the U.S. or global economy. For example, on March 18, 2020, in response to the escalating global COVID-19 outbreak, we temporarily suspended operations at our Torrington, Connecticut manufacturing facility, and also ordered those employees that could work from home to do so. We resumed operations in the manufacturing facility on June 22, 2020, and we established a phased-in return to work schedule commencing March 15, 2021 for those employees working from home that was completed April 19, 2021. However, we continue to evaluate our ability to operate in the event of resurgences of COVID-19 and the advisability of continuing operations, based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders. For example, given the continued elevated number of COVID-19 cases throughout the U.S. as a result of the highly transmissible Delta and Omicron variants, we have instituted policies to protect our employees and customers such as a mandatory vaccination policy which required all U.S. employees to be fully vaccinated by November 1, 2021 or seek a qualified religious and/or medical exemption with weekly testing protocols.  Accordingly, there can be no assurance that any of our facilities will remain open (in full or in part) or that our other operations will continue at full or limited capacity. If we again have to shut down production either due to a resurgence of the COVID-19 pandemic or due to an outbreak in one of our facilities, our project schedules and associated financing could be adversely affected. Further, we have experienced, and may continue to experience, increased costs and expenses, including as a result of (i) conducting daily “fitness-for-duty” assessments for employees, including symptom checks and providing personal protective equipment, (ii) the expansion of benefits to our employees, including the provision of additional time off for employees who have contracted COVID-19 or are required to be quarantined or who are unable to obtain childcare to return to work, and the reimbursement of expenses incurred while working from home, (iii) implementing increased health and safety protocols at all of our facilities, including increased cleaning/sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products, and (iv) the increased cost of personal protective equipment. Although we believe the Company is currently considered an “essential” business in its operating markets, if any of the applicable exceptions or exemptions are curtailed or revoked in the future, or any of these exemptions or exceptions do not extend to any of our key suppliers, our business, operating results and financial condition could be adversely impacted. While we have attempted to continue business development activities during the pandemic, state and local shutdowns, shelter-in-place orders and travel restrictions have impeded our ability to meet with customers and solicit new business, and certain bids and solicitations in which we typically participate have been postponed. As a result, at this time, it is impossible to predict the overall impact of COVID-19 on our business, liquidity, capital resources, supply chain and financial results or its effect on clean energy demand, capital budgets of our customers, or demand for our products. Additionally, while we have continued to prioritize the health and safety of our team members and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future because of the pandemic, or because the pandemic worsens again. Additional public health crises could also emerge in the future, including other pandemics or epidemics. Any such public health crisis could pose further risks to us and could also have a material adverse effect on our business, results of operations and financial position.

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

We have signed product sales contracts, EPCs, PPAs and long-term service agreements with customers subject to contractual, technology, operating, commodity (i.e. natural gas) and fuel pricing risks as well as market conditions that may affect our operating results.

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

We have contracted under long-term service agreements with certain customers to provide service on our products over terms up to 20 years. Under the provisions of these contracts, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Pricing for service contracts is based upon estimates of future costs including future module exchanges. While we have conducted tests to determine the overall life of our products, we have not run certain of our products over their projected useful life or in all potential conditions prior to large scale commercialization. As a result, we cannot be sure that these products will last to their expected useful life or perform as anticipated in all conditions, which could result in warranty claims, performance penalties, maintenance and module replacement costs in excess of our estimates, losses on service contracts and/or a negative perception of our products. As a result of our products’ maturity, we have incurred and may continue to incur charges for warranty claims, performance penalties, maintenance and module replacement costs in excess of our estimates and losses on service contracts. Each of these risks could be material under these contracts and, as a result, we may experience diminished returns or be required to write off all or a portion of our capitalized costs in these project assets.

In certain instances, we have executed PPAs with the utility, end-user of the power or site host of the fuel cell power plant. We may then sell the PPA and power plant to a project investor or retain the project and collect revenue from the sale of power over the term of the PPA, recognizing electricity revenue as power is generated and sold. Our growing portfolio of project assets used to generate and sell power under PPAs and utility tariff programs exposes us to operational risks and uncertainties, including, among other things, lost revenues  due to prolonged outages, replacement equipment costs, risks associated with facility start-up operations, failures in the availability or acquisition of fuel (including natural gas and renewable natural gas), the impact of severe adverse weather conditions, natural disasters, terrorist attacks, cybersecurity attacks, risks of property damage or injury from energized equipment, availability of adequate water resources and ability to intake and discharge water, use of new or unproven technology, fuel commodity price risk and fluctuating market prices, and lack of alternative available fuel sources.

Our ability to proceed with projects under development and complete construction of projects on schedule and within budget may be adversely affected by escalating costs for materials and fuel (including natural gas and renewable natural gas), supply chain and logistics challenges, tariffs, labor and regulatory compliance, inability to obtain necessary permits, interconnections or other approvals on acceptable terms or on schedule and by other factors. If any development project or construction is not completed, is delayed or is subject to cost overruns, we could become obligated to make delay or termination payments or become obligated for other damages under contracts, experience diminished returns or be required to write off all or a portion of our capitalized costs in the project. Each of these events could have an adverse effect on our business, financial condition, results of operations and prospects.

We extend product warranties for our products, which products are complex and could contain defects and may not operate at expected performance levels, which could impact sales and market adoption of our products, affect our operating results or result in claims against us.

We develop complex and evolving products and we continue to advance the capabilities of our fuel cell stacks. We now produce stacks in the United States with a net rated power output of 350 kilowatts when new and a 7-year cell design life. We provide for a warranty of our products for a specific period of time against manufacturing or performance defects. We accrue for warranty costs based on historical warranty claim experience; however, actual future warranty expenses may be greater than we have assumed in our estimates. We are still gaining field operating experience with respect to our products, and despite experience gained from our growing installed base and testing performed by us, our customers and our suppliers, issues have been and may continue to be found in existing or new products including module decay rates which have in the exceeded and may continue to exceed design expectations. This has resulted and may continue to result in a delay in recognition or loss of revenues and may result in loss of market share or failure to achieve broad market acceptance. The occurrence of defects has also caused and may continue to cause us to incur significant warranty, support and repair costs in excess of our estimates, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming, could be costly to defend, and may hurt our reputation in the marketplace. Our customers could also seek and obtain damages from us for their losses.

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

Other companies, some of which have substantially greater resources than ours, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, our products and technologies. Several companies in the U.S. are engaged in fuel cell development, although we are the only domestic company engaged in manufacturing and deployment of stationary carbonate fuel cells. Other emerging fuel cell technologies include small or portable PEM fuel cells, stationary phosphoric acid fuel cells, stationary Solid Oxide Fuel Cells, and small residential Solid Oxide Fuel Cells. Any of these technologies and any of our competitors has the potential to capture market share in our target markets. There are also other potential fuel cell competitors internationally that could capture market share.

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

●	the cost competitiveness of our fuel cell products including availability and output expectations and total cost of ownership;
●	the future costs of natural gas, renewable natural gas (biofuels), and other fuels used by our fuel cell products;
●	customer reluctance to try a new product;
●	the market for Distributed Generation, hydrogen and storage and government policies that affect those markets;
●	government incentives, mandates or other programs favoring zero carbon energy sources;
●	local permitting and environmental requirements;
●	customer preference for non-fuel based technologies; and
●	the emergence of newer, more competitive technologies and products.

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

In future periods, management will continue to reevaluate its estimates for contract margins, service agreements, loss accruals, warranty, performance guarantees, liquidated damages, inventory valuation allowances and allowance for doubtful accounts. Changes in those estimates and judgments could significantly affect our results of operations and financial condition. We will also adopt changes required by the Financial Accounting Standards Board and the SEC.

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

In addition, certain of our products benefit from federal, state and local governmental incentives, mandates or other programs promoting clean energy generation. Any changes to or termination of these programs could reduce demand for our products, impair sales financing, and adversely impact our business, financial condition and results of operations.

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

The Paycheck Protection Program loan received by us in 2020 and subsequently repaid by us in 2021 has resulted in an informal SEC inquiry into our financial disclosures and may subject us to challenges regarding qualification for the loan, enforcement actions, fines and penalties.

On April 20, 2020, we entered into a Paycheck Protection Program Promissory Note, dated April 16, 2020 (the “PPP Note”), evidencing a loan to the Company from Liberty Bank under the CARES Act. Pursuant to the PPP Note, we received total proceeds of approximately $6.5 million on April 24, 2020 (the “PPP Loan”). In accordance with the requirements of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), the PPP Loan may have been fully forgiven if (i) proceeds were used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries were either maintained during the 24-week period following disbursement of the PPP Loan or restored by December 31, 2020. If not so maintained or restored, forgiveness of the PPP Loan would have been reduced in accordance with regulations issued by the SBA. In order to obtain the consent of the Orion Agent and the lenders under the Orion Credit Agreement (each as defined elsewhere in this document) to enter into the PPP Note, the Orion Agent and such lenders required us to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under regulations in effect as of June 6, 2020. We used 100% of the proceeds of the PPP Loan to pay eligible payroll costs, and on October 29, 2020, we applied for forgiveness of the PPP Loan. However, with the repayment in full of all amounts owed to the Orion Agent and related lenders in December 2020, we were no longer required to pursue forgiveness of the PPP Loan. Additionally, since the time of the application for forgiveness, our financial circumstances changed substantially, such that we were no longer in need of forgiveness of the PPP Loan. While we believe we met all of the requirements of the CARES Act, as amended by the PPP Flexibility Act, for forgiveness, on February 11, 2021, we withdrew our application for forgiveness and repaid all amounts outstanding under the PPP Note, together with all accrued interest.

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

On or about May 11, 2020, the Division of Enforcement of the SEC sent us an inquiry requesting that we voluntarily provide information to the SEC pertaining to our application and resulting PPP Loan and how the need for the PPP Loan compares with our filings, disclosures and financial condition. While this request for information was voluntary and we were not obligated to respond, we cooperated with the request for information and voluntarily provided information to the SEC. The SEC has not communicated with us in fiscal year 2021 about its inquiry.

Risks Related to Our Need for Additional Capital

We will need to raise additional capital, and such capital may not be available on acceptable terms, if at all. If we do raise additional capital utilizing equity, existing stockholders will suffer dilution. If we do not raise additional capital, our business could fail or be materially and adversely affected.

The implementation of our business plan and strategy requires additional capital to fund operations as well as investment by us in project assets. If we are unable to raise additional capital in the amounts required, on terms acceptable to us, or at all, we will not be able to successfully implement our business plan and strategy. Our capital-intensive business model increases the risk that we will not be able to successfully implement our plans if we do not raise additional capital in the amounts required.

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

We previously licensed certain of our carbonate fuel cell manufacturing intellectual property to POSCO Energy on an exclusive basis in the South Korean and broader Asian markets, and pursuant to the terms of the Settlement Agreement with POSCO Energy, we plan to do so again on a limited, non-exclusive basis to enable module replacement to POSCO Energy’s existing LTSA customers only. (See the section above entitled “Business – License Agreements and Royalty Income; Relationship with POSCO Energy – License Agreements and Disputes with POSCO Energy; Settlement Agreement” for more information with respect to the limited license granted to POSCO Energy and KFC.) In addition, effective as of June 11, 2019, we entered into the EMRE License Agreement, pursuant to which we agreed, subject to the terms of the EMRE License Agreement, to grant EMRE and its affiliates a non-exclusive, worldwide, fully paid, perpetual, irrevocable, non-transferrable license and right to use our patents, data, know-how, improvements, equipment designs, methods, processes and the like to the extent it is useful to research, develop, and commercially exploit carbonate fuel cells in applications in which the fuel cells concentrate carbon dioxide from industrial and power sources and for any other purpose attendant thereto or associated therewith. Such right and license is sublicensable to third parties performing work for or with EMRE or its affiliates, but shall not otherwise be sublicensable. Furthermore, on November 5, 2019, we entered into the EMRE Joint Development Agreement, pursuant to which we agreed to grant EMRE and its affiliates a worldwide, non-exclusive, royalty-free, irrevocable, perpetual, sub-licensable, non-transferable (subject to certain exceptions) right and license to practice certain Company background intellectual property (to the extent not already licensed pursuant to  the EMRE License Agreement) for new carbonate fuel cell technology in carbon capture applications and hydrogen applications. We depend on POSCO Energy and EMRE to also protect our intellectual property rights, but we cannot assure you that POSCO Energy or EMRE will do so.

As of October 31, 2021, we (excluding our subsidiaries) had 113 U.S. patents and 222 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our SureSource technology, SOFC technology, PEM fuel cell technology and applications thereof. As of October 31, 2021, we also had 45 patent applications pending in the U.S. and 92 patent applications pending in other jurisdictions. As of October 31, 2021, our subsidiary, Versa Power Systems, Ltd. (“Versa”), had 30 U.S. patents and 85 international patents covering SOFC technology (in certain cases covering the same technology in multiple jurisdictions). As of October 31, 2021, Versa also had 5 pending U.S. patent applications and 16 patent applications pending in other jurisdictions. In addition, as of October 31, 2021, our subsidiary, FuelCell Energy Solutions, GmbH, had license rights to 2 U.S. patents and 7 patents outside the U.S. (in certain cases covering the same technology in multiple jurisdictions) for carbonate fuel cell technology licensed from Fraunhofer IKTS.

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

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

●	failure to meet commercialization milestones;
●	failure to win contracts through competitive bidding processes, or the loss of project awards previously announced or anticipated prior to entering into definitive contracts;
●	the loss of a major customer or a contract;
●	variations in our quarterly operating results from the expectations of securities analysts or investors;
●	downward revisions in securities analysts’ estimates or changes in general market conditions;
●	changes in the securities analysts that cover us or failure to regularly publish reports;

●	announcements of technological innovations or new products or services by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel;
●	investor perception of our industry or our prospects;
●	insider selling or buying;
●	demand for our common stock;
●	dilution from issuances of our common stock;
●	general market trends or preferences for non-fueled resources;
●	the COVID-19 pandemic, including any worsening of the pandemic;
●	general technological or economic trends; and
●	changes in United States or foreign political environment and the passage of laws, including, tax, environmental or other laws, affecting the product development business.

The closing price of our common stock on December 23, 2021 was $6.46. There can be no assurance that the current stock price will be maintained, and it is possible that our stock price could drop significantly. In the past, following periods of volatility in the market price of their stock, companies have been the subject of securities class action litigation. If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business prospects, results of operations and financial condition.

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

Financial market volatility can affect the debt, equity and project finance markets. This may impact the amount of financing available to all companies, including companies with substantially greater resources, better credit ratings and more successful operating histories than ours. It is impossible to predict future financial market volatility and instability and the impact on our Company, and it may have a materially adverse effect on us for a number of reasons, such as:

●	The long-term nature of our sales cycle can require long lead times between application design, order booking and product fulfillment. For such sales, we often require substantial cash down payments in advance of delivery. For our generation business, we must invest substantial amounts in application design, manufacture, installation, commissioning and operation, which amounts are returned through energy sales over long periods of time. Our growth strategy assumes that financing will be available for us to finance working capital or for our customers to provide down payments and to pay for our products. Financial market issues may delay, cancel or restrict the construction budgets and funds available to us or our customers for the deployment of our products and services.
●	Projects using our products are, in part, financed by equity investors interested in tax benefits, as well as by the commercial and governmental debt markets. The significant volatility in the U.S. and international stock markets causes significant uncertainty and may result in an increase in the return required by investors in relation to the risk of such projects.
●	If we, our customers or our suppliers cannot obtain financing under favorable terms, our business may be negatively impacted.

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

Item 1B.UNRESOLVED STAFF COMMENTS

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

POSCO Energy Matters

The discussion in Part I, Item 1. “Business – License Agreements and Royalty Income; Relationship with POSCO Energy — License Agreements and Disputes with POSCO Energy; Settlement Agreement” regarding the legal proceedings with POSCO Energy and the settlement of such legal proceedings is incorporated herein by reference.

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

On December 23, 2021, the closing price of our common stock on the Nasdaq Global Market was $6.46 per share. As of December 23, 2021, there were 115 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

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

The Company obtained stockholder approval on April 8, 2021 at the Annual Meeting of Stockholders to increase the number of shares of common stock the Company is authorized to issue under the Company’s Certificate of Incorporation, as amended. The Company’s stockholders approved a 162.5 million increase in the number of authorized shares of common stock. Accordingly, on April 8, 2021, the Company filed a Certificate of Amendment of the Certificate of Incorporation of the Company with the Delaware Secretary of State increasing the total number of authorized shares of common stock from 337.5 million shares to 500.0 million shares.

FuelCell Preferred Stock

Information concerning the Company’s Series B Preferred Stock is incorporated herein by reference to Note 16. “Redeemable Preferred Stock” of the Notes to the Consolidated Financial Statements.

Performance Graph

The following graph compares the annual change in the Company’s cumulative total stockholder return on its common stock for the five fiscal years ended October 31, 2021 with the cumulative stockholder total return on the Russell 2000 Index, a peer group consisting of Standard Industry Classification Group Code 3690 companies listed on the Nasdaq

Global Market and New York Stock Exchange and a customized 14 company peer group. It assumes $100.00 invested on October 31, 2016 with dividends reinvested.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 1, 2021 – August 31, 2021	16,408	$6.27	—	—
September 1, 2021 – September 30, 2021	—	—	—	—
October 1, 2021 – October 31, 2021	—	—	—	—
Total	16,408	$6.27	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information included in Item 8 of this Annual Report on Form 10-K. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands. In certain instances, the capitalized terms used in this section are defined elsewhere in this Annual Report on Form 10-K, including in the Notes to the Consolidated Financial Statements.

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

Overview

Headquartered in Danbury, Connecticut, FuelCell Energy has leveraged five decades of research and development to become a global leader in delivering environmentally responsible distributed baseload power platform solutions through our proprietary fuel cell technology. As an innovator and an American manufacturer of clean fuel cell power platforms, our current commercial technology delivers clean, distributed generation and distributed hydrogen, as well as heat, carbon separation and utilization, and water. We plan to increase our investment in developing and commercializing future technologies expected to deliver hydrogen and long duration hydrogen-based energy storage through our solid oxide technologies, as well as carbon capture solutions.

As a leading global manufacturer of proprietary fuel cell technology platforms, we are uniquely positioned to serve customers worldwide with sustainable products and solutions for businesses, utilities, governments, and municipalities. Our solutions are designed to enable a world empowered by clean energy, enhancing the quality of life for people around the globe. We target large-scale power users with our megawatt-class installations globally, and currently offer sub-megawatt solutions for smaller power consumers in Europe. To provide a frame of reference, one megawatt is adequate to continually power approximately 1,000 average sized U.S. homes. Our customer base includes utility companies, municipalities, universities, hospitals, government entities/military bases and a variety of industrial and commercial enterprises. Our leading geographic markets are currently the United States and South Korea, and we are pursuing opportunities in other countries around the world. Our product offerings drive our mission to help our customers realize their environmental goals, strengthen resiliency, manage energy and other commodity costs, and deliver valuable goods and services to their customers.

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

Amendment No. 1 to Joint Development Agreement and Related Letter Agreement

On October 29, 2021, the Company and ExxonMobil Research and Engineering Company (“EMRE”) entered into Amendment No. 1 to the Joint Development Agreement between the Company and EMRE (“Amendment No. 1”).

The Joint Development Agreement between us and EMRE (the “Original Agreement”) was executed on November 5, 2019, became effective as of October 31, 2019, and had a term of two years from the effective date, ending on October 31, 2021. Under the Original Agreement, we have engaged in exclusive research and development efforts with EMRE to evaluate and develop new and/or improved carbonate fuel cells to reduce carbon dioxide emissions from industrial and power sources in exchange for (i) payment by EMRE of certain fees and costs as well as certain milestone-based payments to be paid only if certain technological milestones are met, two of which had not been satisfied as of the execution of Amendment No. 1, and (ii) certain licenses, in each case as described in the Original Agreement.

In Amendment No. 1, which became effective as of October 31, 2021, we and EMRE agreed, among other things, to extend the term of the Original Agreement for an additional six months, ending on April 30, 2022, unless terminated earlier in accordance with the provisions of the Original Agreement.  Amendment No. 1 allows for the continuation of research that would enable incorporation of design improvements to our current fuel cell design in order to support a decision to use the improvements in a future demonstration of the technology for capturing carbon at ExxonMobil’s Rotterdam refinery in the Netherlands (such demonstration, the “Rotterdam Project”) and provides additional time to achieve Milestone 1, as defined in the Original Agreement. Under the terms set forth in the Original Agreement, upon achievement by us of Milestone 1 to EMRE’s satisfaction, we would be entitled to receive a milestone payment of $5.0 million from EMRE. However, there can be no assurance that we will achieve Milestone 1 (or any other milestone) to EMRE’s satisfaction. (The Original Agreement, as amended by Amendment No. 1, is referred to herein as the “EMRE Joint Development Agreement”).

In a related letter agreement between us and EMRE dated as of October 28, 2021 and executed on October 29, 2021 (the “EMRE Letter Agreement”), we agreed to invest with EMRE in the Rotterdam Project should EMRE move forward with the Rotterdam Project.  In the EMRE Letter Agreement, we agreed that, if (i) we achieve Milestone 1, as set forth in the Original Agreement, as amended by Amendment No. 1, and (ii) we execute a contractual agreement with EMRE to proceed with the Rotterdam Project, then at EMRE’s option, we will either make an investment in the amount of $5.0 million in the Rotterdam Project or discount EMRE’s purchase of our fuel cell module and detailed engineering design, as agreed to by the parties, required for the Rotterdam Project by $5.0 million.

Franklin Park Tax Equity Financing Transaction

We closed on a tax equity financing transaction in November 2021 with Franklin Park Infrastructure, LLC (“Franklin Park”) for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank Long Island. Franklin Park’s tax equity commitment totals $12.4 million.

This transaction was structured as a “partnership flip”, which is a structure commonly used by tax equity investors in the financing of renewable energy projects. Under this partnership flip structure, a partnership, in this case YTBFC Holdco, LLC (the “Yaphank Partnership”), was organized to acquire from FuelCell Energy Finance II, LLC, our wholly-owned subsidiary, all outstanding equity interests in Yaphank Fuel Cell Park, LLC (the “Yaphank Project Company”) which in turn owns the LIPA Yaphank Project and is the party to the power purchase agreement and all project agreements. At the closing of the transaction, the Yaphank Partnership is owned by Franklin Park, holding Class A Units, and Fuel Cell Energy Finance Holdco, LLC, a subsidiary of FuelCell Energy Finance, LLC, holding Class B Units. The acquisition of the Yaphank Project Company by the Yaphank Partnership was funded in part by an initial draw from Franklin Park and funds contributed downstream to the Yaphank Partnership by us. The initial funding occurred on December 13, 2021, upon the satisfaction of certain conditions precedent (including the receipt of an appraisal and confirmation that the LIPA Yaphank Project would be eligible for the investment tax credit (“ITC”) under Section 48 of the Internal Revenue Code of 1986, as amended).  In connection with the initial closing, we were able to draw down approximately $3.2 million, of which approximately $0.4 million was used to pay closing costs, including title insurance expenses and legal and consulting fees. We are eligible to draw the remaining amount of the commitment, approximately $9.2 million, once the LIPA Yaphank Project achieves commercial operation.  When such funds are drawn down, the funds will be distributed upstream to us, as a reimbursement of prior construction costs incurred by us.

Under a partnership flip structure, tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, Franklin Park will receive substantially all of the non-cash value attributable to the LIPA Yaphank Project, which includes accelerated depreciation and Section 48(a) investment tax credits; however, we will receive a majority of the cash distributions (based on the operating income of the LIPA Yaphank Project), which are paid quarterly. After Franklin Park receives its contractual rate of return, we will receive approximately 95% of the cash and tax allocations. We (through a separate wholly owned entity) may enter into a back leverage debt financing transaction and use the cash distributions from the Yaphank Partnership to service the debt.

Under this partnership flip structure, after the fifth anniversary following commercial operations, we have an option to acquire all of the equity interests that Franklin Park holds in the Yaphank Partnership starting after Franklin Park receives its contractual rate of return (the anticipated “flip” date) after the LIPA Yaphank Project is operational. If we exercise this option, we will be required to pay the greater of the following: (i) the fair market value of Franklin Park's equity interest at the time the option is exercised or (ii) an amount equal 9.6% of Franklin Park’s capital contributions. This option payment is to be grossed up for federal taxes if it exceeds the tax basis of the Yaphank Partnership Class A Units.

Settlement Agreement with POSCO Energy Co., Ltd. and Korea Fuel Cell Co., Ltd.

In order to resolve various commercial and legal disputes among POSCO Energy Co., Ltd. (“POSCO Energy”), Korea Fuel Cell Co., Ltd. (“KFC”) and us, on December 20, 2021, we entered into a Settlement Agreement (the “Settlement Agreement”) with POSCO Energy and KFC (POSCO Energy and KFC may be collectively referred to herein as “PE Group”). The Settlement Agreement provides, among other things, that the parties will cooperate in good faith to effect a market transition to us of the molten carbonate fuel cell business in Korea in accordance with the terms and conditions of the Settlement Agreement. To that end, the Settlement Agreement provides that any and all past, current, or potential disputes and claims between us, on the one hand, and POSCO Energy and KFC, on the other, of any nature whatsoever, whether known or unknown, asserted or not asserted, based on actions or omissions of any party on or before the date of Settlement Agreement are fully and finally settled, including such disputes and claims, directly or indirectly, in connection with the legal disputes and License Agreements described elsewhere herein, with the exception of (i) an unfiled claim by us in the amount of approximately $1.8 million with respect to certain royalties we believe are owed by POSCO Energy with respect to replacement modules deployed by POSCO Energy at Gyenonggi Green Energy and other sites for which POSCO Energy has not paid royalties, and (ii) an unfiled claim by POSCO Energy in an unknown amount with respect to a series of purchase orders for materials and components which began in 2014 under a supply chain contract, both of which claims remain unsettled. We do not believe the claim by POSCO Energy with respect to purchase orders for materials and components under the supply chain contract has merit and we retain the right to file a counterclaim for damages we believe we have incurred with respect to such supply chain contract. With respect to certain attachments obtained by POSCO Energy from the Seoul Central District Court with respect to certain revenues owed to us by Korea Southern Power Company (“KOSPO”) (which are described in more detail elsewhere herein), the Settlement Agreement provides that, within five days of the date of the Settlement Agreement, POSCO Energy will file an application with the Seoul Central District Court to revoke the attachments. Thereafter, we expect to promptly receive the outstanding KOSPO accounts receivable of approximately $11.2 million held by the Seoul Central District Court.

Under the Settlement Agreement, the parties have also agreed that, within five days of the date thereof, we will withdraw our objection to the spin-off of KFC from POSCO Energy, and that the License Agreements are not terminated, but instead are deemed to be amended such that POSCO Energy and KFC only have the right (i) to provide maintenance and repair services to PE Group’s existing customers on existing molten carbonate power generation and thermal projects under long-term service agreements currently in force as well as long-term service agreements that have expired and are pending renewal as of the settlement date (collectively, “Existing LTSAs”), (ii) to supply replacement modules purchased from us only for their existing customers for existing molten carbonate power generation and thermal projects under Existing LTSAs and (iii) to own, operate and maintain all facilities and factories solely for the purposes set forth in (i) and (ii) above (collectively, the “Right to Service License”). POSCO Energy and KFC further agree that, as of the date of the Settlement Agreement, the License Agreements are deemed to be amended such that we exclusively enjoy all rights as to our technology in Korea and Asia, other than the Right to Service License. The Settlement Agreement further provides that the License Agreements will terminate automatically upon sixty days prior written notice to PE Group if (i) we enter into a business collaboration agreement with a Korean company to construct, assemble, manufacture, market, sell, distribute, import, export, install, commission, service, maintain, or repair products incorporating our technology, or otherwise conduct our business, in the Korean market; or (ii) we expand the capacity of our existing Korean entity such as to perform such activities itself. In the event of the termination of the License Agreements, the license granted to PE Group under the Right to Service License will continue notwithstanding the termination of the License Agreements, except that PE Group’s right to own, operate, and maintain all facilities and factories for the purpose of servicing any orders or requests made by us will terminate. For the avoidance of doubt, pursuant to the terms of the Settlement Agreement, PE Group has no right to manufacture modules or any other product incorporating our technology under the License Agreements as amended, the Right to Service License or otherwise unless requested and authorized by us to do so.

The Settlement Agreement further provides that, in order to service its existing customers under the Existing LTSAs, KFC will place a firm, non-cancelable order for twelve SureSource 3000 modules within two weeks after the date of the Settlement Agreement and an additional firm, non-cancelable order for eight SureSource 3000 modules on or before June 30, 2022, all at a price of $3.0 million per module. In addition, KFC agrees to use commercially reasonable efforts to order fourteen additional SureSource 3000 modules by December 31, 2022, at a price of $3.0 million per module if ordered by such date. If KFC materially breaches the Settlement Agreement by failing to make timely and full payment for the modules for which KFC is required to place orders under the Settlement Agreement and does not cure such material breach within fifteen days of notice of such breach by us, the License Agreements and the Right to Service License granted to PE

Group will be terminated. If we materially breach the Settlement Agreement by failing to supply the modules for which KFC is required to place orders under the Settlement Agreement, as long as KFC has made the payment for such modules and has otherwise satisfied its contractual obligations for those modules and such material breach is not cured within sixty days after notice from PE Group, PE Group will have the right to terminate the Settlement Agreement. With respect to any other alleged breach, material or otherwise, of the Settlement Agreement, the parties’ exclusive remedy consists solely of general damages.

Pursuant to the Settlement Agreement, with respect to new modules to be supplied by us and deployed by PE Group to its existing customers, we will provide our standard warranty against module defects until the earlier of eighteen months from the date of shipment or twelve months from the date of installation. As part of the global settlement of the disputes among the parties and subject to the qualifications set forth in the Settlement Agreement, we will reimburse PE Group for any annual output penalty amount paid by PE Group to its customers pursuant to Existing LTSAs (whether such Existing LTSA is extended or renewed), caused by a shortfall or defect in the new modules for a period of up to seven years. The maximum annual reimbursement obligation with regard to any PE Group customer for any new module provided by us will not exceed an amount equal to 7.5% per year of the module purchase price. We will not be required to reimburse PE Group for any penalty paid by PE Group under the Existing LTSAs that is not caused by a shortfall or defect in the modules to be supplied by us including, without limitation, any shortfall or defect caused by a site-related problem, a problem with the balance of plant, or other components of the project.

Although we have the exclusive and unrestricted right under the Settlement Agreement to perform, pursue, and otherwise conduct our business in relation to new fuel cell projects (including new projects with PE Group’s existing customers) in Korea and Asia, the parties have agreed that, except as further provided in the Settlement Agreement with respect to PE Group’s existing customers Noeul Green Energy and Godeok Green Energy, we will not engage in discussions with PE Group’s existing customers regarding Existing LTSAs without PE Group’s consent. The parties have further agreed that if PE Group cannot enter into an agreement with its existing customers to extend or renew Existing LTSAs by December 31, 2022, PE Group will cooperate with us so that we may discuss and, at our sole discretion, enter into an extension of an Existing LTSA, a new long-term service agreement to replace an Existing LTSA, or a module sales agreement with PE Group’s existing customers; provided that (i) should we enter into such an arrangement with a PE Group existing customer, and (ii) we are required to provide replacement modules to such existing customer under such arrangement, and (iii) PE Group has not already deployed all or some the modules that PE Group ordered under Settlement Agreement, we will purchase the number of required replacement modules from PE Group at a price of $3.0 million per module (to the extent such modules are available and have not yet been deployed). The purchase of such replacement modules by us is contingent upon the modules being in proper condition as determined by inspection process to be agreed by the parties. Any modules purchased by us from PE Group under these terms will be included as part of the firm orders KFC is required to make pursuant to the Settlement Agreement.

With respect to operations and maintenance agreements, the Settlement Agreement provides that KFC will have the right of first refusal on providing operation and maintenance services on commercially reasonable terms for new long-term service agreements entered into by us in Korea for a period of the first to occur of either twenty-four months after the date of the Settlement Agreement or until such time as we engage a third party capable of providing such services in Korea. If we and KFC agree that KFC should provide operation and maintenance services pursuant to the right of first refusal, we and KFC will enter into one or more operation and maintenance agreements that reflect commercially reasonable terms and conditions as agreed by us and KFC at that time.

With respect to balance of plant (“BOP”), KFC currently has eight units of BOP available, and the Settlement Agreement provides that we have the option to purchase such units of BOP for any new molten carbonate fuel cell projects within Korea at a price of KRW 2,550,000,000 per unit. We will also have a non-exclusive, non-transferrable, non-sublicensable license to use the intellectual property imbedded in the BOP units in Korea in consideration for a reasonable license fee to be separately agreed by the parties. Detailed terms and conditions of BOP and related software and firmware supply will be discussed and agreed in good faith in separate BOP supply agreements in the event we exercise our option to purchase any of such BOP.

As previously disclosed, we retained outside counsel on a contingency basis to pursue our claims against POSCO Energy and KFC, and outside counsel entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration proceedings brought by us against POSCO Energy and KFC. As we have entered into the Settlement Agreement, we are required to remit fees to our counsel, Wiley Rein, LLP (“Wiley”), subject to the terms of our engagement letter with Wiley. On December 23, 2021, we agreed that we will pay Wiley a total of $24.0 million to satisfy all obligations to Wiley under our engagement letter, of which $14.0 million will be paid on or before December 30, 2021, $5.0 million will be paid on or before March 30, 2022, and $5.0 million will be paid on or before June 30, 2022.

For additional information regarding our relationship and legal proceedings with POSCO Energy and KFC, please see the section entitled “Business – License Agreements and Royalty Income; Relationship with POSCO Energy – License Agreements and Disputes with POSCO Energy; Settlement Agreement.”

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

The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the fiscal year ended October 31, 2021 (“fiscal year 2021”) to the fiscal year ended October 31, 2020 (“fiscal year 2020”). A similar discussion and analysis that compares fiscal year 2020 to the fiscal year ended October 31, 2019 (“fiscal year 2019”) may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the fiscal year ended October 31, 2020, which is incorporated herein by reference.

Comparison of the Years Ended October 31, 2021 and 2020

Revenues and Costs of revenues

Revenues and costs of revenues for the years ended October 31, 2021 and 2020 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2021	2020	$	%
Total revenues	$69,585	$70,871	$(1,286)	(2)%
Total costs of revenues	85,224	78,596	6,628	8%
Gross loss	$(15,639)	$(7,725)	$(7,914)	102%
Gross margin	(22.5)%	(10.9)%

Total revenues for the year ended October 31, 2021 decreased $1.3 million, or 2%, to $69.6 million from $70.9 million for the year ended October 31, 2020, primarily as a result of lower service revenues which were partially offset by higher generation revenues as further discussed below. Total costs of revenues for the year ended October 31, 2021 increased by $6.6 million, or 8%, to $85.2 million from $78.6 million for the year ended October 31, 2020.

The Company’s gross margin was (22.5)% in fiscal year 2021, as compared to a gross margin of (10.9)% in fiscal year 2020.

A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Product revenues, cost of product revenues and gross loss from product revenues for the years ended October 31, 2021 and 2020 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2021	2020	$	%
Product revenues	$—	$—	$—	N/A
Cost of product revenues	7,976	9,924	(1,948)	(20)%
Gross loss from product revenues	$(7,976)	$(9,924)	$1,948	(20)%
Product revenues gross loss	N/A	N/A

There were no product revenues for the years ended October 31, 2021 and October 31, 2020. The primary reason for the lack of product revenues in recent years is that, in the United States, the Company chose to invest in retaining assets on its balance sheet and building its generation operating portfolio rather than selling these projects to customers or project investors,  with the goal of benefitting from the long-term cash flows under the PPAs relating to the retained projects. In addition, internationally, South Korea and Europe have historically been product sale markets for the Company; however, we have not recognized meaningful product revenues in these geographies since 2018. Our activities in South Korea have been impacted by our prior dispute with POSCO Energy and, until fiscal year 2021, we moderated our investment in business development in Europe due to limited resources.

Cost of product revenues decreased $1.9 million for the year ended October 31, 2021 to $8.0 million, compared to $9.9 million for the year ended October 31, 2020. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes. Manufacturing variances, primarily related to low production volumes and unabsorbed overhead costs, totaled approximately $6.9 million for the year ended October 31, 2021 compared to approximately $8.7 million for the year ended October 31, 2020. The Company incurred approximately $2.1 million of manufacturing variances during the year ended October 31, 2020 due to the manufacturing facility shutdown, which negatively impacted overall gross margin. The decrease in manufacturing variances is primarily the result of increased production volumes during the year ended October 31, 2021.

For the year ended October 31, 2021, we operated at an annualized production rate of approximately 32.4 MW, which is an increase from the annualized production rate of 17.0 MW for the year ended October 31, 2020.  The fiscal year 2020 production rate was primarily a result of the manufacturing facility shutdown that was implemented in response to the COVID-19 pandemic.

As of October 31, 2021 and 2020, there was no product revenues backlog.

Service agreements and license revenues

Service agreements and license revenues and associated cost of revenues for the years ended October 31, 2021 and 2020 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2021	2020	$	%
Service and license revenues	$19,791	$25,133	$(5,342)	(21)%
Cost of service and license revenues	24,735	24,545	190	1%
Gross (loss) profit from service and license revenues	$(4,944)	$588	$(5,532)	(941)%
Service and license revenues gross margin	(25.0)%	2.3%

Revenues for the year ended October 31, 2021 from service agreements and license fee agreements decreased $5.3 million to $19.8 million from $25.1 million for the year ended October 31, 2020. The primary reasons for the change in revenue were as follows:

●	Service and license revenues for the year ended October 31, 2020 include license revenues of $4.0 million associated with the EMRE Joint Development Agreement and license revenues of $0.7 million related to the POSCO Energy License Agreements, while no comparable license revenues were recognized in the year ended October 31, 2021 with respect to the EMRE Joint Development Agreement or the License Agreements.

●	We recorded a $1.0 million reduction in service revenues in the fourth fiscal quarter of 2021 as a result of higher future cost estimates related to future module exchanges compared to our prior estimates. Because we recognize revenue on service contracts over time using a cost input method in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), we evaluate the cost estimates associated with each service contract periodically and adjust revenue accordingly. In fiscal year 2021, we reviewed our cost estimates relating to our service contracts and identified higher estimated costs than those that were previously identified. These higher estimated costs are due to our expectation that supply chain costs will remain high relative to prior years and that our production volumes will remain low, resulting in an increase in expected carrying costs. Because our estimated costs relating to the service contracts increased, we applied a reduction in revenue of $1.0 million in the year ended October 31, 2021 in accordance with ASC 606.

●	The lower revenue of $5.7 million described above was partially offset by higher revenue of approximately $0.4 million related to module exchanges in fiscal year 2021 as such module exchanges occurred under contracts with a favorable margin profile compared to the contracts under which module exchanges occurred in fiscal year 2020.

●	For the year ended October 31, 2021, performance penalties under our service agreements totaled approximately $1.6 million compared to approximately $1.4 million for the year ended October 31, 2020. The increase is the result of performance issues (which included lower operating output than guaranteed under certain service agreements) at certain sites. Performance guarantees represent variable consideration for service contracts and accordingly are recorded as an offset to service and license revenues.

Cost of service and license revenues increased $0.2 million to $24.7 million for the year ended October 31, 2021 from $24.5 million for the year ended October 31, 2020. We record loss accruals for service agreements when the estimated cost of future module exchanges and maintenance and monitoring activities exceeds the remaining unrecognized consideration. Estimates for future costs on service agreements are determined by a number of factors including the estimated remaining life of the module(s), used replacement modules available, and future operating plans for the power platform. The net increase of approximately $1.6 million to the loss accrual in fiscal year 2021 was a result of the higher future cost estimates related to future module exchanges, as further described above, as well as earlier timing of exchanges of certain modules during the fiscal year compared to our prior estimates as a result of lower than expected performance.

We work to continuously improve and mature our products and implement lessons learned into our product designs and manufacturing process subsequent to introduction. In 2021, we examined data related to module field performance, identified improvement opportunities and invested in improvement initiatives with respect to our core molten carbonate technology. We identified improvement opportunities ranging from improved thermal management by reducing internal temperature to improving the performance of our electrical balance of plant and began to implement design changes to our commercial platforms which are expected to improve overall product performance. As it relates to our fuel cell modules, these improvements centered around delivering more uniform temperature distribution within the stack modules with the intent of improving output over the life of the modules to achieve the product’s expected design life.

Cost of service and license revenues for both years include planned maintenance activities, module exchanges and continued investment in the service fleet in order to improve performance. Cost of service agreements includes maintenance and operating costs and module exchanges.

Overall gross loss from service agreements and license revenues was $4.9 million for the year ended October 31, 2021, which represents a decrease of $5.5 million from a gross profit of $0.6 million for the year ended October 31, 2020. The decrease is primarily a result of (i) the lack of revenue comparable to the revenue of $4.0 million associated with the EMRE Joint Development Agreement and $0.7 million associated with the POSCO Energy License Agreements, in each case recognized during the year ended October 31, 2020, and (ii) higher future cost estimates related to future module exchanges which resulted in a negative margin impact of approximately $2.6 million. These impacts to gross margin were partially offset by the favorable mix associated with module exchange activities as module exchanges in fiscal year 2021 were for higher margin projects, which increased margins by approximately $1.8 million. The overall gross margin was (25.0%) for the year ended October 31, 2021, compared to a gross margin of 2.3% for the year ended October 31, 2020. Gross margin decreased during the year ended October 31, 2021 as a result of decreased revenues and increased costs of revenues as described above.

As of October 31, 2021, service agreements and license backlog totaled $125.9 million compared to $169.0 million as of October 31, 2020. This backlog is for service agreements of up to 20 years at inception and is expected to generate positive margins and cash flows based on current estimates. Service agreements and license backlog also includes $22.2 million of future license revenue.

Generation revenues

Generation revenues and related costs for the years ended October 31, 2021 and 2020 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2021	2020	$	%
Generation revenues	$24,027	$19,943	$4,084	20%
Cost of generation revenues	36,017	27,873	8,144	29%
Gross loss from generation revenues	$(11,990)	$(7,930)	$(4,060)	51%
Generation revenues gross margin	(49.9)%	(39.8)%

Revenues from generation for the year ended October 31, 2021 totaled $24.0 million, which represents an increase of $4.1 million from revenue recognized of $19.9 million for the year ended October 31, 2020 due to a larger operating portfolio, improved operating output of the generation fleet and sales of renewable energy credits. Generation revenues for the year ended October 31, 2021 and 2020 reflect revenue from electricity generated under our PPAs and the sale of renewable energy credits.

Cost of generation revenues totaled $36.0 million in the year ended October 31, 2021, which represents an increase from the year ended October 31, 2020, primarily due to higher plant maintenance costs in fiscal year 2021 in order to improve operating output and an increase in depreciation and amortization expense related to a higher installed base of operating assets in fiscal year 2021 compared to fiscal year 2020. Cost of generation revenues included depreciation and amortization of approximately $15.0 million and $13.9 million for the years ended October 31, 2021 and 2020, respectively, and the increase reflects accelerated depreciation expense recorded for module exchanges during the year ended October 31, 2021.

Fiscal years 2021 and 2020 both included an impairment charge for the Triangle Street Project. In the fourth quarter of fiscal year 2020, we reviewed the Triangle Street Project and, as a result of output and revenue projections given then-current development plans, recorded an impairment charge of $2.4 million.  We performed an additional assessment during the fourth quarter of fiscal year 2021 and, as a result, recorded an additional impairment charge of $0.4 million. We use the Triangle Street Project as a development platform for our advanced applications. Because we use the platform for development activities, generation revenue has been negatively impacted.

The Company also recorded an impairment charge in the fourth quarter of fiscal year 2021 for the two Long Island Power Authority (“LIPA”) project awards for which there are no executed PPAs (which are referred to as the LIPA Brookhaven and Clare Rose Projects), which totaled approximately $1.8 million, representing the full value of the project assets. The impairment charge for the LIPA Brookhaven and Clare Rose Projects was recorded because we made a decision to no longer pursue development of the two projects.

The Company also recorded charges relating to the Toyota Project. In fiscal year 2021, the Company entered the construction phase of the 2.3 MW Toyota Project, however, our construction timeline for the project is delayed beyond the timeline required by our contract with Toyota and, as a result, we have incurred charges due to Toyota totaling approximately $1.0 million. In order to produce power and hydrogen for the off-takers (Toyota and Southern California Edison), the Company is required to procure renewable natural gas (“RNG”).  Sourcing and risk mitigation strategies have been reviewed including the probabilities of certain outcomes. It was determined in the fourth quarter of fiscal year 2021 that a potential source of RNG at favorable pricing was no longer sufficiently probable and that market pricing for RNG has significantly increased, resulting in the determination that the carrying value of the project asset is no longer recoverable.  While the Company is pursuing alternative sources of RNG, a $2.8 million impairment charge was recorded, which represents the carrying value of the project asset less the carrying value of inventory components that could be redeployed for alternative use. The Company may continue to incur such charges in future periods.

Refer to Note 7. “Project Assets” to the Consolidated Financial Statements for more information on the impairment charges for the fiscal year ended October 31, 2021.

The overall gross loss from generation revenues was $12.0 million for the year ended October 31, 2021, which represents an increase of $4.1 million from a gross loss of $7.9 million for the year ended October 31, 2020. This increase was a result of higher plant maintenance costs, depreciation expense, impairment charges and charges due to project delays, as discussed above.

As of October 31, 2021 and 2020, generation backlog totaled $1.1 billion.

Advanced Technologies contracts

Advanced Technologies contract revenues and related costs for the years ended October 31, 2021 and 2020 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2021	2020	$	%
Advanced Technologies contract revenues	$25,767	$25,795	$(28)	(0)%
Cost of Advanced Technologies contract revenues	16,496	16,254	242	1%
Gross profit from Advanced Technologies contracts	$9,271	$9,541	$(270)	(3)%
Advanced Technologies contract gross margin	36.0%	37.0%

Advanced Technologies contract revenues remained consistent for the year ended October 31, 2021 compared to the year ended October 31, 2020. Compared to the year ended October 31, 2020, Advanced Technologies contract revenues recognized under the EMRE Joint Development Agreement were approximately $1.3 million higher during the year ended October 31, 2021, reflecting continued performance under the EMRE Joint Development Agreement during the year ended October 31, 2021. However, the increased revenues under the EMRE Joint Development Agreement were offset by the $1.4 million less revenue recognized under government contracts during the year ended October 31, 2021 than during the year ended October 31, 2020. Cost of Advanced Technologies contract revenues increased $0.2 million to $16.5 million for the year ended October 31, 2021, compared to $16.3 million for the year ended October 31, 2020. Advanced Technologies contracts for the year ended October 31, 2021 generated a gross margin of $9.3 million compared to a gross margin of $9.5 million for the year ended October 31, 2020. The decrease in Advanced Technologies contract gross margin is related to the mix of government contracts, which resulted in a higher cost share incurred by the Company on such contracts in the year ended October 31, 2021 compared to the year ended October 31, 2020.

As of October 31, 2021, Advanced Technologies contract backlog totaled $40.8 million compared to $49.2 million at October 31, 2020.

Administrative and selling expenses

Administrative and selling expenses were $37.9 million and $26.6 million for the years ended October 31, 2021 and 2020, respectively. The year ended October 31, 2021 included higher legal expenses for tax equity financings (refer to Note 4. “Tax Equity Financing” to the Consolidated Financial Statements for more information regarding the tax equity financings), additional expense for shared-based compensation of $2.2 million primarily due to the grants made in August 2020 and November 2020 under our Long-Term Incentive Plans (refer to Note 18. “Benefit Plans” to the Consolidated Financial Statements for more information on the August and November 2020 grants), increased compensation expense and proxy mailing expenses associated with the Company’s annual stockholder meeting. The year ended October 31, 2020 also included a legal settlement of $2.2 million which was recorded as an offset to administrative and selling expenses.

Research and development expenses

Research and development expenses increased to $11.3 million for the year ended October 31, 2021 compared to $4.8 million for the year ended October 31, 2020. The increase relates to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the year ended October 31, 2020. The year ended October 31, 2020 was impacted by restructuring initiatives implemented in 2019 and the reallocation of resources from Company-funded research and development projects to funded Advanced Technologies projects. During the year ended October 31, 2021, the Company successfully commenced operation and testing of a prototype solid oxide electrolysis hydrogen platform in Danbury, Connecticut.

Loss from operations

Loss from operations for the year ended October 31, 2021 was $64.9 million compared to $39.2 million for the year ended October 31, 2020. This increase was due to an increase in gross loss of $7.9 million and a $17.8 million increase in operating expenses for the year ended October 31, 2021.

As discussed above, impacting gross loss for the year ended October 31, 2021 were (i) lower service gross margin primarily due to lower revenues and  higher cost of revenues resulting from, among other things, higher future cost estimates related to future module exchanges, whereas gross margin for the year ended October 31, 2020 included license revenues associated with the EMRE Joint Development Agreement which resulted in positive margins, (ii) lower generation gross margin primarily related to higher plant maintenance costs, increased depreciation expense, impairment charges and charges for project delays, and (iii) lower Advanced Technologies gross margin related to the mix of government contracts during the year ended October 31, 2021. These impacts were partially offset by lower manufacturing variances primarily resulting from increased production volumes.

Operating expenses were higher in the period as administrative and selling expenses and research and development expenses both increased for the year ended October 31, 2021. Administrative and selling expenses included legal expenses for tax equity financings, additional share-based compensation expense under our Long Term Incentive Plans approved in August 2020 and November 2021, an increase in compensation expense, and proxy mailing expenses associated with the Company’s annual stockholder meeting. In addition, administrative and selling expenses for the year ended October 31, 2020 included a $2.2 million legal settlement that offset administrative and selling expenses and there was no comparable gain for the year ended October 31, 2021. Research and development expenses were higher due to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the year ended October 31, 2020.

Interest expense

Interest expense for the years ended October 31, 2021 and 2020 was $7.4 million and $15.3 million, respectively. Interest expense for both periods presented includes interest related to financing obligations for sale-leaseback transactions and on the outstanding loans associated with the Bridgeport Fuel Cell Project. Interest expense for both periods also includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount. Amounts owed pursuant to the terms of the redeemable preferred stock issued by FCE Ltd. (which is referred to elsewhere herein as the Series 1 Preferred Shares) were paid, in full, in December 2020. The decrease in interest expense for the year ended October 31, 2021 is primarily due to the repayment of the $80.0 million principal balance outstanding under the Orion Credit Agreement (as defined below), which was fully repaid in December 2020.

Change in fair value of common stock warrant liability

The $16.0 million expense for the year ended October 31, 2021 represents an adjustment to the estimated fair value of the unexercised Orion Warrants outstanding during the year ended October 31, 2021, which were exercised, in full, during the year ended October 31, 2021. The $37.1 million expense for the year ended October 31, 2020 represents an adjustment to the estimated fair value of the Orion Warrants outstanding as of October 31, 2020. The expense is primarily a result of increases in the price of our common stock during the year ended October 31, 2020, which were used as an input to remeasure the Orion Warrants to fair value on a quarterly basis using a Black-Scholes model at October 31, 2020 for unexercised warrants as of October 31, 2020 and the dates of exercise compared to the stock price used in the Black-Scholes model upon the issuance of the Orion Warrants.

Loss (gain) on extinguishment of debt and financing obligation

The loss on extinguishment of debt for the year ended October 31, 2021 represents costs associated with the repayment of the $80.0 million principal balance outstanding under the Orion Credit Agreement. The loss on extinguishment of debt amount includes an early prepayment penalty of $4.0 million and the write-off of unamortized debt discounts and deferred finance costs of $7.1 million. The $1.8 million gain for the year ended October 31, 2020 represents the difference between the amount of the payoff of the lease and the repurchase of the UCI Fuel Cell, LLC project asset and the carrying amount of the financing obligation.

Loss on extinguishment of Series 1 preferred share obligation

A charge of $0.9 million was recorded in the year ended October 31, 2021 for the extinguishment of preferred stock obligation of subsidiary to recognize the difference between the amount of the payoff of the obligation and the carrying amount of the Series 1 Preferred Share obligation.

Other (expense) income, net

Other (expense), net was ($0.7) million and Other income, net was $0.7 million for the years ended October 31, 2021 and 2020, respectively. Other (expense), net for the year ended October 31, 2021 primarily relates to a foreign exchange loss of $0.9 million related to the remeasurement of the Canadian Dollar denominated preferred stock obligation (the Series 1 Preferred Share obligation) of our U.S. Dollar functional currency Canadian subsidiary (FCE Ltd.) prior to the payoff of the preferred share obligation in December 2020. Other income, net for the year ended October 31, 2020 primarily relates to a net non-cash gain on the extinguishment accounting related to the modification of the Series 1 Preferred Shares in January 2020 including the extinguishment related to the embedded derivatives.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. Income tax recorded for the years ended October 31, 2021 and 2020 was $2 thousand and $46 thousand, respectively.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $3.2 million and $3.3 million for the years ended October 31, 2021 and 2020, respectively.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the years ended October 31, 2021 and 2020, net loss attributable to common stockholders was $104.3 million and $92.4 million, respectively, and loss per common share was $0.31 and $0.42, respectively. The increase in the net loss attributable to common stockholders for the year ended October 31, 2021 is primarily due to incurring (i)  a gross loss for fiscal year 2021 compared to a gross profit for fiscal year 2020, (ii) higher operating expenses for fiscal year 2021, (iii) an $11.2 million loss recorded on the extinguishment of the Orion Facility, and (iv) a $0.9 million charge for the extinguishment of the Series 1 Preferred Share obligation. These amounts were offset by lower interest expense due to repayment of the Orion Facility and a lower charge for the change in fair value of common stock warrant liability. The net loss attributable to common stockholders for the year ended October 31, 2020 reflected a $1.8 million gain on the extinguishment of a financing obligation.  There was no comparable gain recorded in the year ended October 31, 2021. The lower loss per common share for the year ended October 31, 2021 as compared to the year ended October 31, 2020 is due to the higher weighted average shares outstanding as of October 31, 2021 as a result of share issuances since October 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Overview, Cash Position, Sources and Uses

Our principal sources of cash have been sales of our common stock through public equity offerings, proceeds from third party debt, project financing and tax monetization transactions, proceeds from the sale of our projects as well as research and development and service and license agreements with third parties. We have utilized this cash to develop and construct project assets, perform research and development on our Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of October 31, 2021, unrestricted cash and cash equivalents totaled $432.2 million compared to $149.9 million as of October 31, 2020.

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
●	Extinguishment of the Series 1 Preferred Shares: On December 17, 2020, the Company paid all amounts owed to Enbridge Inc. (“Enbridge”) under the Series 1 Preferred Shares (as defined elsewhere herein), totaling Cdn. $27.4 million, or approximately $21.5 million in U.S. dollars. Following such payment, Enbridge surrendered its shares in FCE Ltd. (as defined elsewhere herein) and the related Guarantee and January 2020 Letter Agreement (in each case, as defined elsewhere herein) were terminated.
●	Working Capital: The remaining $47.5 million of proceeds from the offering was utilized as working capital and included in unrestricted cash.

In February 2021, the Company further reduced its debt by repaying the outstanding $6.5 million Paycheck Protection Program Promissory Note from Liberty Bank under the CARES Act.

On June 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC and Barclays Capital Inc. with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $500 million. From the date of the Open Market Sale Agreement through October 31, 2021, approximately 44.1 million shares were sold under the Open Market Sale Agreement at an average sales price of $8.56 per share, resulting in gross proceeds of $377.2 million, before deducting expenses and sales commissions. Net proceeds to the Company totaled approximately $369.7 million after deducting commissions and offering expenses totaling approximately $7.5 million. The remaining availability under the Open Market Sale Agreement as of the date of filing of this report is approximately $122.8 million. The Company plans to use the net proceeds from this offering to accelerate the development and commercialization of our Advanced Technologies products, including our solid oxide platform, for project development, for internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its Advanced Technologies platforms, including its solid oxide, hydrogen and carbon capture platforms, (viii) implement the product cost reductions necessary to achieve profitable operations, (ix) manage working capital and the Company’s unrestricted cash balance and (x) access the capital markets to raise funds through the sale of equity securities, convertible notes, and other equity-linked instruments.

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

Generation Operating Portfolio, Projects Assets and Backlog

To grow our generation operating portfolio, the Company will invest in developing and building turn-key fuel cell projects which will be owned by the Company and classified as project assets on the balance sheet. This strategy requires liquidity and the Company expects to continue to have increasing liquidity requirements as project sizes increase and more projects are added to backlog. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile. Project development and construction cycles, which span the time between securing a PPA and commercial operation of the platform, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. To make these up-front investments, we may use our working capital, seek to raise funds through the sale of equity or debt securities, or seek other financing arrangements. Delays in construction progress and completing current projects in process within budget, or in completing financing or the sale of our projects may impact our liquidity in a material way.

Our generation operating portfolio (34.0 MW as of October 31, 2021) contributes higher long-term cash flows to the Company than if these projects had been sold. These projects currently generate approximately $26.0 million per year in annual revenue, but this amount may fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company plans to continue to grow this portfolio while also selling projects to investors. As of October 31, 2021, the Company had projects representing an additional 41.3 MW in various stages of development and construction, which projects are expected to generate operating cash flows in future periods, if completed. Retaining long-term cash flow positive projects, combined with our service fleet, is expected to result in reduced reliance on new project sales to achieve cash flow positive operations, however, operations and performance issues could impact results. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of October 31, 2021, net debt outstanding related to project assets was $74.2 million. Future required payments totaled $43.2 million as of October 31, 2021. The outstanding financing obligations under our sale-leaseback transactions, which totaled $56.5 million as of October 31, 2021, include $34.8 million in excess of future required payments, not including amounts for the potential repurchase price of the project assets which is based on fair value.

Our generation operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation operating portfolio as of October 31, 2021:

Project Name	Location	Power Off - Taker	Rated Capacity (MW) (1)	Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4	Q2 ‘12	10
UCI Medical Center (“UCI”)	Orange, CA	UCI (CA University Hospital)	1.4	Q1 '16	19
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4	Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6	Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4	Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9	Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8	Q1 '20	20
Triangle Street	Danbury, CT	Tariff - Eversource (CT Utility)	3.7	Q2 '20	Tariff
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4	Q3'21	20
		Total MW Operating:	34.0

(1)	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations.

The following table summarizes projects in process, all of which are in backlog, as of October 31, 2021:

Project Name	Location	Power Off-Taker	Rated Capacity (MW) (1)	PPA Term (Years)
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	20
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.3	20
LIPA Yaphank Project	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	18
CT RFP-1	Hartford, CT	Eversource/United Illuminating (CT Utilities)	7.4	20
CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.0	20
SCEF - Derby	Derby, CT	Eversource/United Illuminating (CT Utilities)	2.8	20
		Total MW in Process:	41.3

(1)	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations.

The projects listed in the above table are in various stages of development or on-site construction and installation. Current project updates are as follows:

●	Groton Sub Base – The Groton Project. In July 2020, the Company achieved mechanical completion, executed the interconnect agreement, and commenced the process of commissioning the 7.4 MW platform at the U.S. Navy Submarine Base in Groton, Connecticut (the “Groton Project”). On September 14, 2021, the Company disclosed that the process of commissioning the Groton Project was temporarily suspended due to a needed repair. The Company also disclosed that if commercial operations were delayed beyond October 18, 2021, an extension would be required from the Navy. Extensions were received from the Navy extending the date by which commercial operations are to be achieved to February 15, 2022. In November 2021, the Company completed all necessary repairs and resumed commissioning of the project. The Company expects to complete commissioning and achieve commercial operations on or before January 15, 2022, although there is a possibility that schedule delays will occur.

In addition, as previously disclosed on September 14, 2021, in August 2021, the Company closed on a tax equity financing transaction with East West Bancorp, Inc. (“East West Bank”) for this project. East West Bank’s tax equity commitment totals $15 million. In connection with the initial closing, the Company was able to draw down $3.0 million. The Company is eligible to draw the remaining amount of the commitment, approximately $12 million, once the Groton Project achieves commercial operation. Under the terms of the Company’s agreement with East West Bank, the project had a required commercial operation deadline of October 18, 2021. On October 18, 2021, East West Bank granted an extension of the commercial operation deadline to December 31, 2021. On December 27, 2021, in exchange for a fee of $0.2 million, East West Bank granted a further extension of the commercial operation deadline to February 15, 2022. If commercial operations are delayed beyond February 15, 2022, extensions would be required from East West Bank and the Navy and those parties will determine whether such extensions will be granted in their sole discretion. In the event that extensions from East West Bank and the Navy become necessary, and East West Bank and/or the Navy do not grant an extension, such an event could have a material adverse impact on the Company’s financial condition and results of operations.

Once completed, this platform is expected to demonstrate the ability of FuelCell Energy’s platforms to perform at high efficiencies and provide low CO2 to MWh output. Incorporation of the platform into a microgrid is expected to demonstrate the ability of FuelCell Energy’s platforms to increase grid stability and resilience while supporting the U.S. military’s efforts to fortify base energy supply and demonstrating the Navy’s commitment to clean reliable power.

●	Toyota - Port of Long Beach, CA – The Toyota Project. This 2.3 MW trigeneration platform will produce electricity, hydrogen and water. Fuel cell platform equipment has been built and delivered to the site and civil construction work is underway. The project is expected to achieve commercial operations on or before June 30, 2022. If commercial operations are delayed beyond June 30, 2022, an extension to our Hydrogen Power Purchase Agreement would be required from Toyota who may or may not grant such extension in its sole discretion. In the event that an extension becomes necessary, and Toyota does not grant an extension, such an event could have a material adverse impact on the Company’s financial condition and results of operations.
●	LIPA - Yaphank (Long Island), NY – The LIPA Yaphank Project. On-site civil construction of this 7.4 MW project is materially complete and the project has achieved mechanical completion. In November 2021, the Company closed on a tax equity financing transaction with Franklin Park for this project. Franklin Park’s tax equity commitment totals $12.4 million. As part of the closing in November, the Company received approximately $3.2 million of the commitment following declaration of mechanical completion. Upon commercial operation being declared, the Company expects to draw the remaining amount of the commitment, approximately $9.2 million.

The project is expected to achieve commercial operations on or before December 31, 2021. If commercial operations are delayed beyond December 31, 2021, extensions would be required from LIPA and Franklin Park and those parties will determine whether such extensions will be granted in their sole discretion. In the event that extensions from LIPA and Franklin Park become necessary, and LIPA and/or Franklin Park do not grant an extension, such an event could have a material adverse impact on the Company’s financial condition and results of operations.

●	Derby, CT. On-site civil construction of this 14.0 MW project has advanced, the Company has largely completed the foundational construction and balance of plant components have been delivered and installed on site. This utility scale fuel cell platform will contain 5 SureSource 3000 fuel cell systems that will be installed on engineered platforms alongside the Housatonic River.

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $125.9 million as of October 31, 2021, compared to $146.8 million as of October 31, 2020. License backlog totaled $22.2 million as of October 31, 2021 and 2020. Service agreements and license backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements.
●	Generation backlog totaled $1.1 billion as of October 31, 2021 and October 31, 2020. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs.
●	There was no product sales backlog as of October 31, 2021 or October 31, 2020.
●	Advanced Technologies contract backlog totaled $40.8 million as of October 31, 2021 compared to $49.2 million as of October 31, 2020. Advanced Technologies contract backlog represents remaining revenue under the EMRE Joint Development Agreement and government projects.

Backlog remained consistent at $1.29 billion as of October 31, 2021 and October 31, 2020.

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

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2022 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of October 31, 2021, unrestricted cash and cash equivalents totaled $432.2 million.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes. We manage production rate based on expected demand and projects schedules. Changes to production rate take time to implement. The annualized production rate as of October 31, 2020 was 17.0 MW, which was impacted by the manufacturing facility shutdown from March 18, 2020 to June 22, 2020 that was implemented in response to the COVID-19 pandemic. During fiscal year 2020, we made a number of improvements in our manufacturing processes and capabilities, focusing on increasing throughput and simplifying and streamlining production steps, while implementing applicable social distancing protocols. During fiscal year 2021, we increased our production rate, and we achieved an annualized production rate of 32.4 MW as of October 31, 2021 and 45 MW as of the date of filing this report. We expect to maintain an annualized production rate in the range of 45 to 50 MW during fiscal year 2022.
●	As project sizes and the number of projects evolves, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of October 31, 2021 and 2020 was $35.2 million ($11.6 million of which is classified as “Other assets”) and $26.5 million ($8.9 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.
●	The amount of total inventory as of October 31, 2021 and 2020 was $71.7 million ($4.6 million is classified as long-term inventory) and $60.0 million ($9.0 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $45.7 million and $38.2 million, respectively. Work in

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
●	The amount of total project assets as of October 31, 2021 and 2020 was $223.3 million and $161.8 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of October 31, 2021 consisted of $96.4 million of completed, operating installations and $126.9 million of projects in development. As of October 31, 2021, we had 34.0 MW of operating project assets that generated $24.0 million of revenue during the year ended October 31, 2021.
●	As of October 31, 2021, the Company had 41.3 MW of projects under development and construction, some of which are expected to generate operating cash flows beginning in fiscal year 2022. To build out this portfolio, we currently estimate the remaining investment in project assets to be $102.0 million. For fiscal year 2022, we forecast project asset expenditures to range between $40.0 million and $60.0 million compared to $66.9 million for fiscal year 2021. To fund such expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the projects under development become operational, the Company will seek to obtain permanent financing (tax equity and debt) which would be expected to return cash to the business.
●	Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible which we have done with our 14.9 MW operating project in Bridgeport, CT and our 7.4 MW project under construction in Hartford, CT; (ii) procuring fuel under fixed price physical contracts with investment grade counterparties which we have done for twenty years for our Tulare BioMAT project and the initial seven years of the twenty year PPA for our LIPA Yaphank, NY project; and (iii) entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations.

We currently have three projects in development with fuel sourcing risk, which are the Toyota Project, which requires procurement of renewable natural gas (“RNG”), and our Derby, CT 14.0 MW and 2.8 MW projects, which require natural gas. Fuel sourcing and risk mitigation strategies for all three projects are being assessed and will be implemented as project operational dates become firm. Such strategies may require cash collateral or reserves to secure fuel or related contracts for these three projects.

●	Capital expenditures are expected to range between $40 million to $50 million for fiscal year 2022, compared to capital expenditures of $6.4 million in fiscal year 2021, which includes expected investments in our factories for molten carbonate and solid oxide production capacity expansion, the addition of test facilities for new products and components, the expansion of our laboratories and upgrades to and expansion of our business systems.

●	Company funded research and development activities are expected to increase to $45.0 million to $55.0 million in fiscal year 2022 (compared to approximately $11.3 million in fiscal year 2021) as we expect to accelerate commercialization of our Advanced Technologies solutions including distributed hydrogen, long duration hydrogen-based energy storage and hydrogen power generation.
●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of October 31, 2021, we had pledged approximately $28.0 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the years ended October 31, 2021 and 2020, depreciation and amortization totaled $19.9 million and $19.4 million, respectively (of these totals, approximately $15.0 million and $13.9 million for the years ended October 31, 2021 and 2020, respectively, relate to depreciation and amortization of project assets in our generation operating portfolio).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $460.2 million as of October 31, 2021 compared to $192.1 million as of October 31, 2020. As of October 31, 2021, unrestricted cash and cash equivalents was $432.2 million compared to $149.9 million of unrestricted cash and cash equivalents as of October 31, 2020. As of October 31, 2021, restricted cash and cash equivalents was $28.0 million, of which $11.3 million was classified as current and $16.7 million was classified as non-current, compared to $42.2 million of restricted cash and cash equivalents as of October 31, 2020, of which $9.2 million was classified as current and $33.0 million was classified as non-current.

The following table summarizes our consolidated cash flows:

(dollars in thousands)	2021	2020	2019
Consolidated Cash Flow Data:
Net cash used in operating activities	$(70,438)	$(36,781)	$(30,572)
Net cash used in investing activities	(73,230)	(32,520)	(69,300)
Net cash provided by financing activities	411,908	221,667	59,655
Effects on cash from changes in foreign currency rates	(80)	(92)	(244)
Net increase (decrease) in cash, cash equivalents and restricted cash	$268,160	$152,274	$(40,461)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $70.4 million during fiscal year 2021 compared to net cash used in operating activities of $36.8 million in fiscal year 2020 and net cash used in operating activities of $30.6 million in fiscal year 2019.

Net cash used in operating activities during fiscal year 2021 was primarily the result of the net loss of $101.1 million, increases in accounts receivable of $5.2 million, unbilled receivables of $3.6 million and inventory of $18.8 million and decreases in deferred revenue of $5.2 million. These amounts were partially offset by increases in accounts payable of $2.0 million and accrued liabilities of $0.3 million and net non-cash adjustments of $59.8 million.

Net cash used in operating activities during fiscal year 2020 was primarily the result of the net loss of $89.1 million, increases in accounts receivable of $6.3 million, unbilled receivables of $5.6 million and inventory of $2.1 million and a decrease in accounts payable of $7.1 million. These amounts were partially offset by increases in accrued liabilities of $5.5 million and deferred revenue of $1.7 million and net non-cash adjustments of $68.5 million.

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

Investing Activities – Net cash used in investing activities was $73.2 million during fiscal year 2021 compared to $32.5 million in fiscal year 2020 and $69.3 million in fiscal year 2019.

Net cash used in investing activities during fiscal year 2021 included $66.9 million of project asset expenditures and $6.4 million of capital expenditures.

Net cash used in investing activities during fiscal year 2020 included $31.5 million of project asset expenditures and a $0.6 million payment for a working capital adjustment for the May 2019 acquisition of the Bridgeport Fuel Cell Project.

Net cash used in investing activities during fiscal year 2019 included the purchase by the Company of all of the outstanding membership interests in Bridgeport Fuel Cell, LLC (“BFC”), the owner of the 14.9 MW Bridgeport Fuel Cell Project, for $35.5 million, $31.7 million invested in project assets to expand our generation operating portfolio and $2.2 million for capital expenditures.

Financing Activities – Net cash provided by financing activities was $411.9 million during fiscal year 2021 compared to $221.7 million in fiscal year 2020 and $59.7 million in fiscal year 2019.

Net cash provided by financing activities during fiscal year 2021 resulted from $525.9 million of proceeds from common stock sales, net of fees and expenses, $10.2 million of proceeds from the sale-leaseback transaction with Crestmark Equipment Finance, $3.0 million contribution received from a noncontrolling interest, and $0.9 million of proceeds received from warrant exercises, offset by debt repayments of $98.6 million primarily relating to the payoff of amounts owed under the Orion Credit Agreement and the PPP Note, a prepayment penalty of $4.0 million for the early payoff of the debt outstanding under the Orion Credit Agreement, payment of preferred dividends of $3.2 million under the terms of the Series B Preferred Stock, payment of $21.5 million to repay all remaining obligations under the terms of the Series 1 Preferred Shares and the payment of deferred financing costs of $0.4 million.

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

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of October 31, 2021 and the related payments by fiscal year is summarized as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$71,065	$69,997	$1,068	$—	$—
Term loans (principal and interest)	36,378	8,195	15,740	8,051	4,392
Capital and operating lease commitments (2)	19,445	1,582	2,107	1,562	14,194
Sale-leaseback financing obligation (3)	21,687	3,640	6,522	6,051	5,474
Natural gas supply contract (4)	13,783	1,805	3,938	3,938	4,102
Option fee (5)	150	150	—	—	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$162,508	$85,369	$29,375	$19,602	$28,162
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on finance and operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and PNC Energy Capital, LLC (“PNC”) and/or Crestmark Equipment Finance (“Crestmark”) (as applicable). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract with an estimated annual cost per year of $2.0 million which was set to begin on November 1, 2021. Actual service began under the contract on December

7, 2021 to coincide with our commissioning schedule. This gas contract is for the Company’s Yaphank project and the costs are expected to be offset by generation revenues on the project.
(5)	The Company entered into an agreement with a customer on June 29, 2016 that includes a fee for the purchase of the customer’s power platforms by the Company at the end of the term of the agreement. The fee is payable in installments over the term of the agreement.
(6)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at October 31, 2021) for 20 trading days during any consecutive 30 trading day period.

Term and Construction Loans

A discussion of the key terms and conditions of the loans outstanding as of October 31, 2021 is included in Note 14. “Debt and Financing Obligations” to the consolidated financial statements and is incorporated by reference herein. The information included under the headings “Orion Energy Partners Investment Agent, LLC Credit Agreement,” “Connecticut Green Bank Loans,” “Bridgeport Fuel Cell Project Loans,” “State of Connecticut Loan,” “Liberty Bank Promissory Note” and “Finance obligations for sale-leaseback agreements” in Note 14. “Debt and Financing Obligations” to the consolidated financial statements is incorporated herein by reference.

Restricted Cash

We have pledged approximately $28.0 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of October 31, 2021, outstanding letters of credit totaled $6.5 million. These expire on various dates through December 2028. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of October 31, 2021 also included $8.4 million primarily to support obligations under the power purchase and service agreements related to the PNC and Crestmark sale-leaseback transactions and $11.9 million relating to future obligations associated with the Bridgeport Fuel Cell Project. Refer to Note 21. “Restricted Cash” for a detailed discussion of the Company’s restricted cash balance.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power platforms. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of October 31, 2021, our generation operating portfolio was 34.0 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of October 31, 2021, Advanced Technologies contract backlog totaled $40.8 million, of which $17.6 million is non-U.S. Government-funded, $23.0 million is U.S. Government-funded and $0.2 million is U.S. Government-unfunded. The amount that is non-U.S. Government-funded includes $10.0 million of milestone payments under the EMRE Joint Development Agreement that are contingent upon achieving technical milestones. If funding is terminated or delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations which are not classified as debt. We do not guarantee any third-party debt. See Note 22. “Commitments and Contingencies” to our consolidated financial statements for the year ended October 31, 2021 included in this Annual Report on Form 10-K for further information.

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

The Company completed its annual impairment analysis of goodwill and in-process research and development assets as of July 31, 2021. The Company performed a qualitative assessment for fiscal year 2021 and determined that it was more likely than not that there was no impairment of goodwill or the indefinite-lived intangible asset.

Impairment of Long Lived Assets (including Project Assets)

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, we compare the carrying amount of an asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the years ended October 31, 2021 and 2020, the Company recorded certain project asset impairment charges. Refer to Note 7. “Project Assets” for details on these charges.

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

A contract is accounted for when there has been approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Performance obligations under a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. In certain instances, the Company has concluded distinct goods or services should be accounted for as a single performance obligation that is a series of distinct goods or services that have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether the customer can benefit from the goods or services either on their own or together with other resources that are readily available to the customer (the goods or services are distinct) and if the promise to transfer the goods or services to the customer is separately identifiable from other promises in the contract (the goods or services are distinct in the context of the contract). If these criteria are not met, the promised services are accounted for as a single performance obligation. The transaction price is determined based on the consideration that the Company will be entitled to in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price, generally utilizing the expected value method. Determining the transaction price requires judgment. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. Standalone selling price is determined by the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Performance obligations are satisfied either over time or at a point in time as discussed in further detail below. In addition, the Company’s contracts with customers generally do not include significant financing components or non-cash consideration. The Company has elected practical expedients in the accounting guidance that allow for revenue to be recorded in the amount that the Company has a right to invoice, if that amount corresponds directly with the value to the customer of the Company’s performance to date, and that allow the Company not to disclose related unsatisfied performance obligations. The Company records any amounts that are billed to customers in excess of revenue recognized as deferred revenue and revenue recognized in excess of amounts billed to customers as unbilled receivables.

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

See below for a discussion of revenue recognition under Topic 606 by disaggregated revenue stream.

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

Service agreements

Service agreements represent a single performance obligation whereby the Company performs all required maintenance and monitoring functions, including replacement of modules, to ensure the power platform(s) under the service agreement generate a minimum power output. To the extent the power platform(s) under service agreements do not achieve the minimum power output, certain service agreements include a performance guarantee penalty. Performance guarantee penalties represent variable consideration, which is estimated for each service agreement based on past experience, using the expected value method. The consideration for each service agreement is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress.

The Company reviews its cost estimates on service agreements on a quarterly basis and records any changes in estimates on a cumulative catch-up basis.

Loss accruals for service agreements are recognized to the extent that the estimated remaining costs to satisfy the performance obligation exceed the estimated remaining unrecognized consideration. Estimated losses are recognized in the period in which losses are identified.

Payment terms for service agreements are generally ratable over the term of the agreement.

Advanced Technologies contracts

Advanced Technologies contracts include the promise to perform research and development services and, as such, this represents one performance obligation. Revenue from most government sponsored Advanced Technologies projects is recognized as direct costs are incurred plus allowable overhead less cost share requirements, if any. Revenue is only recognized to the extent the contracts are funded. Revenue from previous fixed price Advanced Technologies projects is recognized using the cost to cost input method. Revenue recognition for research performed under the EMRE Joint Development Agreement (as defined elsewhere herein) also falls into the practical expedient category where revenue is recorded consistent with the amounts that are to be invoiced.

Payments are based on costs incurred for government sponsored Advanced Technologies projects and upon completion of milestones for previous fixed-price Advanced Technologies projects. Payments under the EMRE Joint Development Agreement are based on time spent and material costs incurred.

License agreements

The Company entered into the License Agreements (as defined elsewhere herein) with POSCO Energy Co., Ltd. (“POSCO Energy”) in 2007, 2009 and 2012. In June 2020, the Company notified POSCO Energy that it was terminating the License Agreements and POSCO Energy disputed such termination (for more information, refer to Note 22. “Commitments and Contingencies” and Note 24. “Subsequent Events”).

Prior to the date of the Company’s notice of termination, in connection with the adoption of Topic 606, several performance obligations were identified under the License Agreements, including previously satisfied performance obligations for the transfer of licensed intellectual property, two performance obligations for specified upgrades of the previously licensed intellectual property, a performance obligation to deliver unspecified upgrades to the previously licensed intellectual property on a when-and-if-available basis, and a performance obligation to provide technical support for previously delivered intellectual property.

●	The performance obligations related to the specified upgrades would have been satisfied and the related consideration recognized as revenue upon the delivery of the specified upgrades. The Company did not recognize any revenue in fiscal years 2021 and 2020 related to specified upgrades.
●	The performance obligations for unspecified upgrades and technical support were being recognized on a straight-line basis over the license term on the basis that this represented the method that best depicted the progress towards completion of the related performance obligations. The Company recognized revenue totaling $0.8 million for the year ended October 31, 2020 related to unspecified upgrades and technical support.

All fixed consideration for the License Agreements was previously collected. The Company discontinued revenue recognition of the deferred license revenue related to the License Agreements in July 2020 given the then pending arbitrations.

The Company entered into the EMRE Joint Development Agreement on November 5, 2019. The Company recorded license revenue of $4.0 million in association with this agreement for the fiscal year ended October 31, 2020 which revenue was considered at a point-in-time upon the signing of the contract as the license is considered functional intellectual property because it has standalone functionality. The customer can use this intellectual property as it exists at a point in time and no further services are required from the Company.

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

Variable Interest Entity and Noncontrolling Interests

The Company closed on a tax equity financing transaction in August 2021 for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT, which has been structured as a “partnership flip.” A partnership (the “Groton Partnership”) was organized with East West Bancorp, Inc. (“East West Bank”) to acquire from FuelCell Energy Finance II, LLC all of the outstanding equity interests in Groton Station Fuel Cell, LLC (“Groton Project Company”). East West Bank has a conditional withdrawal right which they can exercise and which would require the Company to pay 101% of the amount contributed by East West Bank to date. In addition, under this partnership flip structure, the Company has an option to acquire all of the equity interests that East West Bank holds in the Groton Partnership starting approximately five and a half years after the Groton Project is operational. If the Company exercises this option, the exercise price to be paid by the Company will be the greater of (1) the fair market value of East West

Bank’s equity interest at the time the option is exercised, (2) five percent of the $15 million tax equity commitment and (3) East West Bank’s claim in liquidation determined using the hypothetical liquidation at book value method.

The Groton Partnership is a Variable Interest Entity (VIE) under U.S. GAAP. The Company has determined that it is the primary beneficiary in the Groton Partnership for accounting purposes. The Company has considered the provisions within the financing-related agreements (including the limited liability company agreement for the Groton Partnership) which grant the Company power to manage and make decisions affecting the operations of the Groton Partnership. The Company considers the rights granted to East West Bank under the agreements to be more protective in nature than participatory. Therefore, the Company has determined under the power and benefits criterion of Accounting Standards Codification 810, Consolidations that it is the primary beneficiary of the Groton Partnership. As the primary beneficiary, the Company consolidates in its consolidated financial statements the financial position, results of operations and cash flows of the Groton Partnership, and all intercompany balances and transactions between the Company and the Groton Partnership are eliminated in the consolidated financial statements. The Company recognized East West Bank’s share of the net assets of the Groton Partnership, which is $3.0 million as of October 31, 2021, as a noncontrolling interest in mezzanine equity on its Consolidated Balance Sheet and will continue to do so until the conditional withdrawal period lapses at the commencement of operations. Upon commencement of operations of the related project asset, the Company expects to allocate profits and losses to the noncontrolling interest under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for allocating net income or loss to the noncontrolling interest when there is a complex structure, such as the partnership flip structure.

See Note. 4 “Tax Equity Financing” for additional information regarding the tax equity financing transaction with East West Bank.

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

Under the financing method of accounting for a sale-leaseback, the Company does not derecognize the project assets and does not recognize as revenue any of the sale proceeds received from the lessor that contractually constitutes payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations and leaseback payments made by the Company are allocated between interest expense and a reduction to the financing obligation. Interest on the financing obligation is calculated using the Company’s incremental borrowing rate at the inception of the arrangement on the outstanding financing obligation. While we receive financing for the related project asset, we have not recognized revenue on the sale-leaseback transactions. Instead, revenue is recognized with respect to the related PPAs in accordance with the Company’s policies for recognizing generation revenues.

Inventories

Inventories consist principally of raw materials and work-in-process.  Cost is determined using the first-in, first-out cost method. Included in our inventory balance are used modules that are brought back into inventory upon installation of new modules. When a new module is installed, a determination is made as to whether the module has remaining useful life or should be scrapped and materials recycled. Modules that are deemed to have remaining useful life are put into inventory at an estimated value based on the expected remaining life of the module and its projected output. Inventories are reviewed to determine if valuation allowances are required for excess, obsolete, and slow-moving inventory. This review includes analyzing inventory levels of individual parts considering the current design of our products and production requirements as well as the expected inventory requirements for maintenance on installed power platforms and inventory will be recorded at a new cost basis if a valuation allowance is required.

Service Expense Recognition

We have entered into service agreements with certain customers to provide monitoring, maintenance and repair services for fuel cell power platforms. Under the terms of these service agreements, the power platform must meet a minimum operating output during the term. If the minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair and/or replace the customer’s fuel cell module.

The Company records loss accruals for service agreements when the estimated cost of future module exchanges and maintenance and monitoring activities exceeds the remaining unrecognized contract value. Estimates for future costs on service agreements are determined by a number of factors including the estimated remaining life of the module, used replacement modules available, and future operating plans for the power platform. Our estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of October 31, 2021 and 2020 our loss accruals on service agreements totaled $6.5 million and $5.5 million, respectively.

ACCOUNTING GUIDANCE UPDATE

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure Risk

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of October 31, 2021, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of October 31, 2021, approximately 0.4% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not currently engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 16, 2019, an interest rate swap agreement was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustment for the years ended October 31, 2021 and October 31, 2020 resulted in a $0.5 million gain and a $0.3 million charge, respectively.

Project Fuel Price Exposure Risk

Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible which we have done with our 14.9 MW operating project in Bridgeport, CT and our 7.4 MW project under construction in Hartford, CT; (ii) procuring fuel under fixed price physical contracts with investment grade counterparties which we have done for twenty years for our Tulare BioMAT project and the initial seven years of the twenty year PPA for our LIPA Yaphank, NY project; and (iii) entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations.

We currently have three projects in development with fuel sourcing risk, which are the Toyota Project, which requires procurement of renewable natural gas (“RNG”) which is not a commodity, and our Derby, CT 14.0 MW and 2.8 MW projects, which require natural gas which is a commodity. Fuel sourcing and risk mitigation strategies for all three projects are being assessed and will be implemented as project operational dates become firm.

Historically, this risk has not been material to our financial statements as our operating projects as of October 31, 2021 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price fuel physical contracts. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, we performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A $1/MMBTu increase in market pricing compared to our underlying project models would result in a cost impact of approximately $1.4 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis. We have also conducted a sensitivity analysis on the impact of RNG pricing and a $10/MMBTu increase in market pricing compared to our underlying project models would result in an impact of approximately $2.0 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FuelCell Energy, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of FuelCell Energy, Inc. and subsidiaries (the Company) as of October 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended October 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 13 to the consolidated financial statements, the Company has changed its method of accounting for leases as of November 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Estimated costs at completion for certain service agreements

As discussed in Note 1 to the consolidated financial statements, the Company’s service agreements represent a single performance obligation whereby the Company performs all required maintenance and monitoring functions, including replacement of modules, to ensure the power platforms under the service agreement generate a minimum power output. The consideration for each service agreement is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress.

We identified the evaluation of total estimated costs at completion for certain service agreements as a critical audit matter. Specifically, evaluating the Company’s total estimated costs at completion required complex auditor judgement to assess the estimated number of fuel cell modules to be replaced during the term of the agreements and their associated costs. These areas involved the application of significant estimation by management and contained significant measurement uncertainty.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to develop total estimated costs at completion for service agreements. This included a control related to the estimated number of fuel cell modules to be replaced during the term of the agreement and their associated costs. For certain service agreements, we evaluated the estimated number of fuel cell modules to be replaced and their associated costs by:

●	comparing the estimated number of fuel cell modules to be replaced to the replacement plan developed and maintained by the Company’s service department
●	comparing the total estimated costs to manufacture fuel cell modules to historical actual costs
●	comparing current period total estimated costs at completion to previous total estimated costs at completion and assessing the cause of certain revisions
●	assessing the number of fuel cell module replacements that will occur during the contract term using the useful life of fuel cell modules.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Hartford, Connecticut
December 29, 2021

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

October 31, 2021 and 2020

(Amounts in thousands, except share and per share amounts)

	October 31,	October 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$432,213	$149,867
Restricted cash and cash equivalents - short-term	11,268	9,233
Accounts receivable, net	14,730	9,563
Unbilled receivables	8,924	8,041
Inventories	67,074	50,971
Other current assets	9,177	6,306
Total current assets	543,386	233,981
Restricted cash and cash equivalents - long-term	16,731	32,952
Inventories - long-term	4,586	8,986
Project assets	223,277	161,809
Property, plant and equipment, net	39,416	36,331
Operating lease right-of-use assets, net	8,109	10,098
Goodwill	4,075	4,075
Intangible assets, net	18,670	19,967
Other assets	16,998	15,339
Total assets (1)	$875,248	$523,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,085	$21,366
Current portion of operating lease liabilities	1,032	939
Accounts payable	19,267	9,576
Accrued liabilities	16,099	15,681
Deferred revenue	6,287	10,399
Preferred stock obligation of subsidiary	—	938
Total current liabilities	52,770	58,899
Long-term deferred revenue	30,427	31,501
Long-term preferred stock obligation of subsidiary	—	18,265
Long-term operating lease liabilities	8,093	9,817
Long-term debt and other liabilities	78,633	150,651
Total liabilities	169,923	269,133
Redeemable Series B preferred stock (liquidation preference of $64,020 as of October 31, 2021 and October 31, 2020)	59,857	59,857
Redeemable noncontrolling interests	3,030	—
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 500,000,000 and 337,500,000 shares authorized as of October 31, 2021 and October 31, 2020, respectively; 366,618,693 and 294,706,758 shares issued and outstanding as of October 31, 2021 and October 31, 2020, respectively	37	29
Additional paid-in capital	1,908,471	1,359,454
Accumulated deficit	(1,265,251)	(1,164,196)
Accumulated other comprehensive loss	(819)	(739)
Treasury stock, Common, at cost (73,430 and 56,411 shares as of October 31, 2021 and October 31, 2020, respectively)	(586)	(432)
Deferred compensation	586	432
Total equity	642,438	194,548
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$875,248	$523,538
(1)	The consolidated assets as of October 31, 2021 and 2020 include $54,375 and $0, respectively, of assets of the variable interest entity (“VIE”) that can only be used to settle obligations of the VIE. These assets include cash of $1,364 and $0 as of October 31, 2021 and 2020, respectively, and project assets of $53,012 and $0 as of October 31, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended October 31, 2021, 2020, and 2019

(Amounts in thousands, except share and per share amounts)

	2021	2020	2019
Revenues:
Product	$—	$—	$481
Service and license	19,791	25,133	26,618
Generation	24,027	19,943	14,034
Advanced Technologies	25,767	25,795	19,619
Total revenues	69,585	70,871	60,752
Costs of revenues:
Product	7,976	9,924	18,552
Service and license	24,735	24,545	18,943
Generation	36,017	27,873	31,642
Advanced Technologies	16,496	16,254	12,884
Total costs of revenues	85,224	78,596	82,021
Gross loss	(15,639)	(7,725)	(21,269)
Operating expenses:
Administrative and selling expenses	37,948	26,644	31,874
Research and development expenses	11,315	4,797	13,786
Total costs and expenses	49,263	31,441	45,660
Loss from operations	(64,902)	(39,166)	(66,929)
Interest expense	(7,363)	(15,294)	(10,623)
Change in fair value of common stock warrant liability	(15,974)	(37,086)	—
Extinguishment of Series 1 preferred share obligation	(934)	—	—
(Loss) gain on extinguishment of debt and financing obligation	(11,156)	1,801	—
Other (expense) income, net	(694)	684	93
Loss before provision for income taxes	(101,023)	(89,061)	(77,459)
Provision for income taxes	(2)	(46)	(109)
Net loss	(101,025)	(89,107)	(77,568)
Net income attributable to redeemable noncontrolling interest	30	—	—
Net loss attributable to FuelCell Energy, Inc.	(101,055)	(89,107)	(77,568)
Series A warrant exchange	—	—	(3,169)
Series B preferred stock dividends	(3,200)	(3,331)	(3,231)
Series C Preferred stock deemed dividends and redemption value adjustment, net	—	—	(6,522)
Series D Preferred stock deemed dividends and redemption accretion	—	—	(9,755)
Net loss attributable to common stockholders	$(104,255)	$(92,438)	$(100,245)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.31)	$(0.42)	$(1.82)
Basic and diluted weighted average shares outstanding	334,742,346	221,960,288	55,081,266

	2021	2020	2019
Net loss	$(101,025)	$(89,107)	$(77,568)
Other comprehensive loss:
Foreign currency translation adjustments	(80)	(92)	(244)
Total comprehensive loss	$(101,105)	$(89,199)	$(77,812)

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

For the Years Ended October 31, 2021, 2020, and 2019

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2018	7,972,686	$1		$1,073,463	$(990,867)	$(403)	$(363)	$363	$82,194
Sale of common stock, net of fees	119,128,677	12		43,654	—	—	—	—	43,666
Common stock issued, non-employee compensation	29,454	—		102	—	—	—	—	102
Share based compensation	—	—		2,804	—	—	—	—	2,804
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	52,607	—		(200)	—	—	—	—	(200)
Series A Warrant Exchange	500,000	—		—	—	—	—	—	—
Series C convertible preferred stock conversions	3,914,218	—		15,489	—	—	—	—	15,489
Series C convertible preferred stock adjustment for beneficial conversion feature	—	—		6,586	—	—	—	—	6,586
Series C convertible stock redemption value adjustments	—	—		(14,597)	—	—	—	—	(14,597)
Preferred dividends — Series B	—	—		(3,231)	—	—	—	—	(3,231)
Series D convertible preferred stock conversions	62,040,496	6		31,177	—	—	—	—	31,183
Series D Preferred stock redemption accretion	—	—		(3,793)	—		—	—	(3,793)
Impact of the adoption of Topic 606	—	—		—	(6,654)		—	—	(6,654)
Effect of foreign currency translation	—	—		—	—	(244)	—	—	(244)
Adjustment for deferred compensation	(29,454)	—		—	—	—	(103)	103	—
Net loss	—	—		—	(77,568)	—	—	—	(77,568)
Balance, October 31, 2019	193,608,684	$19		$1,151,454	$(1,075,089)	$(647)	$(466)	$466	$75,737
Sale of common stock, net of fees	86,307,932	9		171,902	—	—	—	—	171,911
Orion warrant exercises	14,696,320	1		37,059	—	—	—	—	37,060
Common stock issued, non-employee compensation	58,303	—		104	—	—	—	—	104
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	49,434	—		(3)	—	—	—	—	(3)
Reclassification of value of share based compensation upon approval of authorized shares for grant	—	—		401	—	—	—	—	401
Share based compensation	—	—		1,868	—	—	—	—	1,868
Preferred dividends — Series B	—	—		(3,331)	—	—	—	—	(3,331)
Effect of foreign currency translation	—	—		—	—	(92)	—	—	(92)
Adjustment for deferred compensation	(13,915)		—	—	—	—	34	(34)	—
Net loss	—	—		—	(89,107)	—	—	—	(89,107)
Balance, October 31, 2020	294,706,758	$29		$1,359,454	$(1,164,196)	$(739)	$(432)	$432	$194,548
Sale of common stock, net of fees	69,074,573	8		525,887	—	—	—	—	525,895
Orion warrant exercises and other warrant exercises	2,714,026	—		22,093	—	—	—	—	22,093
Common stock issued, non-employee compensation	31,889	—		275	—	—	—	—	275
Share based compensation	—	—		4,293	—	—	—	—	4,293
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	108,511	—		(331)	—	—	—	—	(331)
Preferred dividends — Series B	—	—		(3,200)	—	—	—	—	(3,200)
Effect of foreign currency translation	—	—		—	—	(80)	—	—	(80)
Adjustment for deferred compensation	(17,019)	—		—	—	—	(154)	154	—
Release of share reserve	(45)	—		—	—	—	—	—	—
Net loss attributable to FuelCell Energy, Inc.	—	—		—	(101,055)	—	—	—	(101,055)
Balance, October 31, 2021	366,618,693	$37		$1,908,471	$(1,265,251)	$(819)	$(586)	$586	$642,438

See accompanying notes to consolidated financial statement

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2021, 2020 and 2019

(Amounts in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net loss	$(101,025)	$(89,107)	(77,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,293	1,868	2,804
Depreciation and amortization	19,872	19,377	12,353
Change in fair value of common stock warrant liability	15,974	37,086	—
Loss (gain) on extinguishment of debt and financing obligation	11,156	(1,801)	—
Loss (gain) on Series 1 preferred stock extinguishment	934	(475)	—
Non-cash interest expense on preferred stock and debt obligations	4,438	7,570	6,097
Operating lease costs	1,545	1,451	—
Operating lease payments	(1,226)	(1,016)	—
Impairment of property, plant and equipment and project assets	5,024	2,417	20,360
Unrealized (gain) loss on derivative contract	(478)	314	624
Other non-cash transactions	996	674	511
Decrease (increase) in operating assets:
Accounts receivable	(5,167)	(6,271)	4,842
Unbilled receivables	(3,609)	(5,590)	(4,488)
Inventories	(18,755)	(2,111)	(6,427)
Other assets	(1,529)	(1,297)	2,120
Increase (decrease) in operating liabilities:
Accounts payable	1,988	(7,059)	(173)
Accrued liabilities	317	5,465	2,377
Deferred revenue	(5,186)	1,724	5,996
Net cash used in operating activities	(70,438)	(36,781)	(30,572)
Cash flows from investing activities:
Capital expenditures	(6,353)	(382)	(2,151)
Project asset expenditures	(66,877)	(31,527)	(31,675)
Asset acquisition	—	(611)	(35,474)
Net cash used in investing activities	(73,230)	(32,520)	(69,300)
Cash flows from financing activities:
Repayment of debt	(98,642)	(30,117)	(48,395)
Proceeds from debt, net of debt discount	10,175	87,757	69,596
Common stock issued for stock plans and related expenses	18	5	23
Payments for taxes related to net share settlement of equity awards	(339)	—	—
Payment for early extinguishment of debt	(4,000)	—	—
Payment of deferred financing costs	(363)	(2,697)	(3,302)
Contributions received from sale of redeemable noncontrolling interest	3,000	—	—
Repayment of Series 1 Preferred Share Obligation	(21,541)	—	—
Proceeds from sale of common stock and warrant exercises, net	526,800	173,194	43,573
Payment of preferred dividends and return of capital	(3,200)	(6,475)	(1,840)
Net cash provided by financing activities	411,908	221,667	59,655
Effects on cash from changes in foreign currency rates	(80)	(92)	(244)
Net increase (decrease) in cash, cash equivalents and restricted cash	268,160	152,274	(40,461)
Cash, cash equivalents and restricted cash-beginning of period	192,052	39,778	80,239
Cash, cash equivalents and restricted cash-end of period	$460,212	$192,052	39,778

See accompanying notes to the consolidated financial statements.

Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies

Nature of Business and Basis of Presentation

Headquartered in Danbury, Connecticut, FuelCell Energy, Inc. (together with its subsidiaries, the “Company,” “FuelCell Energy,” “we,” “us,” or “our”) has leveraged five decades of research and development to become a global leader in delivering environmentally responsible distributed baseload power platform solutions through our proprietary fuel cell technology. As an innovator and an American manufacturer of clean fuel cell power platforms, our current commercial technology delivers clean, distributed generation and distributed hydrogen, as well as heat, carbon separation and utilization, and water. We plan to increase our investment in developing and commercializing future technologies expected to deliver hydrogen and long duration hydrogen-based energy storage through our solid oxide technologies, as well as carbon capture solutions.

As a leading global manufacturer of proprietary fuel cell technology platforms, we are uniquely positioned to serve customers worldwide with sustainable products and solutions for businesses, utilities, governments, and municipalities. Our solutions are designed to enable a world empowered by clean energy, enhancing the quality of life for people around the globe. We target large-scale power users with our megawatt-class installations globally, and currently offer sub-megawatt solutions for smaller power consumers in Europe. To provide a frame of reference, one megawatt is adequate to continually power approximately 1,000 average sized U.S. homes. Our customer base includes utility companies, municipalities, universities, hospitals, government entities/military bases and a variety of industrial and commercial enterprises. Our leading geographic markets are currently the United States and South Korea, and we are pursuing opportunities in other countries around the world. Our product offerings drive our mission to help our customers realize their environmental goals, strengthen resiliency, manage energy and other commodity costs, and deliver valuable goods and services to their customers.

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

On May 8, 2019, the Company effected a 1-for-12 reverse stock split, reducing the number of the Company’s common shares outstanding on that date from 183,411,230 shares to 15,284,269 shares. The number of authorized shares of common stock remained unchanged at 225,000,000 shares and the number of authorized shares of preferred stock remained unchanged at 250,000 shares. Additionally, the conversion rate of our Series B Preferred Stock (as defined elsewhere herein), the conversion price of our then outstanding Series C Preferred Stock and Series D Preferred Stock (each as defined elsewhere herein), the exchange price of the then outstanding Series 1 Preferred Shares (as defined elsewhere herein), the exercise price of all then outstanding options and warrants, and the number of shares then-reserved for future issuance pursuant to our equity compensation plans were all adjusted proportionately in connection with the reverse stock split. All share and per share amounts, conversion prices, and exercise prices presented herein with respect to periods or dates prior to, or instruments in existence prior to, May 8, 2019 have been adjusted retroactively to reflect these changes.

Liquidity

Our principal sources of cash have been sales of our common stock through public equity offerings, proceeds from third party debt, project financing and tax monetization transactions, proceeds from the sale of our projects as well as research and development and service and license agreements with third parties. We have utilized this cash to develop and construct project assets, perform research and development on our Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of October 31, 2021, unrestricted cash and cash equivalents totaled $432.2 million compared to $149.9 million as of October 31, 2020.

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
●	Extinguishment of the Series 1 Preferred Shares: On December 17, 2020, the Company paid all amounts owed to Enbridge Inc. (“Enbridge”) under the Series 1 Preferred Shares (as defined elsewhere herein), totaling Cdn. $27.4 million, or approximately $21.5 million in U.S. dollars. Following such payment, Enbridge surrendered its shares in FCE Ltd. (as defined elsewhere herein) and the related Guarantee and January 2020 Letter Agreement (in each case, as defined elsewhere herein) were terminated.
●	Working Capital: The remaining $47.5 million of proceeds from the offering was utilized as working capital and included in unrestricted cash.

In February 2021, the Company further reduced its debt by repaying the outstanding $6.5 million Paycheck Protection Program Promissory Note from Liberty Bank under the CARES Act.

On June 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC and Barclays Capital Inc. with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $500 million. From the date of the Open Market Sale Agreement through October 31, 2021, approximately 44.1 million shares were sold, resulting in gross proceeds to the Company totaling approximately $377.2 million before deducting expenses and sales commissions. Net proceeds to the Company totaled approximately $369.7 million. The Company plans to use the net proceeds from this offering to accelerate the development and commercialization of our Advanced Technologies products, including our solid oxide platform, for project development, for internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes. The remaining availability under the Open Market Sale Agreement as of the date of filing of this report is approximately $122.8 million. See Note 15. “Stockholders’ Equity and Warrant Liabilities” for additional information regarding the Open Market Sale Agreement.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its Advanced Technologies platforms, including its solid oxide, hydrogen and carbon capture platforms, (viii) implement the product cost reductions necessary to achieve profitable operations, (ix) manage working capital and the Company’s unrestricted cash balance and (x) access the capital markets to raise funds through the sale of equity securities, convertible notes, and other equity-linked instruments.

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

Inventories and Advance Payments to Vendors

Inventories consist principally of raw materials and work-in-process. Cost is determined using the first-in, first-out cost method. Included in our inventory balance are used modules that are brought back into inventory upon installation of new modules. When a new module is installed, a determination is made as to whether the module has remaining useful life or should be scrapped and materials recycled. Modules that are deemed to have remaining useful life are put into inventory at an estimated value based on the expected remaining life of the module and its projected output. In certain circumstances, we will make advance payments to vendors for future inventory deliveries. These advance payments are recorded as Other current assets on the Consolidated Balance Sheets.

Inventories are reviewed to determine if valuation allowances are required for excess, obsolete, and slow-moving inventory. This review includes analyzing inventory levels of individual parts considering the current design of our products and production requirements as well as the expected inventory requirements for maintenance on installed power platforms and inventory will be recorded at a new cost basis if a valuation allowance is required.

Project Assets

Project assets consist of capitalized costs for fuel cell projects in various stages of development, including those projects with respect to which we have entered into power purchase agreements (“PPAs”), those projects with respect to which we expect to secure long-term contracts and those projects retained by the Company under a merchant model. Such development costs are generally incurred prior to entering into a definitive sales or long-term financing agreement for the project. Project assets also include capitalized costs for fuel cell projects which are the subject of a sale-leaseback transaction with PNC Energy Capital, LLC (“PNC”) or Crestmark Equipment Finance, a division of MetaBank (“Crestmark”). Project asset costs include costs for developing and constructing a complete turn-key fuel cell project. Development costs can include legal, consulting, permitting, interconnect, and other similar costs. To the extent we enter into a definitive sales agreement, we expense project assets to cost of sales after the respective project asset is sold to a customer and all revenue recognition criteria have been met.

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

The Company completed its annual impairment analysis of goodwill and the in-process research & development assets (“IPR&D”) as of July 31, 2021. The goodwill and IPR&D asset are both held by the Company’s Versa Power Systems, Inc. (“Versa”) reporting unit. Goodwill and the IPR&D asset are also reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit or IPR&D asset is more likely than not below its carrying value. No impairment charges were recorded with respect to goodwill or the IPR&D asset during the fiscal years ended October 31, 2021, 2020 and 2019.

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

A contract is accounted for when there has been approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Performance obligations under a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. In certain instances, the Company has concluded distinct goods or services should be accounted for as a single performance obligation that is a series of distinct goods or services that have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether the customer can benefit from the goods or services either on their own or together with other resources that are readily available to the customer (the goods or services are distinct) and if the promise to transfer the goods or services to the customer is separately identifiable from other promises in the contract (the goods or services are distinct in the context of the contract). If these criteria are not met, the promised services are accounted for as a single performance obligation. The transaction price is determined based on the consideration that the Company will be entitled to in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price, generally utilizing the expected value method. Determining the transaction price requires judgment. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. Standalone selling price is determined by the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Performance obligations are satisfied either over time or at a point in time as discussed in further detail below. In addition, the Company’s contracts with customers generally do not include significant financing components or non-cash consideration. The Company has elected practical expedients in the accounting guidance that allow for revenue to be recorded in the amount that the Company has a right to invoice, if that amount corresponds directly with the value to the customer of the Company’s performance to date, and that allow the Company not to disclose related unsatisfied performance obligations. The Company records any amounts that are billed to customers in excess of revenue recognized as deferred revenue and revenue recognized in excess of amounts billed to customers as unbilled receivables.

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

See below for a discussion of revenue recognition under Topic 606 by disaggregated revenue stream.

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

Service agreements

Service agreements represent a single performance obligation whereby the Company performs all required maintenance and monitoring functions, including replacement of modules, to ensure the power platform(s) under the service agreement generate a minimum power output. To the extent the power platform(s) under service agreements do not achieve the minimum power output, certain service agreements include a performance guarantee penalty. Performance guarantee penalties represent variable consideration, which is estimated for each service agreement based on past experience, using the expected value method. The consideration for each service agreement is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress.

The Company reviews its cost estimates on service agreements on a quarterly basis and records any changes in estimates on a cumulative catch-up basis.

Loss accruals for service agreements are recognized to the extent that the estimated remaining costs to satisfy the performance obligation exceed the estimated remaining unrecognized consideration. Estimated losses are recognized in the period in which losses are identified.

Payment terms for service agreements are generally ratable over the term of the agreement.

Advanced Technologies contracts

Advanced Technologies contracts include the promise to perform research and development services and, as such, this represents one performance obligation. Revenue from most government sponsored Advanced Technologies projects is recognized as direct costs are incurred plus allowable overhead less cost share requirements, if any. Revenue is only recognized to the extent the contracts are funded. Revenue from previous fixed price Advanced Technologies projects is recognized using the cost to cost input method. Revenue recognition for research performed under the EMRE Joint

Development Agreement (as defined elsewhere herein) also falls into the practical expedient category where revenue is recorded consistent with the amounts that are to be invoiced.

Payments are based on costs incurred for government sponsored Advanced Technologies projects and upon completion of milestones for previous fixed-price Advanced Technologies projects. Payments under the EMRE Joint Development Agreement are based on time spent and material costs incurred.

License agreements

The Company entered into the License Agreements (as defined elsewhere herein) with POSCO Energy Co., Ltd. (“POSCO Energy”) in 2007, 2009 and 2012. In June 2020, the Company notified POSCO Energy that it was terminating the License Agreements and POSCO Energy disputed such termination (for more information, refer to Note 22. “Commitments and Contingencies” and Note 24. “Subsequent Events”).

Prior to the date of the Company’s notice of termination, in connection with the adoption of Topic 606, several performance obligations were identified under the License Agreements, including previously satisfied performance obligations for the transfer of licensed intellectual property, two performance obligations for specified upgrades of the previously licensed intellectual property, a performance obligation to deliver unspecified upgrades to the previously licensed intellectual property on a when-and-if-available basis, and a performance obligation to provide technical support for previously delivered intellectual property.

●	The performance obligations related to the specified upgrades would have been satisfied and the related consideration recognized as revenue upon the delivery of the specified upgrades. The Company did not recognize any revenue in fiscal years 2021 and 2020 related to specified upgrades.
●	The performance obligations for unspecified upgrades and technical support were being recognized on a straight-line basis over the license term on the basis that this represented the method that best depicted the progress towards completion of the related performance obligations. The Company recognized revenue totaling $0.8 million for the year ended October 31, 2020 related to unspecified upgrades and technical support.

All fixed consideration for the License Agreements was previously collected. The Company discontinued revenue recognition of the deferred license revenue related to the License Agreements in July 2020 given the then pending arbitrations.

The Company entered into the EMRE Joint Development Agreement on November 5, 2019. The Company recorded license revenue of $4.0 million in association with this agreement for the fiscal year ended October 31, 2020 which revenue was considered at a point-in-time upon the signing of the contract as the license is considered functional intellectual property because it has standalone functionality. The customer can use this intellectual property as it exists at a point in time and no further services are required from the Company.

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

Variable Interest Entity and Noncontrolling Interests

The Company closed on a tax equity financing transaction in August 2021 for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT, which has been structured as a “partnership flip.” A partnership (the “Groton Partnership”) was organized with East West Bancorp, Inc. (“East West Bank”) to acquire from FuelCell Energy Finance II, LLC all of the outstanding equity interests in Groton Station Fuel Cell, LLC (“Groton Project Company”). East West Bank has a conditional withdrawal right which they can exercise and which would require the Company to pay 101% of the amount contributed by East West Bank  to date. In addition, under this partnership flip structure, the Company has an option to acquire all of the equity interests that East West Bank holds in the Groton Partnership starting approximately five and a half years after the Groton Project is operational. If the Company exercises this option, the exercise price to be paid by the Company will be the greater of (1) the fair market value of East West Bank’s equity interest at the time the option is exercised, (2) five percent of the $15 million tax equity commitment and (3) East West Bank’s claim in liquidation determined using the hypothetical liquidation at book value method.

The Groton Partnership is a Variable Interest Entity (VIE) under U.S. GAAP. The Company has determined that it is the primary beneficiary in the Groton Partnership for accounting purposes. The Company has considered the provisions within the financing-related agreements (including the limited liability company agreement for the Groton Partnership) which grant the Company power to manage and make decisions affecting the operations of the Groton Partnership. The Company considers the rights granted to East West Bank under the agreements to be more protective in nature than participatory. Therefore, the Company has determined under the power and benefits criterion of Accounting Standards Codification 810, Consolidations that it is the primary beneficiary of the Groton Partnership. As the primary beneficiary, the Company consolidates in its consolidated financial statements the financial position, results of operations and cash flows of the Groton Partnership, and all intercompany balances and transactions between the Company and the Groton Partnership are eliminated in the consolidated financial statements. The Company recognized East West Bank’s share of the net assets of the Groton Partnership, which is $3.0 million as of October 31, 2021, as a noncontrolling interest in mezzanine equity on its Consolidated Balance Sheet and will continue to do so until the conditional withdrawal period lapses upon commencement of operations. Upon commencement of operations of the related project asset, the Company expects to allocate profits and losses to the noncontrolling interest under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for allocating net income or loss to the noncontrolling interest when there is a complex structure, such as the partnership flip structure.

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

In addition to the standard product warranty, we have entered into service agreements with certain customers to provide monitoring, maintenance and repair services for fuel cell power platforms. Under the terms of these service agreements, the power platform must meet a minimum operating output during the term. If the minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair and/or replace the customer’s fuel cell module.

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

At the end of our service agreements, customers are expected to either renew the service agreement or, based on the Company’s rights to title of the module, the module will be returned to the Company as the platform is no longer being maintained.

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

Concentrations

We contract with a concentrated number of customers for the sale of our products, for service agreement contracts and for Advanced Technologies contracts. For the years ended October 31, 2021, 2020 and 2019, our top customers accounted for 79%, 80% and 77%, respectively, of our total annual consolidated revenue.

The percent of consolidated revenues from each customer for the years ended October 31, 2021, 2020 and 2019, respectively, are presented below.

	2021	2020	2019
ExxonMobil Research and Engineering Company (EMRE)	29%	32%	40%
Connecticut Light and Power	20%	17%	11%
Korea Southern Power Company (KOSPO)	12%	—%	—%
U.S. Department of Energy (DOE)	8%	9%	6%
UIL Holdings Corporation	5%	18%	1%
Pfizer, Inc.	5%	4%	6%
Dominion Bridgeport Fuel Cell, LLC (a)	—%	—%	13%
Total	79%	80%	77%
(a)	All of the outstanding membership interests in Dominion Bridgeport Fuel Cell, LLC were acquired by the Company on May 9, 2019. As a result of this acquisition, revenue is now (subsequent to the acquisition) recognized under the related PPA for electricity sales to Connecticut Light and Power.

Derivatives

We do not use derivatives for speculative or trading purposes. The Company has an interest rate swap that is adjusted to fair value on a quarterly basis. The fair value adjustment is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The fair value methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount which is equivalent to the outstanding principal amount of the loan. Refer to Note 14. “Debt and Financing Obligations” for further details.

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

Our Canadian subsidiary, FCE FuelCell Energy Ltd., is financially and operationally integrated and the functional currency is the U.S. dollar. We are also subject to foreign currency transaction gains and losses as certain transactions are denominated in foreign currencies. We recognized net foreign currency transaction gains (losses) of $(0.9) million, $0.2 million and $(0.1) million for the years ended October 31, 2021, 2020 and 2019, respectively. These amounts have been included in Other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Loss.

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

Note 2. Revenue Recognition

Contract Balances

Contract assets as of October 31, 2021 and 2020 were $20.5 million and $16.9 million, respectively. The contract assets relate to the Company’s rights to consideration for work completed but not billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. The net change in contract assets represents amounts recognized as revenue offset by customer billings.  For the years ended October 31, 2021 and 2020, a total of $5.2 million and $5.9 million, respectively, was transferred to accounts receivable from contract assets recognized at the beginning of the period.

Contract liabilities as of October 31, 2021 and 2020 were $36.7 million and $41.9 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to license performance obligations that will be recognized at a future point in time. The Company discontinued revenue recognition of the deferred license revenue related to the License Agreements in July 2020 given the then pending arbitrations. As of October 31, 2021 and 2020, $22.2 million related to the License Agreements is included within Long-term deferred revenue on the accompanying Consolidated Balance Sheets. As a result of the Settlement Agreement and the anticipated sale of modules to KFC under the Settlement Agreement (Refer to Note 24. “Subsequent Events” for additional details), the Company will evaluate the future revenue recognition of this deferred revenue in the first quarter of fiscal year 2022.

The net change in contract liabilities represents customer billings offset by revenue recognized.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of October 31, 2021, the Company’s total remaining performance obligations for service agreements was $125.9 million, for license agreements was $22.2 million and for Advanced Technologies contracts was $40.8 million. Service revenue in periods in which there are no module exchanges is expected to be relatively consistent from period to period, whereas module exchanges will result in an increase in revenue when replacements occur.

Note 3. Acquisition

On October 31, 2018, FuelCell Energy Finance, LLC (“FuelCell Finance”) entered into a membership interest purchase agreement (the “Bridgeport Power Purchase Agreement”) with Dominion Generation, Inc., as amended on January 15, 2019 and May 9, 2019, pursuant to which FuelCell Finance purchased (on May 9, 2019) all of the outstanding membership interests in Dominion Bridgeport Fuel Cell, LLC (which is now known as Bridgeport Fuel Cell, LLC) (“BFC”). BFC owns a 14.9 MW fuel cell park in Bridgeport, Connecticut (the “Bridgeport Fuel Cell Project”), which the Company originally developed and constructed and has been operating for Dominion Generation, Inc. under a service agreement since December 2013.

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

The acquisition was funded by loans from Fifth Third Bank, Liberty Bank and Connecticut Green Bank (refer to Note 14. “Debt and Financing Obligations” for more information). The balance of the financing for the acquisition was funded by the $15 million of restricted cash on hand that was tied to the Bridgeport Fuel Cell Project and released at closing.

ASC Topic 805, “Business Combinations” states that a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. As the acquisition did not meet the definition of a business combination under ASC 805, the Company accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. The Company determined the estimated fair values of net assets acquired using Level 3 inputs after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The acquisition of BFC also included a PPA with Connecticut Light and Power that has favorable terms relative to market, a land lease with the City of Bridgeport, and working capital. A pre-existing service agreement was determined to be priced similar to current market rates and no gain or loss was recorded. A total of $38.8 million of consideration was allocated to the fuel cell power platform installation, which is recorded in Project Assets, a total of $12.3 million of consideration was allocated to the PPA, which is recorded as an intangible asset, and the remaining consideration was allocated to the acquired working capital. The project asset and PPA intangible asset will be depreciated and amortized over their respective useful lives. Additionally, the land lease with the City of Bridgeport was not assigned any consideration due to its insignificant value.

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

Note 4. Tax Equity Financing

The Company closed on a tax equity financing transaction in August 2021 with East West Bank for the 7.4 MW Groton Project located on the U.S. Navy Submarine Base in Groton, CT, also known as the Submarine Force. East West Bank’s tax equity commitment totals $15 million.

This transaction was structured as a “partnership flip”, which is a structure commonly used by tax equity investors in the financing of renewable energy projects. Under this partnership flip structure, a partnership, in this case Groton Station Fuel Cell Holdco, LLC (the “Groton Partnership”) was organized to acquire from FuelCell Energy Finance II, LLC, a wholly-owned subsidiary of the Company, all outstanding equity interests in Groton Station Fuel Cell, LLC (the “Groton Project Company”) which in turn owns the Groton Project and is the party to the power purchase agreement and all project agreements. At the closing of the transaction, the Groton Partnership is owned by East West Bank, holding Class A Units, and Fuel Cell Energy Finance Holdco, LLC, a subsidiary of FuelCell Energy Finance, LLC, holding Class B Units.  The acquisition of the Groton Project Company by the Groton Partnership was funded in part by an initial draw from East West Bank and funds contributed downstream to the Groton Partnership by the Company. The initial closing occurred on August 4, 2021, upon the satisfaction of certain conditions precedent (including the receipt of an appraisal and confirmation that the Groton Project would be eligible for the investment tax credit under Section 48 of the Internal Revenue Code of 1986, as amended).  In connection with the initial closing, the Company was able to draw down $3.0 million, of which approximately $0.8 million was used to pay closing costs including appraisal fees, title insurance expenses and legal and consulting fees. The Company is eligible to draw the remaining amount of the commitment, approximately $12 million, once the Groton Project achieves commercial operation.  When such funds are drawn down, the funds will be distributed upstream to the Company, as a reimbursement of prior construction costs incurred by the Company. The Company recognized a loss of $30 thousand for the fiscal year ended October 31, 2021 which is attributable to the noncontrolling interest reflecting the 1% conditional withdrawal.

Under most partnership flip structures, tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, East West Bank will receive substantially all of the non-cash value attributable to the Groton Project, which includes accelerated depreciation and Section 48(a) investment tax credits; however, the Company will receive a majority of the cash distributions (based on the operating income of the Groton Project), which are paid quarterly. After East West Bank receives its contractual rate of return, the Company will receive approximately 95% of the cash and tax allocations. The

Company (through a separate wholly owned entity) may enter into a back leverage debt financing transaction and use the cash distributions from the Groton Partnership to service the debt.

Note 5. Accounts Receivable, Net and Unbilled Receivables

Accounts receivable, net and unbilled receivables as of October 31, 2021 and 2020 consisted of the following (in thousands):

	October 31,	October 31,
	2021	2020
Commercial Customers:
Amount billed	$13,854	$7,329
Unbilled receivables (1)	7,175	7,063
	21,029	14,392
Advanced Technologies (including U.S. government(2)):
Amount billed	876	2,234
Unbilled receivables	1,749	978
	2,625	3,212
Accounts receivable, net and unbilled receivables	$23,654	$17,604
(1)	Additional long-term unbilled receivables of $11.6 million and $8.9 million are included within “Other Assets” as of October 31, 2021 and 2020, respectively.
(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of October 31, 2021 and 2020 were $2.3 million and $1.1 million, respectively.

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

The Company had no allowance for doubtful accounts as of October 31, 2021 and 2020. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Note 6. Inventories

Inventories (short and long-term) as of October 31, 2021 and 2020 consisted of the following (in thousands):

	October 31,	October 31,
	2021	2020
Raw materials	$25,968	$21,726
Work-in-process (1)	45,692	38,231
Inventories	71,660	59,957
Inventories - short-term	(67,074)	(50,971)
Inventories - long-term (2)	$4,586	$8,986
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power platform orders or for use under the Company’s service agreements. Included in work-in-process as of October 31, 2021 and 2020 was $39.7 million and $19.6 million, respectively, of completed standard components and modules.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as replacement modules for a specific project asset.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for BOP. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

The Company incurred costs associated with excess plant capacity including unabsorbed overhead and manufacturing variances of $6.3 million and $8.4 million for the years ended October 31, 2021 and 2020, respectively, which were included within product cost of revenues on the Consolidated Statements of Operations and Comprehensive Loss.

Note 7. Project Assets

Project assets as of October 31, 2021 and 2020 consisted of the following (in thousands):

	October 31,	October 31,	Estimated
	2021	2020	Useful Life
Project Assets - Operating	$116,286	$99,351	5-20 years
Accumulated depreciation	(19,844)	(28,818)
Project Assets - Operating, net	96,442	70,533
Project Assets - Construction in progress	126,835	91,276	7-20 years
Project Assets, net	$223,277	$161,809

The estimated useful lives of these project assets are 20 years for BOP and site construction, and 4 to 7 years for modules. The Bridgeport Fuel Cell Project is being depreciated based on similar useful lives adjusted for time elapsed prior to the acquisition. Project assets as of October 31, 2021 and 2020 included nine and eight, respectively, completed, commissioned installations generating power with respect to which the Company has a PPA with the end-user of power and site host with a net aggregate value of $96.4 million and $70.5 million as of October 31, 2021 and 2020, respectively. Certain of these assets are the subject of sale-leaseback arrangements with PNC and Crestmark.

Project assets as of October 31, 2021 and 2020 also include installations with carrying values of $126.8 million and $91.3 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs or projects for which we expect to secure PPAs or otherwise recover the asset value and which have not yet been placed in service. Of this total, as of October 31, 2021 and 2020, approximately $0 million and $4.8 million, respectively, relates to projects for which we expect to secure long-term contracts and/or otherwise recover the asset value and which have not yet been placed in service.

In July 2020, the Company repurchased the equipment leased by the Company’s subsidiary, UCI Fuel Cell, LLC, from PNC for a purchase price of $8.8 million and terminated the lease agreement. Refer to Note 14. “Debt and Financing Obligations” for more information.

Fiscal Year 2021 Impairment Charges

In the fourth quarter of fiscal year 2021, the Company recorded project asset impairment charges for (i) the Triangle Street Project, (ii) the LIPA Brookhaven and Clare Rose Projects, and (iii) the Toyota Project, which are further described as follows:

i.	Impairment charge for the Triangle Street Project: In the fourth quarter of fiscal year 2021, based upon the carrying value of the components that can be removed and utilized to service similar project assets and due to the uncertainty as to whether the project asset will generate further cash flows, the Company recorded an impairment charge of $0.4 million. The remaining carrying value is $5.6 million.
ii.	Impairment charge for the LIPA Brookhaven and Clare Rose Projects: As previously reported, in July 2017, the Company was awarded three projects on Long Island, New York totaling 39.8 MW by the Long Island Power Authority (“LIPA”). In December 2018, the Company executed a power purchase agreement for one of the three awards (a 7.4 MW project in Yaphank, Long Island). The other two awards, for which there are no executed power purchase agreements (and which are referred to herein as the LIPA Brookhaven and Clare Rose Projects), had been progressing through the required interconnect process while the Company worked to find a commercial resolution and enter into such agreements with LIPA. Given the passage of time without a resolution, the Company has made a decision to no longer pursue the interconnection process and will no longer pursue development of the LIPA Brookhaven and Clare Rose Projects. As a result of this decision, in the fourth quarter of fiscal year 2021, the Company recorded a charge of $1.8 million to impair the carrying value of the development costs for these two projects.
iii.	Impairment charge for the Toyota Project: The Company is in the construction phase of this 2.3 MW project. It was determined in the fourth quarter of fiscal year 2021 that a potential source of renewable natural gas (“RNG”) at favorable pricing was no longer sufficiently probable and that market pricing for RNG has significantly increased resulting in the determination that the carrying value of the project asset is no longer recoverable. While the Company is pursuing alternative sources of RNG, a $2.8 million charge was recorded which represents the carrying value of the project asset less the carrying value of inventory components that could be redeployed for alternative use. Refer to Note 22. “Commitments and Contingencies” for more information regarding fuel risk exposure.

Fiscal Year 2020 Impairment Charges

In the fourth quarter of fiscal year 2020, the Company reviewed the Triangle Street Project and, as a result of output and revenue projections given then-current development plans, recorded an additional impairment charge of $2.4 million. The Triangle Street Project is used by the Company as a development platform for the Company’s advanced applications. Because we use the platform for development activities, generation revenue has been negatively impacted.

Fiscal Year 2019 Impairment Charges

During the year ended October 31, 2019, the Company recorded project asset impairment charges for (i) the Triangle Street Project and (ii) the Bolthouse Farms Project, which are further described as follows:

i.	Impairment charge for the Triangle Street Project: In the fourth quarter of fiscal year 2019, management determined that it would not be able to secure a PPA with terms acceptable to the Company for the Triangle Street Project. Therefore, it was management’s intention in fiscal year 2019 to operate the project under a merchant model for 5 years and use the project as a development platform for the Company’s advanced applications. The project sells power through the Connecticut grid under wholesale tariff rates and Renewable Energy Credits (RECs) to market participants. As a result of management’s decision to operate the project in this manner, an impairment charge of $14.4 million was recorded in the fourth quarter of fiscal year 2019. The amount of the impairment charge was determined by comparing the estimated discounted cash flows of the project and the expected residual value of the project to its carrying value.
ii.	Impairment charge for the Bolthouse Farms Project: In the fourth quarter of fiscal year 2019, an impairment charge for the Bolthouse Farms Project was recorded as management decided to pursue termination of the PPA given regulatory changes impacting the future cost profile for the Company and Bolthouse Farms. Since it was considered probable that the PPA would be terminated, a $3.1 million impairment charge was recorded, which reflects the difference between the carrying value of the asset and the value of the components that were expected to be redeployed to other projects. As of October 31, 2019, the PPA was terminated.

Impairment charges are recorded as cost of generation revenues in the Consolidated Statements of Operations and Comprehensive Loss.

Depreciation expense for project assets was $13.7 million, $12.9 million and $6.8 million for the years ended October 31, 2021, 2020 and 2019, respectively.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows. The proceeds received from the sale and subsequent leaseback of project assets are classified as “Cash flows from financing activities” within the Consolidated Statements of Cash Flows and are classified as a financing obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 14. “Debt and Financing Obligations” for more information).

Note 8. Property, Plant and Equipment

Property, plant and equipment as of October 31, 2021 and 2020 consisted of the following (in thousands):

			Estimated
	2021	2020	Useful Life
Land	$524	$524	—
Building and improvements	20,865	20,395	10‑26 years
Machinery, equipment and software	109,449	107,732	3‑8 years
Furniture and fixtures	4,325	4,319	10 years
Construction in progress	6,424	402	—
	141,587	133,372
Accumulated depreciation	(102,171)	(97,041)
Property, plant and equipment, net	$39,416	$36,331

During the year ended October 31, 2019, the Company recorded a $2.8 million impairment of construction in process assets related to automation equipment for use in manufacturing which was recorded in Cost of product sales in the Consolidated Statements of Operations and Comprehensive Loss. There were no impairments of property, plant and equipment for the years ended October 31, 2021 and October 31, 2020.

Depreciation expense for property, plant and equipment was $4.9 million, $5.1 million and $4.9 million for the years ended October 31, 2021, 2020 and 2019, respectively.

Note 9. Goodwill and Intangible Assets

As of October 31, 2021 and 2020, the Company had goodwill of $4.1 million and intangible assets of $18.7 million and $20.0 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems Inc. (“Versa”) and the 2019 Bridgeport Fuel Cell Project acquisition.

The Versa acquisition intangible asset represents indefinite-lived IPR&D for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. The Company completed its annual impairment analysis of goodwill and IPR&D assets as of July 31, 2021. The Company performed a qualitative analysis for fiscal year 2021 and determined that there was no impairment of goodwill or the indefinite-lived intangible asset.

Amortization expense for the Bridgeport Fuel Cell Project-related intangible asset for the years ended October 31, 2021, 2020 and 2019 was $1.3 million, $1.3 million and $0.6 million, respectively.

The following tables summarize the Company’s intangible assets as of October 31, 2021 and 2020 (in thousands):

As of October 31, 2021	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$—	$9,592
Bridgeport PPA	12,320	(3,242)	9,078
Total	$21,912	$(3,242)	$18,670

As of October 31, 2020	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$—	$9,592
Bridgeport PPA	12,320	(1,945)	10,375
Total	$21,912	$(1,945)	$19,967

Amortization expense is recorded on a straight-line basis and future amortization expense will be $1.3 million per year until the Bridgeport PPA is fully amortized.

Note 10. Other Current Assets

Other current assets as of October 31, 2021 and 2020 consisted of the following (in thousands):

	October 31,	October 31,
	2021	2020
Advance payments to vendors (1)	$4,005	$1,954
Prepaid expenses and other (2)	5,172	4,352
Other current assets	$9,177	$6,306
(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)	Primarily relates to other prepaid vendor expenses including insurance expense.

Note 11. Other Assets

Other assets as of October 31, 2021 and 2020 consisted of the following (in thousands):

	October 31,	October 31,
	2021	2020
Long-term stack residual value (1)	$263	$890
Long-term unbilled receivables (2)	11,581	8,856
Other (3)	5,154	5,593
Other assets	$16,998	$15,339
(1)	Relates to estimated residual value for module exchanges performed under the Company’s service agreements where the useful life extends beyond the contractual term of the service agreement and the Company obtains title for the module from the customer upon expiration or non-renewal of the service agreement. If the Company does not obtain rights to title from the customer, the full cost of the module is expensed at the time of the module exchange.
(2)	Represents unbilled receivables that relate to revenue recognized on customer contracts that will be billed in future periods in excess of 12 months from the balance sheet date.
(3)	The Company entered into an agreement with one of its customers on June 29, 2016 which includes payments for the purchase of the customer’s power platforms by the Company at the end of the term of the agreement. The fee is payable in installments over the term of the agreement and the total paid as of October 31, 2021 and 2020 was $2.2 million. Also included within “Other” are long-term security deposits and prepaid withholding taxes on deferred revenue as of October 31, 2021 and 2020.

Note 12. Accrued Liabilities

Accrued liabilities as of October 31, 2021 and 2020 consisted of the following (in thousands):

	October 31,	October 31,
	2021	2020
Accrued payroll and employee benefits	$2,544	$4,461
Accrued product warranty cost (1)	72	97
Accrued service agreement and PPA costs (2)	9,112	7,037
Accrued legal, taxes, professional and other	4,371	4,086
Accrued liabilities	$16,099	$15,681
(1)	The decrease in accrued product warranty cost represents a reduction related to actual warranty activity as contracts progress through the warranty period. Product warranty expense for the years ended October 31, 2021 and 2020 was $0.03 million and $0.1 million, respectively.
(2)	Accrued service agreement costs represent loss accruals on service contracts of $6.5 million as of October 31, 2021, which increased from $5.5 million as of October 31, 2020. The increase is the result of a change in estimates regarding timing of future module exchanges. The accruals for performance guarantees on service agreements and PPAs increased from $1.4 million as of October 31, 2020 to $2.5 million as of October 31, 2021.

Note 13. Leases

The Company adopted ASC 842 and its related amendments (collectively, the “Standard”) effective November 1, 2019 and elected the modified retrospective approach in which results and disclosures for periods before November 1, 2019 were not adjusted for the new standard and the cumulative effect of the change in accounting, if applicable, is recognized through accumulated deficit at the date of adoption.

The Standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the Consolidated Balance Sheets for all leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations.

The Standard provides entities with several practical expedient elections. Among them, the Company elected the package of practical expedients that permits the Company to not reassess prior conclusions related to its leasing arrangements, lease classifications and initial direct costs. In addition, the Company has elected the practical expedients to not separate lease and non-lease components, to use hindsight in determining the lease terms and impairment of ROU assets, and to not apply the Standard’s recognition requirements to short-term leases with a term of 12 months or less.

The adoption of the Standard did not have a material effect on the Company’s Consolidated Statements of Operations and Comprehensive Loss or Consolidated Statement of Cash Flows. Upon adoption, the Company recorded a $10.3 million operating lease ROU asset and a $10.1 million operating lease liability. The adoption of the New Lease Accounting Standard had no impact on accumulated deficit.

The Company enters into operating and finance lease agreements for the use of real estate, vehicles, information technology equipment, and certain other equipment. We determine if an arrangement contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The impacts of accounting for operating leases are included in Operating lease right-of-use assets, Operating lease liabilities, and Long-term operating lease liabilities in the Company’s Consolidated Balance Sheets. Finance leases are not considered significant to the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. Finance lease ROU assets at October 31, 2021 and 2020 of $0.1 million and $0.04 million, respectively, are included in Property, plant and equipment, net in the Company’s Consolidated Balance Sheets. Finance lease liabilities at October 31, 2021 and 2020 of $0.1 million and $0.04 million, respectively, are included in Current portion of long-term debt and Long-term debt and other liabilities in the Company’s Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company’s obligation to make lease payments arising from the lease over the lease term at the commencement date of the lease (or November 1, 2019 for leases existing upon the adoption of ASC 842). As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate based on the information available at the date of adoption in determining the present value of lease payments and used the implicit rate when readily determinable. The Company determined incremental borrowing rates through market sources for secured borrowings including relevant industry rates. The Company’s operating lease ROU assets also include any lease pre-payments and exclude lease incentives. Certain of the Company’s leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from lease ROU assets and lease liabilities to the extent not considered in-substance fixed, and instead, expenses variable payments as incurred. Variable lease expense and lease expense for short term contracts are not material components of lease expense. The Company’s leases generally have remaining lease terms of 1 to 26 years, some of which include options to extend leases. The exercise of lease renewal options is at the Company’s sole discretion and the Company’s lease ROU assets and liabilities reflect only the options the Company is reasonably certain that it will exercise. We do not have leases with residual value guarantees or similar covenants.

Operating lease costs for the years ended October 31, 2021 and 2020 was $1.5 million. As of October 31, 2021, the weighted average remaining lease term (in years) was approximately 20 years and the weighted average discount rate was 8.15%. Lease payments made during the years ended October 31, 2021 and 2020 totaled $1.2 million and $1.0 million, respectively.

Rent expense for operating leases of computer and office equipment and the manufacturing facilities in Torrington and Danbury, Connecticut under previous accounting guidance for leases was $1.0 million for the year ended October 31, 2019.

As of October 31, 2021, undiscounted maturities of operating lease and finance lease liabilities are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$1,528	$54
2022	1,179	49
2023	867	12
2024	795	—
2025	767	—
Thereafter	14,194	—
Total undiscounted lease payments	19,330	115
Less imputed interest	(10,205)	(13)
Total discounted lease payments	$9,125	$102

San Bernardino Fuel Cell, LLC Sale-Leaseback Transaction

On August 25, 2021, an indirect wholly-owned subsidiary of the Company, San Bernardino Fuel Cell, LLC (“SBFC”), entered into a Purchase and Sale Agreement (the “San Bernardino Purchase Agreement”) and an Equipment Lease Agreement (the “San Bernardino Lease”) with Crestmark Equipment Finance (“Crestmark”). Under these agreements, SBFC sold the 1.4 MW biogas fueled fuel cell power plant (the “San Bernardino Plant”) located at the San Bernardino wastewater treatment plant in San Bernardino, California to Crestmark for a purchase price of $10.2 million and then leased the San Bernardino Plant back from Crestmark. SBFC sells the power produced by the San Bernardino Plant to a third party under a twenty-year PPA (the “San Bernardino PPA”).

The San Bernardino Lease has an initial term of ten years but may be extended at the option of SBFC. An initial rental down payment and one quarter’s rent totaling $2.2 million was paid using the proceeds from the sale of the San Bernardino Plant. Lease payments are expected to be funded with proceeds from the sale of power under the San Bernardino PPA on a quarterly basis. As a result of the sale-leaseback transaction, the remaining lease payments due over the term of the San Bernardino Lease were approximately $5.3 million immediately following the transaction and as of October 31, 2021.

Reserves covering debt service and future module replacement totaling $2.5 million were also deducted from the proceeds from the sale of the San Bernardino Plant and will be classified as restricted cash of the Company until such time as it meets its performance obligations (such as servicing the San Bernardino Plant and providing module exchanges) under the Long Term Service Agreement for the San Bernardino Plant. The Company’s net unrestricted cash proceeds from the transaction totaled approximately $5.3 million, which is the purchase price less the initial rent payments, debt and module reserves, and taxes and transaction fees.

In addition, SBFC and Crestmark entered into an Assignment Agreement on August 25, 2021 (the “San Bernardino Assignment Agreement”) and FuelCell Finance (a wholly-owned subsidiary of the Company and the direct parent of SBFC) and Crestmark entered into a Pledge Agreement on August 25, 2021 (the “San Bernardino Pledge Agreement”) pursuant to which agreements collateral was provided to Crestmark to secure SBFC’s obligations under the San Bernardino Lease which includes a security interest in (i) certain agreements relating to the sale-leaseback transaction, (ii) the revenues with respect to the San Bernardino Plant, (iii) a cash module replacement reserve for the San Bernardino Plant, and (iv) FuelCell Finance’s equity interest in SBFC. SBFC and the Company also entered into a Technology License and Access Agreement with Crestmark on August 25, 2021, which provides Crestmark with certain intellectual property license rights to have access to the Company’s proprietary fuel cell technology, but only for the purpose of maintaining and servicing the San Bernardino Plant in certain circumstances in which the Company is not satisfying its obligations under its service agreement with regard to the maintenance and servicing of the San Bernardino Plant.

Pursuant to the San Bernardino Lease, SBFC has an obligation to indemnify Crestmark for the amount of any actual reduction in the U.S. investment tax credit (“ITC”) anticipated to be realized by Crestmark in connection with this sale-leaseback transaction. Such obligation would arise as a result of reductions to the value of the underlying fuel cell project as assessed by the U.S. Internal Revenue Service (“IRS”). The Company does not believe that any such obligation is probable based on the facts known as of October 31, 2021. The maximum potential future payments that SBFC could be required to make as a result of this obligation would depend on the difference between the fair value of the fuel cell project sold or financed and the value the IRS would determine as the fair value of the project for purposes of claiming the ITC.

The value of the ITC in the sale-leaseback agreements is based on guidelines provided by regulations from the IRS. The Company and Crestmark used a fair value determined with the assistance of an independent third-party appraisal.

The San Bernardino Purchase Agreement and the San Bernardino Lease contain representations and warranties, affirmative and negative covenants, and events of default that entitle Crestmark to cause SBFC’s indebtedness under the San Bernardino Lease to become immediately due and payable.

Pursuant to a Guaranty Agreement executed on August 25, 2021 by the Company for the benefit of Crestmark (the “San Bernardino Guaranty”), the Company has guaranteed the payment and performance of SBFC’s obligations under the San Bernardino Lease.

Central CA Fuel Cell 2, LLC Sale-Leaseback Transaction

On February 11, 2020, an indirect wholly-owned subsidiary of the Company, Central CA Fuel Cell 2, LLC (“CCFC2”), entered into a Purchase and Sale Agreement (the “Tulare Purchase Agreement”) and an Equipment Lease Agreement (the “Tulare Lease”) with Crestmark. Under these agreements, CCFC2 sold the 2.8 MW biogas fueled fuel cell power plant (the “Tulare Plant”) located at the Tulare wastewater treatment plant in Tulare, California to Crestmark for a purchase price of $14.4 million and then leased the Tulare Plant back from Crestmark. CCFC2 sells the power produced by the Tulare Plant to a third party under a twenty-year PPA (the “Tulare PPA”). The Tulare Lease includes an end of term option for CCFC2 to repurchase the transferred assets. The repurchase clause precluded sale accounting since there are no alternative assets substantially the same as the transferred assets readily available in the marketplace. As such, the transaction is a failed sale-leaseback transaction that is accounted for as a financing transaction.

The Tulare Lease has an initial term of ten years but may be extended at the option of CCFC2. An initial rental down payment and one month’s rent totaling $2.9 million was paid using the proceeds from the sale of the Tulare Plant. Lease payments are due on a monthly basis in the amount of $0.1 million. Lease payments are expected to be funded with proceeds from the sale of power under the Tulare PPA. As a result of the sale-leaseback transaction, the remaining lease payments due over the term of the Tulare Lease were approximately $9.3 million immediately following the transaction and $7.7 million and $8.6 million as of October 31, 2021 and 2020, respectively.

CCFC2 and Crestmark entered into an Assignment Agreement on February 11, 2020 (the “Tulare Assignment Agreement”) and FuelCell Finance, a wholly-owned subsidiary of the Company and the direct parent of CCFC2, and Crestmark entered into a Pledge Agreement on February 11, 2020 (the “Tulare Pledge Agreement”) pursuant to which agreements collateral was provided to Crestmark to secure CCFC2’s obligations under the Tulare Lease which includes a security interest in (i) certain agreements relating to the sale-leaseback transaction, (ii) the revenues with respect to the Tulare Plant, (iii) two fuel cell replacement modules for the Tulare Plant, and (iv) FuelCell Finance’s equity interest in CCFC2. CCFC2 and the Company also entered into a Technology License and Access Agreement with Crestmark on February 11, 2020, which provides Crestmark with certain intellectual property license rights to have access to the Company’s proprietary fuel cell technology, but only for the purpose of maintaining and servicing the Tulare Plant in certain circumstances where the Company is not satisfying its obligations under its service agreement with regard to the maintenance and servicing of the Tulare Plant.

Pursuant to the Tulare Lease, CCFC2 has an obligation to indemnify Crestmark for the amount of any actual reduction in the U.S. Investment Tax Credit anticipated to be realized by Crestmark in connection with the foregoing sale-leaseback transaction. Such obligations would arise as a result of reductions to the value of the underlying fuel cell project as assessed by the IRS. The Company does not believe that any such obligation is probable based on the facts known as of October 31, 2021. The maximum potential future payments that CCFC2 could have to make under these obligations would depend on the difference between the fair values of the fuel cell project sold or financed and the values the IRS would determine as the fair value for the system for purposes of claiming the Investment Tax Credit. The value of the Investment Tax Credit in the sale-leaseback agreements is based on guidelines provided by regulations from the IRS. The Company and Crestmark used fair values determined with the assistance of an independent third-party appraisal.

The Tulare Purchase Agreement and the Tulare Lease contain representations and warranties, affirmative and negative covenants, and events of default that entitle Crestmark to cause CCFC2’s indebtedness under the Tulare Lease to become immediately due and payable.

Pursuant to a Guaranty Agreement executed on February 11, 2020 by the Company for the benefit of Crestmark (the “Tulare Guaranty”), the Company has guaranteed the payment and performance of CCFC2’s obligations under the Tulare Lease.

Note 14. Debt and Financing Obligations

Debt as of October 31, 2021 and 2020 consisted of the following (in thousands):

	October 31,	October 31,
	2021	2020
Orion Energy Partners Credit Facility	$—	$80,000
Connecticut Green Bank Loan	4,800	4,800
Connecticut Green Bank Loan (Bridgeport Fuel Cell Project)	4,318	5,065
Liberty Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	7,465	9,549
Fifth Third Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	7,465	9,549
Finance obligation for sale-leaseback transactions	56,492	49,274
State of Connecticut Loan	8,622	9,454
Liberty Bank Promissory Note (PPP Note)	—	6,515
Finance lease obligations	102	38
Deferred finance costs	(1,556)	(3,737)
Unamortized debt discount	—	(5,152)
Total debt and financing obligations	$87,708	$165,355
Current portion of long-term debt and financing obligations	(10,085)	(21,366)
Long-term debt and financing obligations	$77,623	$143,989

Aggregate annual principal payments under our loan agreements and finance lease obligations for the years subsequent to October 31, 2021 are as follows (in thousands):

Year 1	$10,489
Year 2	10,275
Year 3	10,352
Year 4	8,678
Year 5	4,988
Thereafter (1)	9,677
$54,459
(1)	The annual principal payments included above only include sale-leaseback payments whereas the difference between debt outstanding as of October 31, 2021 and the annual principal payments represent accreted interest and amounts included in the finance obligation that exceed required principal payments.

Orion Energy Partners Investment Agent, LLC Credit Agreement

On October 31, 2019, the Company and certain of its affiliates as guarantors entered into a Credit Agreement (as amended from time to time, the “Orion Credit Agreement”) with Orion Energy Partners Investment Agent, LLC, as Administrative Agent and Collateral Agent (the “Orion Agent”), and certain lenders affiliated with the Orion Agent for a $200.0 million senior secured credit facility (the “Orion Facility”), structured as a delayed draw term loan to be provided by the lenders primarily to fund certain of the Company’s construction and related costs for fuel cell projects meeting the requirements of the Orion Facility. Under the Orion Credit Agreement, each lender funded its commitments less 2.50% of the aggregate principal amount of the loans funded by such lender (the “Loan Discount”).

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

The issuance of the Initial Funding Warrants and recognition of the Second Funding Warrants resulted in $3.9 million being recorded as a liability as of October 31, 2019 with the offset recorded as a debt discount. Refer to Note 15. “Stockholders’ Equity and Warrant Liabilities” for additional information regarding the Initial Funding Warrants and Second Funding Warrants, including the accounting, terms and conversions during the years ended October 31, 2021 and 2020.

During the year ended October 31, 2020, the Orion Credit Agreement was amended on five occasions including (a) to establish a debt reserve of $5.0 million to be released upon the occurrence of certain events and require the Company to enter into or modify certain commercial agreements in conjunction with the Second Funding, (b) to require the Company to make certain payment and funding commitments related to the Series 1 Preferred Shares in order to obtain consent from the lenders under the Orion Credit Agreement for modification of the terms of the Series 1 Preferred Shares, (c) to require the Company to pledge additional assets and to restrict the use of, or require the use in a specified manner of, the cash received from the Crestmark sale-leaseback transaction in order obtain consent from the lenders under the Orion Credit Agreement for the Crestmark sale-leaseback transaction, (d) to permit the release of a portion of restricted cash in exchange for additional collateral and performance commitments, and (e) to add additional covenants and security in conjunction with the establishment of a short-term secondary facility loan commitment of $35.0 million that expired unused. Upon entering into the secondary facility loan commitment, the Company owed the lenders under the Orion Credit Agreement an option premium of $1.0 million. The Company paid the $1.0 million option premium during the year ended October 31, 2020 and recorded the amount as interest expense.

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

The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank until the loans are repaid in full. The Green Bank Amendment further provides that any unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Station Fuel Cell, LLC (“Groton Fuel Cell”) to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required to prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance under the original Green Bank Loan Agreement and the December 2019 Loan as of October 31, 2021 was $4.8 million.

Bridgeport Fuel Cell Project Loans

On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor. As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84-month period ending in May 2026. The Subordinated Credit Agreement contains a debt coverage ratio which is required to be maintained and may not be less than 1.10 as of the end of each fiscal quarter, beginning with the quarter ended July 31, 2020. The balance under the Subordinated Credit Agreement as of October 31, 2021 was $4.3 million.

On May 9, 2019, in connection with the closing of the purchase of the Bridgeport Fuel Cell Project, BFC  entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third Bank as co-lead arranger and interest rate swap hedger (the “BFC Credit Agreement”), whereby (i) Fifth Third Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition; and (ii) Liberty Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition. As security for the BFC Credit Agreement, Liberty Bank and Fifth Third Bank were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain fuel cell modules that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii) FuelCell Finance’s (a wholly-owned subsidiary of the Company and the direct parent of BFC) ownership interest in BFC. The maturity date under the BFC Credit Agreement is May 9, 2025. Monthly principal and interest are to be paid in arrears in an amount sufficient to fully amortize the term loan over a 72-month period. BFC has the right to make additional principal payments or pay the balance due under the BFC Credit Agreement in full, provided that it pays any associated breakage fees with regard to the interest rate swap agreements fixing the interest rate. The interest rate under the BFC Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points.

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loans. The fair value adjustments for the years ended October 31, 2021, 2020 and 2019 resulted in a $0.5 million gain, a $0.3 million gain and a $0.6 million charge, respectively. The fair value of the interest rate swap liability as of October 31, 2021 and 2020 was $0.5 million and $0.9 million, respectively.

The BFC Credit Agreement requires BFC to maintain a debt service reserve. Each of Liberty Bank and Fifth Third Bank also has an operation and module replacement reserve (“O&M Reserve”) under the BFC Credit Agreement. BFC is required to deposit $0.1 million per month into each O&M Reserve for the first five years of the BFC Credit Agreement, with such funds to be released at the sole discretion of Liberty Bank and Fifth Third Bank, as applicable. BFC is also required to maintain excess cash flow reserve accounts at each of Liberty Bank and Fifth Third Bank. Excess cash flow consists of cash generated by BFC from the Bridgeport Fuel Cell Project after payment of all expenses (including after payment of intercompany service fees to the Company), debt service to Liberty Bank and Fifth Third Bank, the funding of all required reserves, and payments to Connecticut Green Bank for the subordinated facility. BFC is also required to maintain a debt service coverage ratio of not less than 1.20, measured for the trailing year based on fiscal quarters beginning with the quarter ended July 31, 2020. The Company has certain quarterly and annual financial reporting requirements under the BFC Credit Agreement. The annual financial statements to be provided pursuant to such requirements are to be audited and accompanied by a report of an independent certified public accountant, which report shall not include a “going concern” matter of emphasis or any qualification as to the scope of such audit.

Finance obligations for sale leaseback agreements

Several of the Company’s project subsidiaries previously entered into sale-leaseback agreements with PNC for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power, and CCFC2 and SBFC entered into sale-leaseback transactions with Crestmark on February 11, 2020 and August 25, 2021, respectively (refer to Note. 13. “Leases” for additional information). The Company did not recognize as revenue any of the proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as financing obligations. The outstanding financing obligation balance as of October 31, 2021 was $56.5 million as compared to $49.3 million as of October 31, 2020. This change reflects the recording of the finance obligation with Crestmark for the San Bernardino Plant sale leaseback transaction and the recognition of interest expense, offset by lease payments. The outstanding financing obligation for the remaining leases includes $34.8 million in excess of future required payments, not including amounts for the potential repurchase price of the project assets which is based on fair value. The sale-leaseback arrangements with PNC allow the

Company to repurchase the project assets at fair market value and the sale-leaseback arrangements with Crestmark include a purchase right for the greater of fair market value or 31% of the purchase price.

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

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extended the Target Date to October 31, 2022 and amended the Employment Obligation to require the Company to continuously maintain a minimum of 538 full-time positions for 24 consecutive months. If the Company meets the Employment Obligation, as modified by the Second Amendment, and creates an additional 91 full-time positions, the Company may receive a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan. However, based on the Company’s current headcount and plans for fiscal year 2022 and beyond, it will not meet this requirement or receive this credit. A job audit will be performed within 90 days of the Target Date. If the Company does not meet the Employment Obligation, then an accelerated payment penalty will be assessed at a rate of $18,587.36 multiplied by the number of employees below the number of employees required by the Employment Obligation. Such penalty is immediately payable and will be applied first to accelerate the payment of any outstanding fees or interest due and then to accelerate the payment of outstanding principal.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Liberty Bank Promissory Note

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note, dated April 16, 2020 (the “PPP Note”), evidencing a loan to the Company from Liberty Bank, under the CARES Act, administered by the Small Business Administration (“SBA”). Pursuant to the PPP Note, the Company received total proceeds of approximately $6.5 million on April 24, 2020 (the “PPP Loan”).

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

Deferred Finance Costs

As of October 31, 2021, deferred finance costs relate primarily to sale-leaseback transactions entered into with PNC and Crestmark, which are being amortized over the 10-year terms of the lease agreements and payments under the loans obtained to purchase the membership interests in BFC, which are being amortized over the 8-year term of the loans.

Note 15. Stockholders’ Equity and Warrant Liabilities

Increase in Authorized Shares

The Company obtained stockholder approval on April 8, 2021 at the Annual Meeting of Stockholders to increase the number of shares of common stock the Company is authorized to issue under the Company’s Certificate of Incorporation, as amended. The Company’s stockholders approved a 162.5 million increase in the number of authorized shares of common stock. Accordingly, on April 8, 2021, the Company filed a Certificate of Amendment of the Certificate of Incorporation of the Company with the Delaware Secretary of State increasing the total number of authorized shares of common stock from 337.5 million shares to 500.0 million shares.

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

At Market-Issuance Sales Agreements

Open Market Sale Agreement

On June 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC and Barclays Capital Inc. (the “Agents”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $500 million. Pursuant to the Open Market Sale Agreement, the Company paid the Agent making each sale a commission equal to 2.0% of the aggregate gross proceeds it received from such sale by such Agent of shares under the Open Market Sale Agreement. From the date of the Open Market Sale Agreement through October 31, 2021, approximately 44.1 million shares were sold under the Open Market Sale Agreement at an average sales price of $8.56 per share, resulting in gross proceeds of $377.2 million, before deducting expenses and sales commissions. Net proceeds to the Company totaled approximately $369.7 million after deducting commissions and offering expenses totaling approximately $7.5 million.

As of October 31, 2021, the remaining availability under the Open Market Sale Agreement totaled $122.8 million.

2020 Open Market Sale Agreement

On June 16, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), with respect to an at the market offering program under which the Company could offer and sell up to $75 million of shares of its common stock from time to time. Pursuant to this Open Market Sale Agreement, the Company paid Jefferies a commission equal to 3.0% of the aggregate gross proceeds it received from each sale of shares under this Open Market Sale Agreement. From the date of this Open Market Sale Agreement through October 31, 2020, 28.3 million shares were sold under this Open Market Sale Agreement at an average sales price of $2.55 per share, resulting in gross proceeds of $72.3 million, before deducting expenses and sales commissions. Commissions of $2.2 million were paid to Jefferies in connection with these sales, resulting in net proceeds to the Company of approximately $70.1 million. No sales of common stock have been made under  this Open Market Sale Agreement since October 31, 2020, and, as the parties mutually agreed to terminate this Open Market Sale Agreement as of June 11, 2021, no additional sales of common stock will be made under this Open Market Sale Agreement in the future.

2019 At Market Issuance Sales Agreement

On October 4, 2019, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at-the-market equity program under which the Company could offer and sell up to 38.0 million shares of its common stock through B. Riley FBR. However, to ensure that the Company had sufficient shares available for reservation and issuance upon exercise of all of the warrants to be issued to the lenders under the Orion Facility (as discussed in further detail below), the Company, effective as of October 31, 2019, reduced the number of shares reserved for future issuance and sale under the Sales Agreement from 27.9 million shares to 7.9 million shares (thus allowing for total aggregate issuances of up to 18.0 million shares under the Sales Agreement) and reserved 20.0 million shares for issuance upon exercise of the warrants by the lenders under the Orion Facility. Under the Sales Agreement, B. Riley FBR was entitled to a commission in an amount equal to 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

Public Offerings and Outstanding Warrants

December Common Stock Offering

In December of 2020, the Company and Orion Energy Credit Opportunities Fund II, L.P., Orion Energy Credit Opportunities Fund II GPFA, L.P., Orion Energy Credit Opportunities Fund II PV, L.P., and Orion Energy Credit Opportunities FuelCell Co-Invest, L.P. (the lenders under the Orion Credit Agreement) (the “Selling Stockholders”) completed a public offering of the Company’s common stock. In connection with this public offering, the Company and the Selling Stockholders entered into an underwriting agreement pursuant to which (i) the Company agreed to issue and sell to the underwriters 19,822,219 shares of the Company’s common stock, plus up to 5,177,781 shares of common stock pursuant to an option to purchase additional shares, and (ii) the Selling Stockholders agreed to sell to the underwriters 14,696,320 shares of common stock, in each case at a price to the public of $6.50 per share. The underwriters exercised their option to purchase additional shares, resulting in the issuance and sale by the Company at the closing of the offering of a total of 25,000,000 shares of common stock. The offering closed on December 4, 2020.

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

May 2017 Public Offering and Related Warrants

On May 3, 2017, the Company completed an underwritten public offering that included the offering and sale of Series C warrants to purchase 1,000,000 shares of its common stock.

The Series C warrants have an exercise price of $19.20 per share and a term of five years. During the year ended October 31, 2021, Series C warrants were exercised to purchase a total of 14,026 shares of the Company’s common stock, resulting in cash proceeds to the Company of $0.3 million during fiscal year 2021. No Series C warrants were exercised during the fiscal years ended October 31, 2020 or 2019. The Series C warrants contain provisions regarding adjustments to their exercise price and the number of shares of common stock issuable upon exercise.

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

Outstanding Warrants

The following table outlines the warrant activity during the fiscal years ended October 31, 2021 and October 31, 2020:

	Series C	Orion
	Warrants	Warrants
Balance as of October 31, 2019	964,128	6,000,000
Warrants issued	—	14,000,000
Warrants exchanged	—	(17,300,000)
Balance as of October 31, 2020	964,128	2,700,000
Warrants issued	—	—
Warrants exercised	(14,026)	(2,700,000)
Balance as of October 31, 2021	950,102	—

Note 16. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (referred to herein as Series B Preferred Stock) in March 2005. Pursuant to our Certificate of Incorporation, as amended, our undesignated shares of preferred stock now include all of our shares of preferred stock that were previously designated as Series C Convertible Preferred Stock (“Series C Preferred Stock”) and Series D Convertible Preferred Stock (“Series D Preferred Stock”), as all such shares have been retired and therefore have the status of authorized and unissued shares of preferred stock undesignated as to series. In addition to the above, a subsidiary of the Company had authorized and issued preferred stock as of October 31, 2021, as described below.

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

Series C Preferred Stock

During the fiscal year ended October 31, 2017, the Company issued 33,500 shares of Series C Preferred Stock (the “Series C Preferred Shares”) for net proceeds of $27.9 million.

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

In order to resolve different interpretations of the provisions of the Series C Certificate of Designations that governed adjustments to the conversion price in connection with sales of common stock under the Company’s at-the-market stock sales plan below the initial conversion price of $22.08 and whether such sales constituted sales of variable priced securities under the Series C Certificate of Designations, the Company’s Board of Directors agreed to reduce the conversion price of the Series C Preferred Shares from $22.08 to $18.00 effective August 27, 2018 in exchange for a waiver of certain anti-dilution and price adjustment rights under the Series C Certificate of Designations for future at-the-market sales of common stock. The conversion price of the Series C Preferred Shares was adjusted again on December 3, 2018 to $6.96, on December 17, 2018 to $6.00 and on January 2, 2019 to $5.16. During the period from February 1, 2019 to May 23, 2019, the conversion price was further adjusted to prices ranging from $4.45 to $1.27, the conversion price as of the last conversion, which occurred on May 23, 2019. Conversions occurring during the fiscal year ended October 31, 2019 resulted in a variable number of shares being issued to settle the conversion amounts and were treated as a partial redemption of the Series C Preferred Shares. Conversions during the year ended October 31, 2019 that were settled in a variable number of shares and treated as partial redemptions resulted in deemed contributions of $1.5 million. The deemed contributions represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series C Preferred Shares. Additionally, as discussed in more detail above, the net loss attributable to common stockholders for the fiscal year ended October 31, 2019 was impacted by a $0.5 million decrease in the loss resulting from accounting for the Waiver Agreement in February 2019, which was recorded during the three months ended April 30, 2019. The net loss attributable to common stockholders for the year ended October 31, 2019 also includes the $8.6 million redemption value adjustment recorded during the three months ended January 31, 2019.

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

Redeemable Series B Preferred Stock

The Company has designated 105,875 shares of its authorized preferred stock as Series B Preferred Stock (liquidation preference $1,000.00 per share). As of October 31, 2021 and 2020, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. The shares of Series B Preferred Stock and the shares of common stock issuable upon conversion of the shares of Series B Preferred Stock are covered by a registration rights agreement. The following is a summary of certain provisions of the Series B Preferred Stock.

Ranking. Shares of the Company’s Series B Preferred Stock rank with respect to dividend rights and rights upon the Company’s liquidation, winding up or dissolution:

●	senior to shares of the Company’s common stock;
●	junior to the Company’s debt obligations; and
●	effectively junior to the Company’s subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.

Dividends. The Series B Preferred Stock pays cumulative annual dividends of $50.00 per share, which are payable quarterly in arrears on February 15, May 15, August 15, and November 15. Dividends accumulate and are cumulative from the date of original issuance. Unpaid accumulated dividends do not bear interest.

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

The dividend on the Series B Preferred Stock may be paid in cash or, at the option of the holder, in shares of the Company’s common stock. Dividends of $3.2 million and $4.8 million were paid in cash during the fiscal years ended October 31, 2021 and 2020, respectively, and dividends of $1.6 million were paid in cash during the fiscal year ended October 31, 2019. Cumulative declared and unpaid dividends as of October 31, 2021 and 2020 were $0.8 million.

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

Liquidation. The holders of Series B Preferred Stock are entitled to receive, in the event that the Company is liquidated, dissolved or wound up, whether voluntarily or involuntarily, $1,000.00 per share plus all accumulated and unpaid dividends up to but excluding the date of such liquidation, dissolution, or winding up (the “Liquidation Preference”). Until the holders of Series B Preferred Stock receive the Liquidation Preference with respect to their shares of Series B Preferred Stock in full, no payment will be made on any junior shares, including shares of the Company’s common stock. After the Liquidation Preference is paid in full, holders of the Series B Preferred Stock will not be entitled to receive any further distribution of the Company’s assets. As of October 31, 2021 and 2020, the issued and outstanding shares of Series B Preferred Stock had an aggregate Liquidation Preference of $64.0 million.

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

The Company may, at its option, cause shares of Series B Preferred Stock to be automatically converted into that number of shares of its common stock that are issuable at the then-prevailing conversion rate. The Company may exercise its conversion right only if the closing price of its common stock exceeds 150% of the then-prevailing conversion price ($1,692.00 per share as of October 31, 2021) for 20 trading days during any consecutive 30 trading day period, as described in the Series B Certificate of Designation.

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

Redemption. The Company does not have the option to redeem the Series B Preferred Stock. However, holders of the Series B Preferred Stock can require the Company to redeem all or a portion of their shares of Series B Preferred Stock at a redemption price equal to the Liquidation Preference of the shares to be redeemed in the case of a “fundamental change” (as further described in the Series B Certificate of Designation). A fundamental change will be deemed to have occurred if any of the following occurs:

●	any “person” or “group” is or becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of all classes of the Company’s capital stock then outstanding and normally entitled to vote in the election of directors;
●	during any period of two consecutive years, individuals who at the beginning of such period constituted the board of directors of the Company (together with any new directors whose election to the Company’s board of directors or whose nomination for election by the stockholders was approved by a vote of 66 2/3% of the Company’s directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the directors of the Company then in office;

●	the termination of trading of the Company’s common stock on The Nasdaq Stock Market and the common stock is not approved for trading or quoted on any other U.S. securities exchange or established over-the-counter trading market in the U.S.; or
●	the Company (i) consolidates with or merges with or into another person or another person merges with or into the Company or (ii) sells, assigns, transfers, leases, conveys or otherwise disposes of all or substantially all of the assets of the Company and certain of its subsidiaries, taken as a whole, to another person and, in the case of any such merger or consolidation described in clause (i), the securities that are outstanding immediately prior to such transaction (and which represent 100% of the aggregate voting power of the Company’s voting stock) are changed into or exchanged for cash, securities or property, unless pursuant to the transaction such securities are changed into or exchanged for securities of the surviving person that represent, immediately after such transaction, at least a majority of the aggregate voting power of the voting stock of the surviving person.

Notwithstanding the foregoing, holders of shares of the Series B Preferred Stock will not have the right to require the Company to redeem their shares if:

●	the last reported sale price of shares of the Company’s common stock for any five trading days within the 10 consecutive trading days ending immediately before the later of the fundamental change or its announcement equaled or exceeded 105% of the conversion price of the Series B Preferred Stock immediately before the fundamental change or announcement;
●	at least 90% of the consideration (excluding cash payments for fractional shares and in respect of dissenters’ appraisal rights) in the transaction or transactions constituting the fundamental change consists of shares of capital stock traded on a U.S. national securities exchange or quoted on The Nasdaq Stock Market, or which will be so traded or quoted when issued or exchanged in connection with a fundamental change, and as a result of the transaction or transactions, shares of Series B Preferred Stock become convertible into such publicly traded securities; or
●	in the case of a merger or consolidation constituting a fundamental change (as described in the fourth bullet above), the transaction is affected solely to change the Company’s jurisdiction of incorporation.

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

Class A Preferred Shares (the “Series 1 Preferred Shares”) of FCE FuelCell Energy Ltd.

As of October 31, 2020, FCE FuelCell Energy Ltd. (“FCE Ltd.”), one of the Company’s indirect subsidiaries, had 1,000,000 Series 1 Preferred Shares issued and outstanding, which were held solely by Enbridge. The Company guaranteed the return of principal and dividend obligations of FCE Ltd. to Enbridge, as the holder of the Series 1 Preferred Shares, pursuant to the Guarantee, dated May 27, 2004, made by the Company in favor of Enbridge, as amended by the Guarantee Amending Agreement dated April 1, 2011 and effective as of January 1, 2011 between the Company and Enbridge (the “Guarantee”). Subsequent to the end of fiscal year 2020, the Company paid off these obligations to Enbridge.

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

Because the Series 1 Preferred Shares represented a mandatorily redeemable financial instrument, they were presented as a liability on the Consolidated Balance Sheets.

The Company made payments of Cdn. $1.9 million (or USD $1.6 million) and Cdn. $0.3 million (or USD $0.2 million) during fiscal years 2020 and 2019, respectively. The Company’s return of capital and dividend payments were not made for the calendar quarters ended on March 31, 2019, June 30, 2019 and September 30, 2019. During fiscal year 2020, the Company made the return of capital and dividend payments for the obligations due as of March 31, 2019, June 30, 2019 and September 30, 2019. The Company recorded interest expense, which reflects the amortization of the fair value discount of approximately Cdn. $4.0 million (or USD $2.9 million) and Cdn. $3.0 million (or USD $2.3 million) in the fiscal years ended October 31, 2020 and 2019, respectively. As of October 31, 2020, the carrying value of the Series 1 Preferred Shares was Cdn. $25.6 million ($19.2 million) and was classified as preferred stock obligation of subsidiary on the Consolidated Balance Sheets.

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

Note 17. Segment Information

We are engaged in the development, design, production, construction, and servicing of high temperature fuel cells for clean electric power generation. Critical to the success of our business is, among other things, our research and development efforts, both through customer-sponsored projects and Company-sponsored projects. The research and development activities are viewed as another product line that contributes to the development, design, production and sale of fuel cell products, however, it is not considered a separate operating segment. The chief operating decision maker does not review and assess financial information at a discrete enough level to be able to assess performance of research and development activities as if they operated as a standalone business segment, therefore, the Company has identified one business segment: fuel cell power plant production and research.

Revenues, by geographic location (based on the customer’s ordering location) for the years ended October 31, 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019
United States	$58,393	$67,750	$56,211
South Korea	8,161	2,059	2,686
England	143	25	1,496
Germany	2,658	414	359
Switzerland	230	623	—
Total	$69,585	$70,871	$60,752

Service agreement revenue which is included within Service agreements and license revenues on the Consolidated Statement of Operations was $19.8 million, $20.4 million and $15.1 million for the years ended October 31, 2021, 2020 and 2019, respectively.

Long-lived assets located outside of the United States as of October 31, 2021 and 2020 are not significant individually or in the aggregate.

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

Following the approval of the amended and restated 2018 Incentive Plan by the Company’s stockholders in May of 2020, the 2018 Incentive Plan provided the Company with the authority to issue a total of 4,333,333 shares of the Company’s common stock, 1,000,000 shares of which have been reserved for settlement of RSUs granted pursuant to an employment agreement, effective as of August 26, 2019, between the Company and Jason Few, our President and Chief Executive Officer (the “Sign-On Award”). The Sign-On Award was contingent upon obtaining stockholder approval of a sufficient number of additional shares under the 2018 Incentive Plan. The Company previously recorded the grants as a liability and, after obtaining such stockholder approval, reclassified the liability to additional paid-in capital.

On August 24, 2020, the Company’s Board of Directors approved a Long Term Incentive Plan (the “FY 2020 LTI Plan”) as a sub-plan consisting of awards made under the 2018 Incentive Plan. The participants in the FY 2020 LTI Plan are members of senior management and include the Company’s named executive officers for fiscal year 2020 (as identified in the definitive proxy statement filed by the Company on February 19, 2021). The FY 2020 LTI Plan consists of three award components: (1) relative total shareholder return (“TSR”) performance shares, (2) absolute TSR performance shares, and (3) time-vesting restricted stock units. The performance shares granted in fiscal year 2020 will be earned over the performance period ending on October 31, 2022, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance goal for the relative TSR performance shares is the TSR of the Company relative to the TSR of the Russell 2000 from May 8, 2020 through October 31, 2022. The performance goal for the absolute TSR performance shares is an increase in the Company’s stock price from May 8, 2020 through October 31, 2022. The time-vesting RSUs granted in fiscal year 2020 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant. None of the awards granted as part of the FY 2020 LTI Plan include any dividend equivalent or other stockholder rights. To the extent the awards are earned, they may be settled in shares or cash of an equivalent value at the Company’s option.

On November 24, 2020, the Company’s Board of Directors approved a Long Term Incentive Plan (the “FY 2021 LTI Plan”) as a sub-plan consisting of awards made under the 2018 Incentive Plan. The participants in the FY 2021 LTI Plan are members of senior management and include the Company’s named executive officers for fiscal year 2020 (as identified in the definitive proxy statement filed by the Company on February 19, 2021). The FY 2021 LTI Plan consists of three award components: (1) relative TSR performance units, (2) absolute TSR performance units, and (3) time-vesting restricted stock units. The performance units granted during the three months ended January 31, 2021 will be earned over the performance period ending on October 31, 2023, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR performance units is the TSR of the Company relative to the TSR of the Russell 2000 from November 1, 2020 through October 31, 2023. The performance measure for the absolute TSR performance units is an increase in the Company’s stock price during the performance period of November 1, 2020 through October 31, 2023. The time-vesting RSUs granted during the three months ended January 31, 2021 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant. None of the awards granted as part of the FY 2021 LTI Plan include any dividend equivalent or other stockholder rights. To the extent the awards are earned, they may be settled in shares or cash of an equivalent value at the Company’s option.

On April 8, 2021, the Company’s stockholders approved an amendment and restatement of the 2018 Incentive Plan to authorize the Company to issue up to 8,000,000 additional shares of the Company’s common stock pursuant to awards under the 2018 Incentive Plan.  Following the approval of the amendment and restatement, the Company has the authority to issue a total of 12,333,333 shares of the Company’s common stock under the 2018 Incentive Plan. Of the 12,333,333 shares of the Company’s common stock authorized to be issued under the 2018 Incentive Plan, 8,400,709 remained available for grant as of October 31, 2021.

Other Equity Incentive Plans

The Company’s 2006 and 2010 Equity Incentive Plans remain in effect only to the extent of awards outstanding under the plans as of October 31, 2021.

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	2021	2020	2019
Cost of revenues	$493	$344	$593
General and administrative expense	3,593	1,424	1,865
Research and development expense	111	54	272
	$4,197	$1,822	$2,730

Stock Options

We account for stock options awarded to non-employee directors under the fair value method.  There were no options granted in fiscal years 2021, 2020 or 2019.

The following table summarizes our stock option activity for the year ended October 31, 2021:

	Weighted- Average
Options	Option Shares	Price
Outstanding as of October 31, 2020	23,891	$91.23
Cancelled and forfeited	(1,503)	$285.12
Outstanding as of October 31, 2021	22,388	$78.21

There were no options exercised in fiscal years 2021, 2020 or 2019.

The following table summarizes information about stock options outstanding and exercisable as of October 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	outstanding	Life	Price	exercisable	Price
$0.00 - $38.76	13,192	5.8	$19.16	13,192	$19.16
$38.77 - $416.16	9,196	2.4	$162.92	9,196	$162.92
	22,388	4.4	$78.21	22,388	$

There was no intrinsic value for options outstanding and exercisable at October 31, 2021.

Restricted Stock Awards and Units Including Performance Based Awards

The following table summarizes our RSA and RSU activity for the year ended October 31, 2021:

Restricted Stock Awards and Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2020	2,067,140	$5.06
Granted - performance units	551,252	14.89
Granted - time-vesting restricted stock units	373,030	4.50
Vested	(133,725)	9.42
Forfeited	(314,156)	7.82
Outstanding as of October 31, 2021	2,543,541	$5.08

Outstanding restricted stock awards and units as of October 31, 2021 included 1,000,000 RSUs granted as the Sign-On Award to Jason Few, the Company’s President and Chief Executive Officer (the “CEO”), pursuant to the August 26, 2019 employment agreement between the Company and the CEO. Pursuant to the terms of such Sign-On Award, 500,000 RSUs vest on August 26, 2022. The remaining 500,000 RSUs (“Additional RSUs”) will vest if, during the 30 days prior to the vesting date of August 26, 2022, the weighted average price of the Company’s common stock exceeds $1.00. The number of Additional RSUs will range from zero for a weighted average price of $1.00 to a maximum of 500,000 RSUs for a weighted average price of $6.00, with linear interpolation for stock prices between $1.00 and $6.00. The vesting of all RSUs is subject to the individual’s continuous employment with the Company through the vesting date.

The outstanding restricted stock awards and units also include awards made on August 24, 2020, under the FY 2020 LTI Plan, totaling 835,038 RSUs which include 668,030 performance awards and 167,008 time-based awards. Performance awards were issued assuming participants achieve 100% target performance. Should participants achieve the 200% performance level, they will receive up to 545,209 additional RSUs. The performance awards were valued based upon a Monte Carlo Simulation, and the 334,015 relative TSR performance shares were valued at $4.62 per share and the 334,015 absolute performance shares were valued at $5.17 per share.

On November 24, 2020, 848,078 RSUs were awarded under the FY 2021 LTI Plan, which include 551,252 performance units and 296,826 time-based units. Should the Company’s share price achieve the 200% performance level, awardees will receive up to 446,158 additional RSUs. The performance units were valued based on a Monte-Carlo Simulation, and the estimated fair value of the 275,626 relative TSR performance units was $14.41 per share and the estimated fair value of the 275,626 absolute TSR performance units was $15.36 per share. The performance units and time-based units are expensed over the three-year service period.

RSU expense is based on the fair value of the award at the date of grant and is amortized over the vesting period, which is generally over 3 or 4 years.

As of October 31, 2021, total unrecognized compensation cost related to RSUs was $8.4 million which is expected to be recognized over approximately the next two years on a weighted-average basis.

Stock Awards

During the years ended October 31, 2021, 2020 and 2019, we awarded 31,889, 58,303 and 29,454 shares, respectively, of fully vested, unrestricted common stock to the independent members of our Board of Directors as a component of Board of Director compensation which resulted in recognizing $0.3 million, $0.1 million and $0.1 million of expense for the years ended October 31, 2021, 2020 and 2019, respectively.

Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by the Company’s stockholders at the 2018 Annual Meeting of Stockholders. The adoption of the ESPP allows the Company to provide eligible employees of FuelCell Energy, Inc. and certain of its designated subsidiaries with the opportunity to voluntarily participate in the ESPP, enabling such participants to purchase shares of the Company’s common stock at a discount to market price at the time of such purchase. The maximum number of the Company’s shares of common stock that may be issued under the ESPP is 30,248 shares.

Under the ESPP, eligible employees have the right to purchase shares of common stock at the lesser of (i) 85% of the last reported sale price of our common stock on the first business day of the offering period, or (ii) 85% of the last reported sale price of the common stock on the last business day of the offering period, in either case rounded up to avoid impermissible trading fractions. Shares issued pursuant to the ESPP contain a legend restricting the transfer or sale of such common stock for a period of 0.5 year after the date of purchase.

The ESPP activity for the years ended October 31, 2021, 2020 and 2019 was de minimis.

Employee Tax-Deferred Savings Plans

We offer a 401(k) plan (the “401(k) Plan”) to all full time employees that provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the IRS. Employee contributions are fully vested when made. Under the 401(k) Plan, there is no option available to the employee to receive or purchase our common stock. Matching contributions of 2% under the 401(k) Plan aggregated $0.4 million, $0.3 million and $0.5 million for the years ended October 31, 2021, 2020, and 2019, respectively.

Note 19. Income Taxes

The components of loss before income taxes for the years ended October 31, 2021, 2020, and 2019 were as follows (in thousands):

	2021	2020	2019
U.S.	$(96,959)	$(85,865)	$(74,133)
Foreign	(4,064)	(3,196)	(3,326)
Loss before income taxes	$(101,023)	$(89,061)	$(77,459)

The Company recorded an income tax provision totaling $0 million, $0 million and $0.1 million for the years ended October 31, 2021, 2020 and 2019, respectively. The income tax expense primarily related to foreign income taxes in South Korea and Canada.

Franchise tax expense, which is included in administrative and selling expenses, was $0.5 million, $0.3 million and $0.2 million for the years ended October 31, 2021, 2020 and 2019, respectively.

The reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2021, 2020 and 2019 was as follows:

	2021	2020	2019
Statutory federal income tax rate	(21.0)%	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of Federal benefits	(5.2)%	(1.1)%	(2.9)%
Foreign withholding tax	0.2%	—%	0.1%
Net operating loss expiration, impairment and true-ups	3.6%	129.2%	(1.3)%
Nondeductible expenditures	1.9%	1.4%	0.2%
Change in tax rates	(1.3)%	(0.6)%	(0.1)%
Fair value adjustment on warrants	3.3%	8.7%	—
Other, net	—%	1.1%	(0.3)%
Deferred only adjustment	0.8%	4.4%	—
Valuation allowance	17.9%	(122.1)%	25.4%
Effective income tax rate	0.2	—%	0.1%

Our deferred tax assets and liabilities consisted of the following as of October 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred tax assets:
Compensation and benefit accruals	$7,891	$8,157
Bad debt and other allowances	1,081	1,574
Capital loss and tax credit carry-forwards	15,191	15,456
Net operating losses (domestic and foreign)	113,733	100,791
Deferred license revenue	1,885	2,093
Accumulated depreciation	12,379	9,759
Grant revenue	609	700
Excess business interest	9,695	5,544
Operating lease liabilities	2,211	2,387
Gross deferred tax assets:	164,675	146,461
Valuation allowance	(160,530)	(142,217)
Deferred tax assets after valuation allowance	4,145	4,244
Deferred tax liability:
In process research and development	(2,510)	(2,391)
Right of use assets	(1,964)	(2,229)
Net deferred tax liability	$(329)	$(376)

We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. As a result, we recorded a valuation allowance against our net deferred tax assets. As of October 31, 2021, we had $368.7 million of federal net operating loss (“NOL”) carryforwards that expire in the years 2022 to 2038 and $518.6 million of state NOL carryforwards that expire in the years 2022 through 2041. Additionally, we had $11.7 million of state tax credits available that will expire from tax years 2022 to 2040.

During the 2020 tax year, the Company experienced an “ownership change” as defined by Internal Revenue Code Section 382. As a result, the utilization of federal and state NOLs generated prior to October of 2020 is subject to limitation and a reduction was made in fiscal year 2020 to the carrying balance of the federal and state NOLs to reflect the future limitation on utilization. The Company has updated its analysis of potential ownership changes through October 31, 2021 and concluded that no additional ownership changes have occurred subsequent to October 2020. In addition, the acquisition of Versa in fiscal year 2013 triggered a Section 382 ownership change at the level of Versa Power System which will limit the future usage of some of the federal and state NOLs that we acquired in that transaction. Accordingly, a valuation allowance has been recorded against the deferred tax asset associated with these attributes to reflect the future limitation on utilization.

The Company’s financial statements reflect expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction) presuming the taxing authorities’ full knowledge of the position and all relevant facts.

The liability for unrecognized tax benefits as of October 31, 2021 and 2020 was $0. Due to the Section 382 ownership change that occurred in 2020, the underlying NOLs associated with any historical uncertain tax position, are no longer available for utilization, and therefore a deferred tax asset is not recorded on the Consolidated Balance Sheet and the uncertain tax position was released in 2020. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes; however, because of our significant NOLs, no provision for interest or penalties has been recorded.

We file income tax returns in the U.S. and certain states, primarily Connecticut and California, as well as income tax returns required internationally for South Korea and Germany. We are open to examination by the IRS and various states in which we file for fiscal year 2002 to the present.

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

The calculation of basic and diluted EPS for the years ended October 31, 2021, 2020 and 2019 was as follows (amounts in thousands, except share and per share amounts):

	2021	2020	2019
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(101,055)	$(89,107)	$(77,568)
Series A warrant exchange	—	—	(3,169)
Series B preferred stock dividends	(3,200)	(3,331)	(3,231)
Series C Preferred stock deemed dividends and redemption value adjustments, net	—	—	(6,522)
Series D Preferred stock deemed dividends and redemption accretion	—	—	(9,755)
Net loss attributable to common stockholders	$(104,255)	$(92,438)	$(100,245)
Denominator
Weighted average common shares outstanding - basic	334,742,346	221,960,288	55,081,266
Effect of dilutive securities (1)	—	—	—
Weighted average common shares outstanding - diluted	334,742,346	221,960,288	55,081,266
Net loss to common stockholders per share - basic	$(0.31)	$(0.42)	$(1.82)
Net loss to common stockholders per share - diluted (1)	$(0.31)	$(0.42)	$(1.82)
(1)	Due to the net loss to common stockholders in each of the years presented above, diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. As of October 31, 2021, 2020 and 2019, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	October 31,	October 31,	October 31,
	2021	2020	2019
Orion Warrants	—	2,700,000	6,000,000
May 2017 Offering - Series C Warrants	950,102	964,114	964,114
Outstanding options to purchase common stock	22,388	23,891	24,927
Unvested Restricted Stock Awards	—	538	24,574
Unvested Restricted Stock Units	2,543,541	2,066,602	166,541
5% Series B Cumulative Convertible Preferred Stock	37,837	37,837	37,837
Series 1 Preferred Shares to satisfy conversion requirements	—	—	1,264
Total potentially dilutive securities	3,553,868	5,792,982	7,219,257

Note 21. Restricted Cash

As of October 31, 2021 and 2020, there was $28.0 million and $42.2 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, reserved for letters of credit for certain banking requirements and contracts, and reserved to pay down the Orion Facility or be redeployed into other project financing at the option of the Orion Agent and the lenders under the Orion Facility. Refer to Note 14. “Debt and

Financing Obligations” for additional information on the release of the restricted cash under the Orion Facility. The allocation of restricted cash is as follows (in thousands):

	October 31,	October 31,
	2021	2020
Cash Restricted for Outstanding Letters of Credit (1)	$6,478	$6,543
Cash Restricted for PNC Sale-Leaseback Transactions (2)	5,514	15,125
Cash Restricted for Crestmark Sale-Leaseback Transactions (3)	2,887	431
Bridgeport Fuel Cell Park Project Debt Service and Performance Reserves (4)	11,937	7,549
Orion Facility - Reserves and Project Proceeds Account (5)	—	11,193
Other	1,183	1,344
Total Restricted Cash	27,999	42,185
Restricted Cash and Cash Equivalents - Short-Term (6)	(11,268)	(9,233)
Restricted Cash and Cash Equivalents - Long-Term	$16,731	$32,952
(1)	Letters of credit outstanding as of October 31, 2021 expire on various dates through August 2028.
(2)	Long and short-term reserve that is to be used primarily to fund future module exchanges for operating projects falling under the PNC sale leaseback obligations. The decrease in restricted cash at October 31, 2021 compared to October 31, 2020 is a result of the Company’s performance in completing certain module exchanges resulting in cash being unrestricted.
(3)	Long and short-term reserve that is to be used primarily to fund future module exchanges and other performance obligations. The increase in restricted cash at October 31, 2021 compared to October 31, 2020 is a result of additional cash reserved for the San Bernardino sale-leaseback transaction with Crestmark which was entered into on August 25, 2021.
(4)	Long and short-term reserves for the Bridgeport Fuel Cell Park Project to fund future module exchanges and other performance requirements.
(5)	Reserves relating to the Orion Facility were released upon the repayment of the Orion Facility.
(6)	Short-term restricted cash and cash equivalents are amounts expected to be released and categorized as unrestricted cash within twelve months of the balance sheet date.

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

Project Fuel Exposure

Certain of our PPAs for project assets in the Company’s generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. The Company seeks to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible which we have done with our 14.9 MW operating project in Bridgeport, CT and our 7.4 MW project under construction in Hartford, CT; (ii) procuring fuel under fixed price physical contracts with investment grade counterparties which we have done for twenty years under our Tulare BioMAT project and the initial seven years of the twenty year PPA for our LIPA Yaphank, NY project; and (iii) entering into financial hedges with investment grade counterparties to offset potential negative market fluctuations.

The Company currently has three projects in development with fuel sourcing risk, which are the Toyota Project which requires procurement of RNG, and our Derby, CT 14.0 MW and 2.8 MW projects, which require natural gas. Fuel sourcing and risk mitigation strategies for all three projects are being assessed and will be implemented as project operational dates become firm. Such strategies may require cash collateral or reserves to secure fuel or related contracts for these three projects. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to these project assets.

Other

As of October 31, 2021, the Company had unconditional purchase commitments aggregating $71.1 million, for materials, supplies and services in the normal course of business.

Legal Proceedings

POSCO Energy Matters

From approximately 2007 through 2015, the Company relied on POSCO Energy Co., Ltd. (“POSCO Energy”) to develop and grow the South Korean and Asian markets for our products and services. We received upfront license payments and were entitled to receive royalty income from POSCO Energy pursuant to certain manufacturing and technology transfer agreements, including the Alliance Agreement dated February 7, 2007 (and the amendments thereto), the Technology Transfer, License and Distribution Agreement dated February 7, 2007 (and the amendments thereto), the Stack Technology Transfer and License Agreement dated October 27, 2009 (and the amendments thereto), and the Cell Technology Transfer and License Agreement dated October 31, 2012 (and the amendments thereto), which are collectively referred to herein as the “License Agreements.” The License Agreements provided POSCO Energy with the exclusive technology rights to manufacture, sell, distribute and service our SureSource 300, SureSource 1500, and SureSource 3000 fuel cell technology in the South Korean and broader Asian markets. Due to certain actions and inactions of POSCO Energy, the Company has not realized any new material revenues, royalties or new projects developed by POSCO Energy since late 2015.

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

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against the Company at the International Court of Arbitration of the International Chamber of Commerce seated in Singapore, in which it alleged certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and sought combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the

Seoul Central District Court attaching certain revenues owed to the Company by Korea Southern Power Company (“KOSPO”) as part of such warranty claims, which delayed receipt of certain payments owed to the Company. POSCO Energy subsequently sought additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on unspecified warranty claims in an additional amount of approximately $7 million, and additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on its alleged counterclaims in the license termination arbitration described below in an additional amount of approximately $110 million. As of October 31, 2021, outstanding accounts receivable due from KOSPO were $11.2 million. POSCO Energy posted a bond in the amount of $46 million to secure any damages to the Company resulting from the attachments.

On June 28, 2020, the Company terminated the License Agreements and filed a demand for arbitration against POSCO Energy and KFC in the International Court of Arbitration of the International Chamber of Commerce based on POSCO Energy’s (i) failure to exercise commercially reasonable efforts to sell the Company’s technology in the South Korean and Asian markets, (ii) disclosure of the Company’s proprietary information to third parties, (iii) attack on the Company’s stock price and (iv) spin-off of POSCO Energy’s fuel cell business into KFC without the Company’s consent. The Company requested that the arbitral tribunal (a) confirm through declaration that POSCO Energy’s exclusive license to market the Company’s technology and products in South Korea and Asia is null and void as a result of the breaches of the License Agreements and that the Company had the right to pursue direct sales in these markets, (b) order POSCO Energy and KFC to compensate the Company for losses and damages suffered in the amount of more than $200 million, and (c) order POSCO Energy and KFC to pay the Company’s arbitration costs, including counsel fees and expenses. The Company retained outside counsel on a contingency basis to pursue its claims, and outside counsel entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration. In October 2020, POSCO Energy filed a counterclaim in the arbitration (x) seeking approximately $880 million in damages based on allegations that the Company misrepresented the capabilities of its fuel cell technology to induce POSCO Energy to enter into the License Agreements and failed to turn over know-how sufficient for POSCO Energy to successfully operate its business; (y) seeking a declaration that the License Agreements remained in full force and effect and requesting the arbitral tribunal enjoin the Company from interfering in POSCO Energy’s exclusive rights under the License Agreements and (z) seeking an order that the Company pay POSCO Energy’s arbitration costs, including counsel fees and expenses.

In July 2020, the Company discontinued revenue recognition of the deferred license revenue related to the License Agreements given the then pending arbitrations.

On August 28, 2020, POSCO Energy filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) purportedly seeking to enforce its rights as a stockholder of the Company to inspect and make copies and extracts of certain books and records of the Company and/or the Company’s subsidiaries pursuant to Section 220 of the Delaware General Corporation Law and/or Delaware common law. POSCO Energy alleged that it was seeking to inspect these documents for a proper purpose reasonably related to its interests as a stockholder of the Company, including investigating whether the Company’s Board of Directors and its management breached their fiduciary duties of loyalty, due care, and good faith. POSCO Energy sought an order of the Court permitting POSCO Energy to inspect and copy the demanded books and records, awarding POSCO Energy reasonable costs and expenses, including reasonable attorney’s fees incurred in connection with the matter, and granting such other and further relief as the Court deemed just and proper. On July 9, 2021, the Court issued a post-trial ruling denying POSCO Energy’s demand to inspect the Company’s books and records because POSCO Energy lacked a proper purpose. The Court held that the totality of the circumstances, including the fact that this complaint was the seventh legal action POSCO Energy initiated against the Company within the span of nine months, confirmed that POSCO Energy’s purpose in initiating the books and records demand and filing the complaint was not proper. As this dispute was resolved by the Court as described above, it did not require resolution pursuant to, and was not part of, the Settlement Agreement described in Note 24. “Subsequent Events.”

On September 14, 2020, POSCO Energy filed a complaint in the United States District Court for the Southern District of New York (the “SD Court”) alleging that the Company delayed the removal of restrictive legends on certain share certificates held by POSCO Energy in 2018, thus precluding POSCO Energy from selling the shares and resulting in claimed losses in excess of $1.0 million. On September 16, 2021, the SD Court ruled in the Company’s favor on a motion for summary judgement dismissing all four counts of POSCO Energy’s complaint regarding share certificates held by POSCO Energy in 2018, but granted POSCO Energy leave to file an amended complaint.

In order to resolve the disputes described above (other than the books and records dispute which was resolved by the Court), on December 20, 2021, the Company entered into the Settlement Agreement with POSCO Energy and KFC. For more information on the Settlement Agreement, refer to Note 24. “Subsequent Events”.

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

Impact of the COVID-19 Pandemic

During fiscal year 2020, the Company launched a proactive response to the escalating COVID-19 outbreak and temporarily suspended operations at its Torrington, Connecticut manufacturing facility in March 2020. The Company also commenced remote work protocol for those employees worldwide that were capable of working from home. The Company took these actions to secure the safety of the Company’s employees, our corporate community as a whole, and the communities in which our team members live, and to adhere to Centers for Disease Control (CDC) recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. All employees that were not able to work from home during the manufacturing facility shutdown due to their job function received full wages and benefits during such time. We did not implement any furlough, layoff or shared work program during such time. The Company resumed manufacturing in June 2020 and the Torrington, Connecticut manufacturing facility employees returned to work. We established a phased-in return to work schedule commencing March 15, 2021 for those employees working from home which was completed in April 2021. We will continue to evaluate our ability to operate in the event of a resurgence of COVID-19 and the advisability of continuing operations based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders. In addition, given the continued elevated number of  COVID-19 cases throughout the U.S. as a result of the highly transmissible Delta and Omicron variants, the Company instituted policies to protect its employees and customers  such as a mandatory vaccination policy which required all U.S. employees to be fully vaccinated by November 1, 2021 or seek a qualified religious and/or medical exemption with weekly testing protocols.

Note 23. Supplemental Cash Flow Information

The following represents supplemental cash flow information, including amounts effectively settled as described in Note 3. “Acquisitions” (dollars in thousands):

	Year Ended October 31,
	2021	2020	2019
Cash interest paid	$5,765	$8,376	$4,091
Income taxes paid	6	2	48
Noncash financing and investing activity:
Noncash reclassification between inventory and project assets	7,052	1,152	—
Acquisition of project assets	—	—	16,704
Series C Preferred stock conversions	—	—	15,491
Series C preferred share modification	—	—	(6,047)
Series D preferred share conversions	—	—	31,183
Director stock compensation	275	104	102
Reclassification of value of executive share-based compensation	—	434	—
Addition of operating lease liabilities	1,459	899	—
Addition of operating lease right-of-use assets	1,459	899	—
Cashless warrant exercises	—	25,994	—
Reclassification to equity of warrant liability for warrant exercises	21,170	9,783	—
Accrued purchase of fixed assets, cash paid to be paid in subsequent period	1,537	39	71
Accrued purchase of project assets, cash to be paid in subsequent period	6,707	502	222

Note 24. Subsequent Events

Franklin Park Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in November 2021 with Franklin Park Infrastructure, LLC (“Franklin Park”) for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank Long Island. Franklin Park’s tax equity commitment totals $12.4 million.

This transaction was structured as a “partnership flip,” which is a structure commonly used by tax equity investors in the financing of renewable energy projects. Under this partnership flip structure, a partnership, in this case YTBFC Holdco, LLC (the “Yaphank Partnership”), was organized to acquire from FuelCell Energy Finance II, LLC, a wholly-owned subsidiary of the Company, all outstanding equity interests in Yaphank Fuel Cell Park, LLC (the “Yaphank Project Company”) which in turn owns the LIPA Yaphank Project and is the party to the power purchase agreement and all project agreements. At the closing of the transaction, the Yaphank Partnership is owned by Franklin Park, holding Class A Units, and Fuel Cell Energy Finance Holdco, LLC, a subsidiary of FuelCell Energy Finance, LLC, holding Class B Units. The acquisition of the Yaphank Project Company by the Yaphank Partnership was funded in part by an initial draw from Franklin Park and funds contributed downstream to the Yaphank Partnership by the Company. The initial funding occurred on December 13, 2021, upon the satisfaction of certain conditions precedent (including the receipt of an appraisal and confirmation that the LIPA Yaphank Project would be eligible for the investment tax credit (“ITC”) under Section 48 of the Internal Revenue Code of 1986, as amended).  In connection with the initial closing, the Company was able to draw down approximately $3.2 million, of which approximately $0.4 million was used to pay closing costs, including title insurance expenses and legal and consulting fees. The Company is eligible to draw the remaining amount of the commitment, approximately $9.2 million, once the LIPA Yaphank Project achieves commercial operation.  When such funds are drawn down, the funds will be distributed upstream to the Company, as a reimbursement of prior construction costs incurred by the Company.

Under a partnership flip structure, tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, Franklin Park will receive substantially all of the non-cash value attributable to the LIPA Yaphank Project, which includes accelerated depreciation and Section 48(a) investment tax credits; however, the Company will receive a majority of the cash distributions (based on the operating income of the LIPA Yaphank Project), which are paid quarterly. After Franklin Park receives its contractual rate of return, the Company will receive approximately 95% of the cash and tax allocations. The Company (through a separate wholly owned entity) may enter into a back leverage debt financing transaction and use the cash distributions from the Yaphank Partnership to service the debt.

Under this partnership flip structure, after the fifth anniversary following commercial operations, we have an option to acquire all of the equity interests that Franklin Park holds in the Yaphank Partnership starting after Franklin Park receives its contractual rate of return (the anticipated “flip” date) after the LIPA Yaphank Project is operational. If we exercise this option, we will be required to pay the greater of the following: (i) the fair market value of Franklin Park's equity interest at the time the option is exercised or (ii) an amount equal 9.6% of Franklin Park’s capital contributions. This option payment is to be grossed up for federal taxes if it exceeds the tax basis of the Yaphank Partnership Class A Units.

Settlement Agreement with POSCO Energy and KFC

In order to resolve the disputes among POSCO Energy, KFC and us described above in Note 22. “Commitments and Contingencies” (other than the book and records dispute which was previously resolved), on December 20, 2021, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with POSCO Energy and KFC (POSCO Energy and KFC may be collectively referred to herein as “PE Group”). The Settlement Agreement provides, among other things, that the parties will cooperate in good faith to effect a market transition to the Company of the molten carbonate fuel cell business in Korea in accordance with the terms and conditions of the Settlement Agreement. To that end, the Settlement Agreement provides that any and all past, current, or potential disputes and claims between the Company, on the one hand, and POSCO Energy and KFC, on the other, of any nature whatsoever, whether known or unknown, asserted or not asserted, based on actions or omissions of any party on or before the date of Settlement Agreement are fully and finally settled, including such disputes and claims, directly or indirectly, in connection with the legal disputes (other than the books and records dispute which was previously resolved) and License Agreements described above in Note 22. “Commitments and Contingencies,” with the exception of (i) an unfiled claim by the Company in the amount of approximately $1.8 million with respect to certain royalties the Company believes are owed by POSCO Energy with respect to replacement modules deployed by POSCO Energy at Gyenonggi Green Energy and other sites for which POSCO Energy has not paid royalties, and (ii) an unfiled claim by POSCO Energy in an unknown amount with respect to a series of purchase orders for materials and components which began in 2014 under a supply chain contract, both of which claims remain unsettled. The Company does not believe the claim by POSCO Energy with respect to purchase orders for materials and components under the supply chain contract has merit and the Company retains the right to file a counterclaim for damages it believes it has incurred with respect to such supply chain contract. With respect to the attachments obtained by POSCO Energy from the Seoul Central District Court with respect to certain revenues owed to the Company by KOSPO (which are described in more detail in Note 22. “Commitments and Contingencies”), the Settlement Agreement provides that, within five days of the date of the Settlement Agreement, POSCO Energy will file an application with the Seoul Central District Court to revoke the attachments. Thereafter, the Company expects to promptly receive the outstanding KOSPO accounts receivable of approximately $11.2 million held by the Seoul Central District Court.

Under the Settlement Agreement, the parties have also agreed that, within five days of the date thereof, the Company will withdraw its objection to the spin-off of KFC from POSCO Energy, and that the License Agreements are not terminated, but instead are deemed to be amended such that POSCO Energy and KFC only have the right (i) to provide maintenance and repair services to PE Group’s existing customers on existing molten carbonate power generation and thermal projects under long-term service agreements currently in force as well as long-term service agreements that have expired and are pending renewal as of the settlement date (collectively, “Existing LTSAs”), (ii) to supply replacement modules purchased from the Company only for their existing customers for existing molten carbonate power generation and thermal projects under Existing LTSAs and (iii) to own, operate and maintain all facilities and factories solely for the purposes set forth in (i) and (ii) above (collectively, the “Right to Service License”). POSCO Energy and KFC further agree that, as of the date of the Settlement Agreement, the License Agreements are deemed to be amended such that the Company exclusively enjoys all rights as to its technology in Korea and Asia, other than the Right to Service License. The Settlement Agreement further provides that the License Agreements will terminate automatically upon sixty days prior written notice to PE Group if (i) the Company enters into a business collaboration agreement with a Korean company to construct, assemble, manufacture, market, sell, distribute, import, export, install, commission, service, maintain, or repair products incorporating the Company’s technology, or otherwise conduct the Company’s business, in the Korean market; or (ii) the Company expands the capacity of its existing Korean entity such as to perform such activities itself. In the event of the termination of the License Agreements, the license granted to PE Group under the Right to Service License will continue notwithstanding the termination of the License Agreements, except that PE Group’s right to own, operate, and maintain all facilities and factories for the purpose of servicing any orders or requests made by the Company will terminate. For the avoidance of doubt, pursuant to the terms of the Settlement Agreement, PE Group has no right to manufacture modules or any other product incorporating the Company’s technology under the License Agreements as amended, the Right to Service License or otherwise unless requested and authorized by the Company to do so.

The Settlement Agreement further provides that, in order to service its existing customers under the Existing LTSAs, KFC will place a firm, non-cancelable order for twelve SureSource 3000 modules within two weeks after the date of the Settlement Agreement and an additional firm, non-cancelable order for eight SureSource 3000 modules on or before June 30, 2022, all at a price of $3.0 million per module. In addition, KFC agrees to use commercially reasonable efforts to order fourteen additional SureSource 3000 modules by December 31, 2022, at a price of $3.0 million per module if ordered by such date. If KFC materially breaches the Settlement Agreement by failing to make timely and full payment for the modules for which KFC is required to place orders under the Settlement Agreement and does not cure such material breach within fifteen days of notice of such breach by the Company, the License Agreements and the Right to Service License granted to PE Group will be terminated. If the Company materially breaches the Settlement Agreement by failing to supply the modules for which KFC is required to place orders under the Settlement Agreement, as long as KFC has made the payment for such modules and has otherwise satisfied its contractual obligations for those modules and such material breach is not cured within sixty days after notice from PE Group, PE Group will have the right to terminate the Settlement Agreement. With respect to any other alleged breach, material or otherwise, of the Settlement Agreement, the parties’ exclusive remedy consists solely of general damages.

Pursuant to the Settlement Agreement, with respect to new modules to be supplied by the Company and deployed by PE Group to its existing customers, the Company will provide its standard warranty against module defects until the earlier of eighteen months from the date of shipment or twelve months from the date of installation. As part of the global settlement of the disputes among the parties and subject to the qualifications set forth in the Settlement Agreement, the Company will reimburse PE Group for any annual output penalty amount paid by PE Group to its customers pursuant to Existing LTSAs (whether such Existing LTSA is extended or renewed), caused by a shortfall or defect in the new modules for a period of up to seven years. The maximum annual reimbursement obligation with regard to any PE Group customer for any new module provided by the Company will not exceed an amount equal to 7.5% per year of the module purchase price. The Company will not be required to reimburse PE Group for any penalty paid by PE Group under the Existing LTSAs that is not caused by a shortfall or defect in the modules to be supplied by the Company including, without limitation, any shortfall or defect caused by a site-related problem, a problem with the balance of plant, or other components of the project.

Although the Company has the exclusive and unrestricted right under the Settlement Agreement to perform, pursue, and otherwise conduct its business in relation to new fuel cell projects (including new projects with PE Group’s existing customers) in Korea and Asia, the parties have agreed that, except as further provided in the Settlement Agreement with respect to PE Group’s existing customers Noeul Green Energy and Godeok Green Energy, the Company will not engage in discussions with PE Group’s existing customers regarding Existing LTSAs without PE Group’s consent. The parties have further agreed that if PE Group cannot enter into an agreement with its existing customers to extend or renew Existing LTSAs by December 31, 2022, PE Group will cooperate with the Company so that the Company may discuss and, at the Company’s sole discretion, enter into an extension of an Existing LTSA, a new long-term service agreement to replace an Existing LTSA, or a module sales agreement with PE Group’s existing customers; provided that (i) should the Company enter into such an arrangement with a PE Group existing customer, and (ii) the Company is required to provide replacement modules to such existing customer under such arrangement, and (iii) PE Group has not already deployed all or some the modules that PE Group ordered under Settlement Agreement, the Company will purchase the number of required replacement modules from PE Group at a price of $3.0 million per module (to the extent such modules are available and have not yet been deployed). The purchase of such replacement modules by the Company is contingent upon the modules being in proper condition as determined by inspection process to be agreed by the parties. Any modules purchased by the Company from PE Group under these terms will be included as part of the firm orders KFC is required to make pursuant to the Settlement Agreement.

With respect to operations and maintenance agreements, the Settlement Agreement provides that KFC will have the right of first refusal on providing operation and maintenance services on commercially reasonable terms for new long-term service agreements entered into by the Company in Korea for a period of the first to occur of either twenty-four months after the date of the Settlement Agreement or until such time as the Company engages a third party capable of providing such services in Korea. If KFC and the Company agree that KFC should provide operation and maintenance services pursuant to the right of first refusal, KFC and the Company will enter into one or more operation and maintenance agreements that reflect commercially reasonable terms and conditions as agreed by KFC and the Company at that time.

With respect to balance of plant (“BOP”), KFC currently has eight units of BOP available, and the Settlement Agreement provides that the Company has the option to purchase such units of BOP for any new molten carbonate fuel cell projects within Korea at a price of KRW 2,550,000,000 per unit. The Company will also have a non-exclusive, non-transferrable, non-sublicensable license to use the intellectual property imbedded in the BOP units in Korea in consideration for a reasonable license fee to be separately agreed by the parties. Detailed terms and conditions of BOP and related software and firmware supply will be discussed and agreed in good faith in separate BOP supply agreements in the event the Company exercises its option to purchase any of such BOP.

The Company retained outside counsel on a contingency basis to pursue its claims against POSCO Energy and KFC, and outside counsel entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration proceedings brought by the Company against POSCO Energy and KFC. As the Company has entered into the Settlement Agreement, it is required to remit fees to its counsel, Wiley Rein, LLP (“Wiley”), subject to the terms of its engagement letter with Wiley. On December 23, 2021, the Company agreed that it will pay Wiley a total of $24.0 million to satisfy all obligations to Wiley under the Company’s engagement letter, of which $14.0 million will be paid on or before December 30, 2021, $5.0 million will be paid on or before March 30, 2022, and $5.0 million will be paid on or before June 30, 2022.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of FuelCell Energy, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the Company’s internal control over financial reporting as of October 31, 2021, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of October 31, 2021 based on the specified criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.OTHER INFORMATION

None.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10, with respect to our executive officers, is included in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers”. The other information required by this Item 10 is incorporated by reference to the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

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

Item 11.EXECUTIVE COMPENSATION

Information required under this Item is incorporated by reference to the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is incorporated by reference to the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

Equity Compensation Plan Information

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the fiscal year ended October 31, 2021.

	Number of		Number of
	Common		securities
	Shares to	Weighted-	remaining
	be issued	average	available for
	upon	exercise	future
	exercise of	price of	issuance
	outstanding	outstanding	under equity
	options and	options and	compensation
Plan Category	rights	rights	plans
Equity compensation plans approved by security holders:
Equity incentive plans (1)	22,368	$78.21	8,400,708
Employee stock purchase plan	—	—	21,566
Total	22,368	$78.21	8,422,274
(1)	Includes the Company’s 2018 Omnibus Incentive Plan, as amended and restated.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is incorporated by reference to the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is incorporated by reference to the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.9

Certificate of Amendment of the Certificate of Incorporation of the Company, dated April 18, 2016 (incorporated by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2016).

3.10

Certificate of Amendment of the Certificate of Incorporation of the Company, dated April 7, 2017 (incorporated by reference to Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2017).

3.11	Certificate of Designations for the Company’s Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 5, 2017).

Exhibit No.	Description

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

3.17	Amended and Restated By-Laws of the Company, dated December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 15, 2016).

4.1	Specimen of Common Share Certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1999).

4.2	Form of Series C Warrants to purchase common stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 27, 2017).

4.3	Form of Warrant to purchase common stock (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 6, 2019).

4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

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

Exhibit No.	Description

10.8	*FuelCell Energy, Inc. Amended and Restated 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2015).

10.9	*FuelCell Energy, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2015).

10.10	*FuelCell Energy, Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2015).

10.11

Letter agreement, dated September 28, 2015, between the Company and Technology Park Associates, L.L.C. exercising the extension option per the terms of the Lease Agreement, dated March 8, 2000, between the Company and Technology Park Associates, L.L.C. (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2015).

10.12

*Employment Agreement, dated March 21, 2012 and effective as of January 1, 2012 between the Company and Michael Bishop, Chief Financial Officer (incorporated by reference to the Exhibit 10.68 to the Company’s Current Report Form 8-K, dated March 21, 2012).

10.13

Cell Technology Transfer and License Agreement dated October 31, 2012 by and between the Company and POSCO Energy, Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated as of October 31, 2012 and filed on January 7, 2013).

10.14

Amendment to Technology Transfer Distribution and Licensing Agreement dated as of February 7, 2007 and the Stack Technology Transfer License Agreement dated as of October 27, 2009, each by and between the Company and POSCO Energy, Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated as of October 31, 2012).

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

10.17

Assistance Agreement, dated November 19, 2015, by and between the State of Connecticut Acting by the Department of Economic Community and Development and the Company (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2015).

10.18

Phase 1 Promissory Note, dated November 19, 2015, between the Company and the State of Connecticut Acting by and through the Department of Economic Community and Development (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2015).

10.19

Amendment to Alliance Agreement, dated as of October 10, 2016, by and between the Company and POSCO Energy Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2016).

10.20

Amendment to Technology Transfer, Distribution and Licensing Agreement, dated as of October 10, 2016, by and between the Company and POSCO Energy Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 10, 2016).

10.21

Amendment to Stack Technology Transfer and License Agreement, dated as of October 10, 2016, by and between the Company and POSCO Energy Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 10, 2016).

10.22

Memorandum of Understanding for Market Transition dated as of March 17, 2017, by and between the Company and POSCO Energy Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 17, 2017).

Exhibit No.	Description

10.23

First Amendment to Assistance Agreement, dated as of April 3, 2017, and approved by the State of Connecticut, Office of the Attorney General on April 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2017).

10.24

*Employment Agreement, dated April 7, 2017, between the Company and Jennifer D. Arasimowicz, Senior Vice President, General Counsel and Corporate Secretary (incorporated by reference to Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2017).

10.25

*FuelCell Energy, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A to the FuelCell Energy, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on February 16, 2018).

10.26	*Form of Restricted Stock Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 5, 2018).

10.27	*Form of Restricted Stock Unit Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 5, 2018).

10.28	*Form of Restricted Stock Unit Award Agreement (Non-Employee Directors).(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 8, 2018).

10.29	*Form of Option Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 5, 2018).

10.30

*FuelCell Energy, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Annex B to the FuelCell Energy, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on February 16, 2018).

10.31

Second Amendment to Assistance Agreement, dated as of January 24, 2019, and approved by the State of Connecticut, Office of the Attorney General on January 28, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019).

10.32

Waiver Agreement, dated February 21, 2019, by and between FuelCell Energy, Inc. and the Sole Holder of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019).

10.33

Credit Agreement, dated as of May 9, 2019 among Dominion Bridgeport Fuel Cell, LLC, as Borrower, Liberty Bank, as Administrative Agent and Co-Lead Arranger and Fifth Third Bank, as Co-Lead Arranger, the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.34

$12,500,000 Promissory Note from Dominion Bridgeport Fuel Cell, LLC for the benefit of Liberty Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.35

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

10.39

$6,026,165.34 Promissory Note from Dominion Bridgeport Fuel Cell, LLC for the benefit of Connecticut Green Bank (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.40

Security Agreement dated as of May 9, 2019 by Dominion Bridgeport Fuel Cell, LLC in favor of Connecticut Green Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

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

10.43

Schedule to the 1992 Master Agreement dated as of May 16, 2019 between Fifth Third Risk Solutions, a division of Fifth Third Bank, and Bridgeport Fuel Cell, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.44

License Agreement, effective as of June 11, 2019, between ExxonMobil Research and Engineering Company and FuelCell Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2019).

10.45

*Employment Agreement, dated as of July 30, 2019, by and between FuelCell Energy, Inc. and Michael Lisowski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2019).

10.46

*Employment Agreement, dated as of July 30, 2019, by and between FuelCell Energy, Inc. and Anthony Leo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 30, 2019).

10.47

*Employment Agreement, effective as of August 26, 2019, by and between FuelCell Energy, Inc. and Jason B. Few (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2019).

10.48

Joint Development Agreement, effective October 31, 2019, by and between FuelCell Energy, Inc. and ExxonMobil Research and Engineering Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2019).

10.49

Credit Agreement, dated as of October 31, 2019, by and between FuelCell Energy, Inc., the Guarantors from time to time party thereto, the Lenders and Orion Energy Partners Investment Agent, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2019).

10.50

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

Exhibit No.	Description

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

10.55

Amendment to Loan Agreement, dated as of December 19, 2019, by and among FuelCell Energy, Inc. and Connecticut Green Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2019).

10.56

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

10.57

Purchase and Sale Agreement, dated February 11, 2020, by and between Central CA Fuel Cell 2, LLC and Crestmark Equipment Finance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.58

Equipment Lease Agreement, dated February 11, 2020, by and between Central CA Fuel Cell 2, LLC and Crestmark Equipment Finance (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.59

Assignment Agreement, dated February 11, 2020, by a Central CA Fuel Cell 2, LLC in favor of Crestmark Equipment Finance (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.60

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

10.63

Third Amendment to Credit Agreement, dated as of February 11, 2020, by and among FuelCell Energy, Inc., each of the Guarantors party to the Credit Agreement, each of the lenders party to the Credit Agreement and Orion Energy Partners Investment Agent, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.64

Consent and Waiver, dated as of February 11, 2020, by and among FuelCell Energy, Inc., each of the Guarantors party to the Credit Agreement, each of the lenders party to the Credit Agreement and Orion Energy Partners Investment Agent, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.65

Paycheck Protection Program Promissory Note, entered into on April 20, 2020 and dated April 16, 2020, between Liberty Bank and FuelCell Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020).

10.66

*First Amendment, dated as of April 23, 2020, to the Employment Agreement, effective as of August 26, 2019, between FuelCell Energy, Inc. and Jason B. Few (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2020).

Exhibit No.	Description

10.67

Fourth Amendment to Credit Agreement, dated as of April 30, 2020, by and among FuelCell Energy, Inc., each of the Guarantors party to the Credit Agreement, each of the lenders party to the Credit Agreement and Orion Energy Partners Investment Agent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2020).

10.68

*FuelCell Energy, Inc. 2018 Omnibus Incentive Plan, as amended and restated, effective as of May 8, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2020).

10.69

Fifth Amendment to Credit Agreement, dated as of June 8, 2020, by and among FuelCell Energy, Inc., each of the Guarantors party to the Credit Agreement, each of the lenders party to the Credit Agreement and Orion Energy Partners Investment Agent, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2020).

10.70

Open Market Sale Agreements between FuelCell Energy, Inc. and Jefferies LLC dated June 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2020).

10.71	*FuelCell Energy, Inc. Long Term Incentive Plan as approved August 24, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020).

10.72

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Performance Share Award (Relative TSR) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2020).

10.73

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Performance Share Award (Absolute TSR) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2020).

10.74

Underwriting Agreement, dated as of September 29, 2020, by and among FuelCell Energy, Inc., and J.P. Morgan Securities LLC, Barclays Capital Inc. and Canaccord Genuity LLC, as representatives of several Underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 2, 2020).

10.75

*FuelCell Energy, Inc. Fiscal Year 2021 Long Term Incentive Plan, as approved November 24, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on November 27, 2020).

10.76

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Relative TSR Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on November 27, 2020).

10.77

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Absolute TSR Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

10.78

Payoff Letter, dated November 30, 2020, among FuelCell Energy, Inc., each of the Guarantors party thereto, and Orion Energy Partners Investment Agent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2020).

10.79

Underwriting Agreement, dated as of December 1, 2020, by and among FuelCell Energy, Inc., the Selling Stockholders named therein, and J.P. Morgan Securities LLC, as representative of the several Underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 4, 2020).

10.80

Payoff Letter, dated December 16, 2020, between FuelCell Energy, Inc., FCE FuelCell Energy Ltd., and Enbridge Ltd. with respect to the Class A Preferred Shares of FCE FuelCell Energy Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2020).

10.81*

Second Amendment, dated as of January 19, 2021, to the Employment Agreement, effective as of August 26, 2019, between FuelCell Energy, Inc. and Jason B. Few (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2021).

Exhibit No.	Description

10.82*

FuelCell Energy, Inc. Second Amended and Restated 2018 Omnibus Incentive Plan, effective as of April 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on April 14, 2021).

10.83

Open Market Sale AgreementSM between FuelCell Energy, Inc. and Jefferies LLC and Barclays Capital Inc., dated June 11, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2021).

10.84*

Employment Agreement, dated August 2, 2021, between Joshua Dolger and FuelCell Energy, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2021).

10.85

Amendment No. 1 to Joint Development Agreement between FuelCell Energy, Inc. and ExxonMobil Research and Engineering Company, fully executed on October 29, 2021 and effective as of October 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

10.86

Letter Agreement, dated as of October 28, 2021 and effective as of October 29, 2021, between FuelCell Energy, Inc. and ExxonMobil Research and Engineering Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

10.87

Settlement Agreement, dated December 20, 2021, by and between FuelCell Energy, Inc., POSCO Energy Co., Ltd., and Korea Fuel Cell Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2021).

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
#

Filed with this Annual Report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2021 and 2020, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended October 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Changes in Equity for the fiscal years ended October 31, 2021,

2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2021, 2020 and 2019, and (v) Notes to the Consolidated Financial Statements.

Item 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ Jason B. Few	Dated:	December 29, 2021
Jason B. Few
President, Chief Executive Officer and Chief Commercial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jason B. Few Jason B. Few	President, Chief Executive Officer, Chief Commercial Officer and Director (Principal Executive Officer)	December 29, 2021

/s/ Michael S. Bishop Michael S. Bishop	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 29, 2021

/s/ James H. England James H. England	Director – Chairman of the Board	December 29, 2021

/s/ Betsy Bingham Betsy Bingham	Director	December 29, 2021

/s/ Chris Groobey Chris Groobey	Director	December 29, 2021

/s/ Cynthia Hansen Cynthia Hansen	Director	December 29, 2021

/s/ Matthew Hilzinger Matthew Hilzinger	Director	December 29, 2021

/s/ Donna Sims Wilson Donna Sims Wilson	Director	December 29, 2021

/s/ Natica von Althann Natica von Althann	Director	December 29, 2021