Form 10-Q
period 2022-01-31
FUELCELL ENERGY INC
filed 2022-03-10
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of March 8, 2022:  366,687,765

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	January 31,	October 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$376,963	$432,213
Restricted cash and cash equivalents - short-term	12,643	11,268
Accounts receivable, net	30,702	14,730
Unbilled receivables	13,558	8,924
Inventories	65,386	67,074
Other current assets	9,764	9,177
Total current assets	509,016	543,386
Restricted cash and cash equivalents - long-term	15,825	16,731
Inventories - long-term	4,586	4,586
Project assets	235,602	223,277
Property, plant and equipment, net	41,124	39,416
Operating lease right-of-use assets, net	7,877	8,109
Goodwill	4,075	4,075
Intangible assets, net	18,346	18,670
Other assets	18,240	16,998
Total assets (1)	$854,691	$875,248
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,722	$10,085
Current portion of operating lease liabilities	1,013	1,032
Accounts payable	22,300	19,267
Accrued liabilities	25,988	16,099
Deferred revenue	16,237	6,287
Total current liabilities	75,260	52,770
Long-term deferred revenue and customer deposits	18,277	30,427
Long-term operating lease liabilities	7,821	8,093
Long-term debt and other liabilities	81,290	78,633
Total liabilities (1)	182,648	169,923
Redeemable Series B preferred stock (liquidation preference of $64,020 as of January 31, 2022 and October 31, 2021)	59,857	59,857
Redeemable noncontrolling interests	15,449	3,030
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 500,000,000 shares authorized as of January 31, 2022 and October 31, 2021; 366,686,186 and 366,618,693 shares issued and outstanding as of January 31, 2022 and October 31, 2021, respectively	37	37
Additional paid-in capital	1,908,981	1,908,471
Accumulated deficit	(1,305,875)	(1,265,251)
Accumulated other comprehensive loss	(910)	(819)
Treasury stock, Common, at cost (86,662 and 73,430 shares as of January 31, 2022 and October 31, 2021, respectively)	(650)	(586)
Deferred compensation	650	586
Total stockholder's equity	602,233	642,438
Noncontrolling interests	(5,496)	—
Total equity	596,737	642,438
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$854,691	$875,248
(1)	The consolidated assets as of January 31, 2022 and October 31, 2021 include $114,133 and $54,375, respectively, of assets of the variable interest entity (“VIE”) that can only be used to settle obligations of the VIE. These assets include cash of $5,167, accounts receivable of $597, operating lease right of use assets of $1,192 and project assets of $100,832 as of January 31, 2022, and cash of $1,364 and project assets of $53,012 as of October 31, 2021, respectively. The consolidated liabilities as of January 31, 2022 include short-term operating lease liabilities of $142, accrued liabilities of $159 and long-term operating lease liability of $1,458. The consolidated liabilities as of October 31, 2021 were $0.

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2022	2021
Revenues:
Product	$18,000	$—
Service	2,167	4,913
Generation	7,496	4,891
Advanced Technologies	4,132	5,073
Total revenues	31,795	14,877
Costs of revenues:
Product	18,207	2,366
Service	2,372	5,099
Generation	10,722	7,115
Advanced Technologies	3,389	3,915
Total costs of revenues	34,690	18,495
Gross loss	(2,895)	(3,618)
Operating expenses:
Administrative and selling expenses	36,965	8,932
Research and development expenses	4,984	1,823
Total costs and expenses	41,949	10,755
Loss from operations	(44,844)	(14,373)
Interest expense	(1,428)	(2,545)
Change in fair value of common stock warrant liability	—	(15,974)
Loss on extinguishment of debt	—	(11,156)
Loss on extinguishment of preferred stock obligation of subsidiary	—	(934)
Other income (expense), net	152	(978)
Loss before provision for income taxes	(46,120)	(45,960)
Provision for income taxes	—	—
Net loss	(46,120)	(45,960)
Net loss attributable to redeemable noncontrolling interest	(5,496)	—
Net loss attributable to FuelCell Energy, Inc.	(40,624)	(45,960)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(41,424)	$(46,760)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.11)	$(0.15)
Basic and diluted weighted average shares outstanding	366,734,739	312,109,888

	Three Months Ended January 31,
	2022	2021
Net loss	$(46,120)	$(45,960)
Other comprehensive loss:
Foreign currency translation adjustments	(91)	58
Total comprehensive loss	$(46,211)	$(45,902)
Comprehensive loss attributable to redeemable noncontrolling interest	(5,496)	-
Comprehensive loss attributable to FuelCell Energy, Inc.	$(40,715)	$(45,902)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2021	366,618,693	$37	$1,908,471	$(1,265,251)	$(819)	$(586)	$586	$642,438	$—	$642,438
Common stock issued, non-employee compensation	20,673	—	100	—	—	—	—	100	—	100
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	60,052	—	(260)	—	—	—	—	(260)	—	(260)
Share based compensation	—	—	1,470	—	—	—	—	1,470	—	1,470
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(91)	—	—	(91)	—	(91)
Adjustment for deferred compensation	(13,232)	—	—	—	—	(64)	64	—	—	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	5,496	—	—	—	5,496	(5,496)	—
Net Loss	—	—	—	(46,120)	—	—	—	(46,120)	—	(46,120)
Balance, January 31, 2022	366,686,186	$37	$1,908,981	$(1,305,875)	$(910)	$(650)	$650	$602,233	$(5,496)	$596,737

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2020	294,706,758	$29	$1,359,454	$(1,164,196)	$(739)	$(432)	$432	$194,548	$—	$194,548
Sale of common stock, net of fees	25,000,000	3	156,363	—	—	—	—	156,366	—	156,366
Orion warrant exercises	2,700,000	—	21,824	—	—	—	—	21,824	—	21,824
Common stock issued, non-employee compensation	2,734	—	45	—	—	—	—	45	—	45
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	4,521	—	8	—	—	—	—	8	—	8
Share based compensation	—	—	1,417	—	—	—	—	1,417	—	1,417
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	58	—	—	58	—	58
Adjustment for deferred compensation	(1,669)	—	—	—	—	(30)	30	—	—	—
Release of a share reserve	(48)	—	—	—	—	—	—	—	—	—
Net Loss	—	—	—	(45,960)	—	—	—	(45,960)	—	(45,960)
Balance, January 31, 2021	322,412,296	$32	$1,538,311	$(1,210,156)	$(681)	$(462)	$462	$327,506	$—	$327,506

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(46,120)	$(45,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,470	1,417
Depreciation and amortization	5,771	5,604
Change in fair value of common stock warrant liability	-	15,974
Non-cash charge for extinguishment of preferred stock obligation of subsidiary	-	934
Non-cash interest expense on preferred stock and debt obligations	1,066	1,566
Non-cash charge for extinguishment of debt	-	7,156
Operating lease costs	395	378
Operating lease payments	(372)	(284)
Impairment of property, plant and equipment	976	—
Unrealized foreign currency losses (gains)	(82)	848
Other non-cash transactions	(316)	628
(Increase) decrease in operating assets:
Accounts receivable	(15,972)	(458)
Unbilled receivables	(4,369)	(3,466)
Inventories	(2,529)	(8,602)
Other assets	(1,994)	(954)
(Decrease) Increase in operating liabilities:
Accounts payable	2,560	(1,887)
Accrued liabilities	10,027	(5,618)
Deferred revenue	1,735	2,407
Net cash used in operating activities	(47,754)	(30,317)
Cash flows from investing activities:
Capital expenditures	(5,331)	(204)
Project asset expenditures	(10,435)	(4,387)
Net cash used in investing activities	(15,766)	(4,591)
Cash flows from financing activities:
Repayment of debt	(2,530)	(82,292)
Common stock issued for stock plans and related expenses	26	8
Contributions received from sale of redeemable noncontrolling interest	12,419	—
Payments for taxes related to net share settlement of equity awards	(285)	—
Repayment of Series 1 Preferred Share Obligation	—	(21,541)
Common stock issuance, net of fees	—	156,363
Proceeds from sale of common stock and warrant exercises, net	—	654
Payment of preferred dividends and return of capital	(800)	(800)
Net cash provided by financing activities	8,830	52,392
Effects on cash from changes in foreign currency rates	(91)	58
Net (decrease) increase in cash, cash equivalents and restricted cash	(54,781)	17,542
Cash, cash equivalents and restricted cash-beginning of period	460,212	192,052
Cash, cash equivalents and restricted cash-end of period	$405,431	$209,594
Supplemental cash flow disclosures:
Cash interest paid and early prepayment charge	$329	$8,185
Noncash financing and investing activity:
Operating lease liabilities	—	1,336
Operating lease right-of-use assets	—	1,336
Noncash reclassifications from inventory to project assets	4,217	2,072
Warrant exercises	—	21,170
Accrued purchase of fixed assets, cash to be paid in subsequent period	1,077	47
Accrued purchase of project assets, cash to be paid in subsequent period	7,640	839

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position and results of operations as of and for the three months ended January 31, 2022 and 2021 have been included. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The balance sheet as of October 31, 2021 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended October 31, 2021, which are contained in the Company’s Annual Report on Form 10-K previously filed with the SEC. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Principles of Consolidation

The unaudited consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirement for each of our variable interest entities ("VIEs"), which are tax equity partnerships further described in Note 3. “Tax Equity Financings.” This approach focuses on determining whether we have the power to direct those activities of the tax equity partnerships that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the tax equity partnerships. For all periods presented, we have determined that we are the primary beneficiary in all of our operational tax equity partnerships. We evaluate our relationships on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.

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

Liquidity

Our principal sources of cash have been sales of our common stock through public equity offerings, proceeds from third party debt, project financing and tax monetization transactions, proceeds from the sale of our projects as well as research and development and service agreements with third parties. We have utilized this cash to develop and construct project assets, perform research and development on Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of January 31, 2022, unrestricted cash and cash equivalents totaled $377.0 million compared to $432.2 million as of October 31, 2021.

On June 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC and Barclays Capital Inc. with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $500 million. From the date of the Open Market Sale Agreement through January 31, 2022, approximately 44.1 million shares were sold, resulting in gross proceeds to the Company totaling approximately $377.2 million before deducting expenses and sales commissions. Net proceeds to the Company totaled approximately $369.7 million. The Company plans to use the net proceeds from this offering to accelerate the development and commercialization of our Advanced Technologies products, including our solid oxide platform, for project development, for internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes. The remaining availability under the Open Market Sale Agreement as of the date of filing of this report is approximately $122.8 million. See Note 13. “Stockholders’ Equity and Warrant Liabilities” for additional information regarding the Open Market Sale Agreement.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, in fiscal year 2022 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its Advanced Technologies platforms, including its solid oxide, hydrogen and carbon capture platforms, (viii) implement the product cost reductions necessary to achieve profitable operations, (ix) manage working capital and the Company’s unrestricted cash balance and (x) access the capital markets to raise funds through the sale of equity securities, convertible notes, and other equity-linked instruments.

We are continually assessing different means by which to accelerate the Company’s growth, enter new markets, commercialize new products, and enable capacity expansion. Therefore, from time to time, the Company may consider and enter into agreements for one or more of the following: negotiated financial transactions, minority investments, collaborative ventures, technology sharing, transfer or other technology license arrangements, joint ventures, partnerships, acquisitions or other business transactions for the purpose(s) of geographic or manufacturing expansion and/or new product or technology development and commercialization, including hydrogen production and storage and carbon capture, sequestration and utilization technologies.

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such financing arrangements to construct and deploy our projects and facilitate the growth of our business. The Company has invested capital raised from sales of its common stock to build out its project portfolio. The Company has also utilized and expects to continue to utilize a combination of long-term debt and tax equity financing (e.g., sale-leaseback and partnership transactions) to finance its project asset portfolio as these projects commence commercial operations. The Company may also utilize the proceeds from private placements of debt securities of a portfolio of assets to finance its project asset portfolio. The proceeds of any such financing, if obtained, may allow the Company to recycle capital back to the business and to fund other projects. We may also seek to obtain additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to reduce or slow planned spending, reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There is no recently adopted accounting guidance.

Recent Accounting Guidance Not Yet Effective

There is no recent accounting guidance not yet effective that is expected to have a material impact on the Company’s financial statements when adopted.

Note 3. Tax Equity Financing

Groton Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bancorp, Inc. (“East West Bank”) for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT, also known as the Submarine Force. East West Bank’s tax equity commitment totals $15 million.

This transaction was structured as a “partnership flip”, which is a structure commonly used by tax equity investors in the financing of renewable energy projects. Under this partnership flip structure, a partnership, in this case Groton Station Fuel Cell Holdco, LLC (the “Groton Partnership”), was organized to acquire from FuelCell Energy Finance II, LLC, a wholly-owned subsidiary of the Company, all outstanding equity interests in Groton Station Fuel Cell, LLC (the “Groton Project Company”) which in turn owns the Groton Project and is the party to the power purchase agreement and all project agreements. At the closing of the transaction, the Groton Partnership is owned by East West Bank, holding Class A Units, and Fuel Cell Energy Finance Holdco, LLC, a subsidiary of FuelCell Energy Finance, LLC, holding Class B Units.  The acquisition of the Groton Project Company by the Groton Partnership was funded in part by an initial draw from East West Bank and funds contributed downstream to the Groton Partnership by the Company. The initial closing occurred on August 4, 2021, upon the satisfaction of certain conditions precedent (including the receipt of an appraisal and confirmation that the Groton Project would be eligible for the investment tax credit under Section 48 of the Internal Revenue Code of 1986, as amended).  In connection with the initial closing, the Company was able to draw down $3.0 million, of which approximately $0.8 million was used to pay closing costs including appraisal fees, title insurance expenses and legal and consulting fees. The Company is eligible to draw the remaining amount of the commitment, approximately $12 million, once the Groton Project achieves commercial operation.  When such funds are drawn down, the funds will be distributed upstream to the Company, as a reimbursement of prior construction costs incurred by the Company.

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

We have determined we are the primary beneficiary in the Groton Partnership for accounting purposes as a Variable Interest Entity (“VIE”) under GAAP. We have considered the provisions within the financing-related agreements (including the limited liability company agreement for the Groton Partnership) which grant us power to manage and make decisions affecting the operations of the Groton Partnership. We consider the rights granted to East West Bank under the agreements to be more protective in nature than participatory. Therefore, we have determined under the power and benefits criterion of Accounting Standards Codification (“ASC”) 810, Consolidations that we are the primary beneficiary of the Groton Partnership. As the primary beneficiary, we consolidate in our consolidated financial statements the financial position, results of operations and cash flows of the Groton Partnership, and all intercompany balances and transactions between us and the Groton Partnership are eliminated in the consolidated financial statements. We recognized East West Bank’s share of the net assets of the Groton Partnership as redeemable noncontrolling interests and noncontrolling interests in our Consolidated Balance Sheets. The income or loss allocations reflected in our Consolidated Statements of Operations and Comprehensive Loss may create volatility in our reported results of operations, including potentially changing net loss attributable to stockholders to net income attributable to stockholders, or vice versa, from quarter to quarter. Once the Groton Project is operational, we will allocate profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the partnership flip structure. There was nothing allocated to noncontrolling interest for the three months ended January 31, 2022.

Yaphank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in November 2021 with Renewable Energy Investors, LLC (“REI”) , a subsidiary of Franklin Park Infrastructure, LLC, for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank Long Island. REI’s tax equity commitment totals $12.4 million.

This transaction was structured as a “partnership flip,” which is a structure commonly used by tax equity investors in the financing of renewable energy projects. Under this partnership flip structure, a partnership, in this case YTBFC Holdco, LLC (the “Yaphank Partnership”), was organized to acquire from FuelCell Energy Finance II, LLC, a wholly-owned subsidiary of the Company, all outstanding equity interests in Yaphank Fuel Cell Park, LLC (the “Yaphank Project Company”) which in turn owns the LIPA Yaphank Project and is the party to the power purchase agreement and all project agreements. At the closing of the transaction, the Yaphank Partnership is owned by REI, holding Class A Units, and FuelCell YT Holdco LLC, a subsidiary of FuelCell Energy Finance, LLC, holding Class B Units. The acquisition of the Yaphank Project Company by the Yaphank Partnership was funded in part by an initial draw from REI and funds contributed downstream to the Yaphank Partnership by the Company. The initial funding occurred on December 13, 2021, upon the satisfaction of certain conditions precedent (including the receipt of an appraisal and confirmation that the LIPA Yaphank Project would be eligible for the investment tax credit (“ITC”) under Section 48 of the Internal Revenue Code of 1986, as amended).  In connection with the initial closing, the Company was able to draw down approximately $3.2 million, of which approximately $0.4 million was used to pay closing costs, including title insurance expenses and legal and consulting fees. The Company drew down the remaining amount of the commitment, approximately $9.2 million, in

December 2021 and January 2022, after the LIPA Yaphank Project achieved commercial operation. These proceeds were partially offset by legal and advisory fees of approximately $0.3 million.

Under a partnership flip structure, tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, REI will receive substantially all of the non-cash value attributable to the LIPA Yaphank Project, which includes accelerated depreciation and Section 48(a) investment tax credits; however, the Company will receive a majority of the cash distributions (based on the operating income of the LIPA Yaphank Project), which are paid quarterly. After REI receives its contractual rate of return, the Company will receive approximately 95% of the cash and tax allocations. The Company (through a separate wholly owned entity) may enter into a back leverage debt financing transaction and use the cash distributions from the Yaphank Partnership to service the debt.

Under this partnership flip structure, after the fifth anniversary following commercial operations, we have an option to acquire all of the equity interests that REI holds in the Yaphank Partnership starting after REI receives its contractual rate of return (the anticipated “flip” date) after the LIPA Yaphank Project is operational. If we exercise this option, we will be required to pay the greater of the following: (i) the fair market value of REI's equity interest at the time the option is exercised or (ii) an amount equal 10.3% of REI’s capital contributions. This option payment is to be grossed up for federal taxes if it exceeds the tax basis of the Yaphank Partnership Class A Units.

We have determined we are the primary beneficiary in the Yaphank Partnership for accounting purposes as a VIE under GAAP. We have considered the provisions within the financing-related agreements (including the limited liability company agreement for the Yaphank Partnership) which grant us power to manage and make decisions affecting the operations of the Yaphank Partnership. We consider that the rights granted to REI under the agreements to be more protective in nature rather than participatory. Therefore, we have determined under the power and benefits criterion of ASC 810, Consolidations that we are the primary beneficiary of the Yaphank Partnership. As the primary beneficiary, we consolidate in our consolidated financial statements the financial position, results of operations and cash flows of the Yaphank Partnership, and all intercompany balances and transactions between us and the Yaphank Partnership are eliminated in the consolidated financial statements. We recognized REI’s share of the net assets of the Yaphank Partnership as redeemable noncontrolling interests and noncontrolling interests in our Consolidated Balance Sheets. The income or loss allocations reflected in our Consolidated Statements of Operations and Comprehensive Loss may create volatility in our reported results of operations, including potentially changing net loss attributable to stockholders to net income attributable to stockholders, or vice versa, from quarter to quarter. We allocate profits and losses to noncontrolling interests under the HLBV method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the partnership flip structure. For the three months ended January 31, 2022, net loss allocated to noncontrolling interests totaled $5.5 million.

Note 4. Revenue Recognition

Contract Balances

Contract assets as of January 31, 2022 and October 31, 2021 were $24.9 million and $20.5 million, respectively. The contract assets relate to the Company’s rights to consideration for work performed but not billed. These amounts are included on a separate line item as Unbilled receivables for amounts expected to be billed within one year from the balance sheet date, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. The net change in contract assets represents amounts recognized as revenue offset by customer billings.

Contract liabilities as of January 31, 2022 and October 31, 2021 were $34.5 million and $36.7 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to license performance obligations that will be recognized at a future point in time. The Company discontinued revenue recognition of the deferred license revenue related to the POSCO Energy License Agreements in July 2020 given the then pending arbitrations. As of January 31, 2022, $22.2 million related to the POSCO Energy License Agreements has been reclassified from deferred revenue to customer deposits within Long-term deferred revenue and customer deposits on the accompanying Consolidated Balance Sheets.

The net change in contract liabilities represents customer billings offset by revenue recognized.

Contract modification

As a result of the settlement reached with POSCO Energy Co., Ltd. (“POSCO Energy”) (see Note 19. “Commitments and Contingencies” for further background), the Company evaluated the license agreements with POSCO Energy as well as all of the terms of the settlement agreement, which was effective December 20, 2021 (the “Settlement Agreement”).  As part of this analysis, the Company considered the accounting surrounding the execution of the Settlement Agreement, reviewed all elements related to the license agreements with POSCO Energy and the Settlement Agreement and considered any potential contingencies in the license agreements and whether any proceeds were related to the litigation settlement.

Under the terms of the Settlement Agreement, the Company agreed that the license agreements are not terminated, but instead are deemed to be amended such that POSCO Energy and its subsidiary, Korea Fuel Cell Co., Ltd. (“KFC”, and with POSCO Energy, collectively, “PE Group”), only have the right (i) to provide maintenance and repair services to PE Group’s existing customers on existing molten carbonate power generation and thermal projects under long-term service agreements currently in force as well as long-term service agreements that have expired and are pending renewal as of the settlement date (collectively, “Existing LTSAs”), (ii) to supply replacement modules purchased from the Company only for their existing customers for existing molten carbonate power generation and thermal projects under Existing LTSAs and (iii) to own, operate and maintain all facilities and factories solely for the purposes set forth in (i) and (ii) above (collectively, the “Right to Service License”) and further agreed to sell modules with a service warranty pursuant to a module sales agreement to be negotiated by the parties after execution of the Settlement Agreement. As such, the Company has considered the execution of the Settlement Agreement to be a contract modification as it results in a change in both the scope and price of a contract with a customer.  Therefore, the Company will account for such modification under the contract modification guidance included within ASC 606 (Revenue from Contracts with Customers).  Further, the Company noted that none of the parties to the Settlement Agreement specifically acknowledged any payment of damages or reimbursement of any costs related to the matters settled under the Settlement Agreement, which supports the conclusion that the overall settlement is a form of contract modification. Additionally, the transaction price allocated to the modified contract does not exceed the stand-alone selling prices (“SSP”) of the performance obligations under the modified contract (i.e., there is no indication of a premium that would indicate that a portion of the transaction price relates to something other than the promised goods or services).

The Company has identified two revenue elements of the Settlement Agreement related to module sales which include the sale of the module and an extended warranty. The Company assessed the SSP of the modules utilizing a cost-plus margin approach to arrive at $3.0 million per module which will be recognized upon title transfer consistent with the Company’s established revenue recognition policies.  The Company is also providing an extended warranty for up to seven years with each module. This SSP was separately evaluated and determined to be $0.67 million per module. This revenue recognition will be recognized over time as the modules perform. In its analysis, the Company determined that it is probable that PE Group will exercise its option to purchase an additional 14 modules (with an extended warranty) beyond the firm order of 20 modules, to which it is contractually committed. Given that the license rights for which the Company was previously recognizing revenue are no longer in place and the Company now has a new revenue stream from the enhanced warranty, the $22.2 million of deferred license revenue has been recharacterized to customer deposit. The Company will monitor the value of this deferred revenue (and related cost obligations) based on the performance of the modules and make adjustments as necessary.

EMRE Joint Development Agreement

Effective as of October 31, 2019, the Company entered into a Joint Development Agreement (as amended, the “EMRE Joint Development Agreement”) with ExxonMobil Research and Engineering Company (“EMRE”), pursuant to which the Company has engaged in exclusive research and development efforts with EMRE to evaluate and develop new and/or improved carbonate fuel cells to reduce carbon dioxide emissions from industrial and power sources, in exchange for (i) payment by EMRE of certain fees and costs as well as certain milestone-based payments to be paid only if certain technological milestones are met, and (ii) certain licenses.

Effective as of October 31, 2021, the Company and EMRE entered into in Amendment No. 1 to the EMRE Joint Development Agreement and agreed, among other things, to extend the term of the EMRE Joint Development Agreement for an additional six months, ending on April 30, 2022 (unless terminated earlier). This extension allows for the continuation of research that would enable incorporation of design improvements to the Company’s current fuel cell design in order to support a decision to use the improvements in a potential future demonstration of the technology for capturing carbon at ExxonMobil’s Rotterdam refinery in The Netherlands (such demonstration, the “Rotterdam Project”) and provided additional time to achieve the first milestone under the EMRE Joint Development Agreement.

In a related letter agreement between the Company and EMRE dated as of October 28, 2021 and executed on October 29, 2021(the “Letter Agreement”), the Company agreed to invest with EMRE in the Rotterdam Project, should EMRE move forward with the Rotterdam Project. In the Letter Agreement, the Company agreed that, if (i) the Company achieves the first milestone and (ii) EMRE and the Company execute a contractual agreement to proceed with the Rotterdam Project, then at EMRE’s option, the Company will either make an investment in the amount of $5.0 million in the Rotterdam Project or discount EMRE’s purchase of the Company’s fuel cell module and detailed engineering design, as agreed to by the parties, required for the Rotterdam Project by said amount.

During the three months ended January 31, 2022, the Company achieved the first technical milestone under the EMRE Joint Development Agreement and expects to receive payment of $5.0 million. The Company has not recognized revenue in connection with this milestone achievement as a result of its agreement, in the Letter Agreement described above, to either make a $5.0 million investment in the Rotterdam Project or discount EMRE’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project by $5.0 million, should the Company enter into a contract with EMRE to proceed with the Rotterdam Project. The Company will continue to evaluate revenue recognition of this milestone achievement as project negotiations with ExxonMobil (or a subsidiary thereof) evolve.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of January 31, 2022, the Company’s total remaining performance obligations were: $60.2 million for product revenue, $123.7 million for service agreements, and $31.7 million for Advanced Technologies contracts in the aggregate. Service revenue in periods in which there are no module exchanges is expected to be relatively consistent from period to period, whereas module exchanges will result in an increase in revenue when exchanges occur.

Note 5. Accounts Receivable, Net and Unbilled Receivables

Accounts receivable, net and Unbilled receivables as of January 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	January 31,	October 31,
	2022	2021
Commercial Customers:
Amount billed	$30,009	$13,854
Unbilled receivables (1)	10,077	7,175
	40,086	21,029
Advanced Technologies (including U.S. government(2)):
Amount billed	693	876
Unbilled receivables	3,481	1,749
	4,174	2,625
Accounts receivable, net and unbilled receivables	$44,260	$23,654

(1)	Additional long-term unbilled receivables of $11.3 million and $11.6 million are included within “Other Assets” as of January 31, 2022 and October 31, 2021, respectively.
(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of January 31, 2022 and October 31, 2021 were $1.7 million and $2.3 million, respectively.

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

The Company had no allowance for doubtful accounts as of January 31, 2022 and October 31, 2021. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Note 6. Inventories

Inventories (short and long-term) as of January 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	January 31,	October 31,
	2022	2021
Raw materials	$27,914	$25,968
Work-in-process (1)	42,058	45,692
Inventories	69,972	71,660
Inventories – short-term	(65,386)	(67,074)
Inventories – long-term (2)	$4,586	$4,586
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements. Included in work-in-process as of January 31, 2022 and October 31, 2021 was $26.5 million and $39.7 million, respectively, of completed standard components and modules.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

The Company incurred costs associated with excess plant capacity and manufacturing variances of $3.2 million and $2.0 million for the three months ended January 31, 2022 and 2021, respectively, which were included within product cost of revenues on the Consolidated Statements of Operations and Comprehensive Loss. The increase in manufacturing variances is primarily the result of a fixed asset impairment charge of approximately $1.0 million for the three months ended January 31, 2022 (related to a conditioning facility in Danbury, CT, which is being replaced by a new facility in Torrington, CT as a part of our fiscal year 2022 capital investments) and accrued warranty cost of approximately $0.2 million associated with the module sales to KFC discussed above.

Note 7. Project Assets

Project assets as of January 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	January 31,	October 31,	Estimated
	2022	2021	Useful Life
Project Assets – Operating	$165,461	$116,286	5-20 years
Accumulated depreciation	(20,451)	(19,844)
Project Assets – Operating, net	145,010	96,442
Project Assets – Construction in progress	90,592	126,835	7-20 years
Project Assets, net	$235,602	$223,277

The estimated useful lives of these project assets are 20 years from commencement date for balance of plant (“BOP”) and site construction, and four to seven years for modules. Project assets as of January 31, 2022 and October 31, 2021 included ten and nine, respectively, completed, commissioned installations generating power with respect to which the Company has a power purchase agreement (“PPA”) with the end-user of power and site host with a net aggregate value of $145.0 million and $96.4 million as of January 31, 2022 and October 31, 2021, respectively. Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”) and Crestmark Equipment Finance (“Crestmark”).

Project assets as of January 31, 2022 and October 31, 2021 also include installations with carrying values of $90.6 million and $126.8 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs and which have not yet been placed in service.

Included in “Construction in progress” is the 2.3 MW Toyota project. It was determined in the fourth quarter of fiscal year 2021 that a potential source of renewable natural gas (“RNG”) at favorable pricing was no longer sufficiently probable and that market pricing for RNG has significantly increased, resulting in the determination that the carrying value of the project asset is no longer recoverable. Refer to Note 19. “Commitments and Contingencies” for more information regarding fuel risk exposure. While the Company is pursuing alternative sources of RNG, a $2.8 million charge was recorded which represents the carrying value of the project asset less the carrying value of inventory components that could be redeployed for alternative use. As this project is being constructed, only amounts that can be redeployed for alternative use are being capitalized. The balance of costs incurred are being expensed as generation cost of revenues.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows. The proceeds received from the sale and subsequent leaseback of project assets are classified as “Cash flows from financing activities” within the Consolidated Statements of Cash Flows and are classified as a financing obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 17. “Debt” for more information).

Note 8. Goodwill and Intangible Assets

As of January 31, 2022 and October 31, 2021, the Company had goodwill of $4.1 million and intangible assets of $18.3 million and $18.7 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and the 2019 Bridgeport Fuel Cell Project acquisition. The Versa acquisition intangible asset represents an indefinite-lived in-process research and development intangible asset for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. Amortization expense for the Bridgeport Fuel Cell Project-related intangible asset for each of the three months ended January 31, 2022 and 2021 was $0.3 million.

The following tables summarize the Company’s intangible assets as of January 31, 2022 and October 31, 2021 (in thousands):

As of January 31, 2022	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$—	$9,592
Bridgeport PPA	12,320	(3,566)	8,754
Total	$21,912	$(3,566)	$18,346

As of October 31, 2021	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$—	$9,592
Bridgeport PPA	12,320	(3,242)	9,078
Total	$21,912	$(3,242)	$18,670

Note 9. Other Current Assets

Other current assets as of January 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	January 31,	October 31,
	2022	2021
Advance payments to vendors (1)	$4,409	$4,005
Prepaid expenses and other (2)	5,355	5,172
Other current assets	$9,764	$9,177
(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)	Primarily relates to other prepaid vendor expenses including insurance expense.

Note 10. Other Assets

Other assets as of January 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	January 31,	October 31,
	2022	2021
Long-term stack residual value (1)	$—	$263
Long-term unbilled receivables (2)	11,316	11,581
Other (3)	6,924	5,154
Other assets	$18,240	$16,998
(1)	Relates to estimated residual value for module exchanges performed under the Company’s service agreements where the useful life extends beyond the contractual term of the service agreement and the Company obtains title for the module from the customer upon expiration or non-renewal of the service agreement. If the Company does not obtain rights to title from the customer, the full cost of the module is expensed at the time of the module exchange.
(2)	Represents unbilled receivables that relate to revenue recognized on customer contracts that will be billed in future periods in excess of 12 months from the balance sheet date.
(3)	The Company entered into an agreement with one of its customers on June 29, 2016 which includes payments for the purchase of the customer’s power platforms by the Company at the end of the term of the agreement. The payments are to be made in installments over the term of the agreement and the total amount paid as of each of January 31, 2022 and October 31, 2021 was $2.2 million. Also included within “Other” are long-term security deposits and prepaid withholding taxes on deferred revenue as of January 31, 2022 and October 31, 2021.

Note 11. Accrued Liabilities

Accrued liabilities as of January 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	January 31,	October 31,
	2022	2021
Accrued payroll and employee benefits	$2,723	$2,544
Accrued product warranty cost (1)	297	72
Accrued service agreement and PPA costs (2)	8,667	9,112
Accrued legal, taxes, professional and other (3)	14,301	4,371
Accrued liabilities	$25,988	$16,099
(1)	The increase in accrued product warranty cost reflects the costs associated with the warranties provided under the POSCO Energy Settlement Agreement. Product warranty expense for the three months ended January 31, 2022 and 2021 was $0.2 million and $0.03 million, respectively.
(2)	Accrued service agreement costs include loss accruals on service agreements of $5.8 million and $6.5 million as of January 31, 2022 and October 31, 2021, respectively. The decrease is the result of realization of losses for the quarter ended January 31, 2022. The accruals for performance guarantees on service agreements and PPAs increased from $2.5 million as of October 31, 2021 to $2.7 million as of January 31, 2022.
(3)	The increase in legal accrual reflects the $10 million payable to Wiley Rein, LLP out of the agreed $24 million related to the Settlement Agreement as $14 million was paid on December 30, 2021.

Note 12. Leases

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

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company’s obligation to make lease payments arising from the lease over the lease term at the commencement date of the lease. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate based on the information available in determining the present value of lease payments and used the implicit rate when readily determinable. The Company determined incremental borrowing rates through market sources for secured borrowings including relevant industry rates. The Company’s operating lease ROU assets also include any lease pre-payments and exclude lease incentives. Certain of the Company’s leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from lease ROU assets and lease liabilities, to the extent not considered in-substance fixed, and instead, expenses variable payments as incurred. Variable lease expense and lease expense for short term contracts are not material components of lease expense. The Company’s leases generally have remaining lease terms of 1 to 26 years, some of which include options to extend leases. The exercise of lease renewal options is at the Company’s sole discretion and the Company’s lease ROU assets and liabilities reflect only the options the Company is reasonably certain that it will exercise. The Company does not have leases with residual value guarantees or similar covenants.

Operating lease expense for each of the three months ended January 31, 2022 and 2021 was $0.4 million. As of January 31, 2022, the weighted average remaining lease term (in years) was approximately 20 years and the weighted average discount rate was 8.2%. Lease payments made during the three months ended January 31, 2022 and 2021 were $0.4 million and $0.3 million, respectively.

Undiscounted maturities of operating lease and finance lease liabilities are as follows:

	Operating Leases	Finance Leases
Due Year 1	$1,515	$53
Due Year 2	1,002	49
Due Year 3	854	—
Due Year 4	774	—
Due Year 5	779	—
Thereafter	13,998	—
Total undiscounted lease payments	18,922	102
Less imputed interest	(10,088)	(11)
Total discounted lease payments	$8,834	$91

Note 13. Stockholders’ Equity and Warrant Liabilities

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

As of January 31, 2022, the remaining availability under the Open Market Sale Agreement totaled $122.8 million. There were no sales under the Open Market Sale Agreement during the quarter ended January 31, 2022.

Outstanding Warrants

The following table summarizes outstanding warrant activity during the three months ended January 31, 2022:

Series C Warrants
Balance as of October 31, 2021	950,102
Warrants issued	—
Warrants exercised	—
Balance as of January 31, 2022	950,102

The Series C warrants, which were issued in May 2017, have an exercise price of $19.20 per share and a term of five years. The Series C warrants contain provisions regarding adjustments to their exercise price and the number of shares of common stock issuable upon exercise.

Note 14. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of January 31, 2022, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of January 31, 2022 and October 31, 2021, there were 64,020 shares of

Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash during each of the three-month periods ended January 31, 2022 and 2021.

Note 15. Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended January 31,
	2022	2021
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(40,624)	$(45,960)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(41,424)	$(46,760)
Denominator
Weighted average common shares outstanding – basic	366,734,739	312,109,888
Effect of dilutive securities (1)	—	—
Weighted average common shares outstanding – diluted	366,734,739	312,109,888
Net loss to common stockholders per share – basic	$(0.11)	$(0.15)
Net loss to common stockholders per share – diluted (1)	$(0.11)	$(0.15)
(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of January 31, 2022 and 2021, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	January 31,	January 31,
	2022	2021
May 2017 Offering – Series C Warrants	950,102	964,128
Outstanding options to purchase common stock	22,432	23,891
Unvested Restricted Stock Awards	—	538
Unvested Restricted Stock Units	3,276,776	2,914,459
5% Series B Cumulative Convertible Preferred Stock	37,837	37,837
Total potentially dilutive securities	4,287,147	3,940,853

Note 16. Restricted Cash

As of January 31, 2022 and October 31, 2021, there was $28.5 million and $28.0 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	January 31,	October 31,
	2022	2021
Cash Restricted for Outstanding Letters of Credit (1)	$4,891	$6,478
Cash Restricted for PNC Sale-Leaseback Transactions (2)	4,045	5,514
Cash Restricted for Crestmark Sale-Leaseback Transactions (3)	2,888	2,887
Bridgeport Fuel Cell Park Project Debt Service and Performance Reserves (4)	14,528	11,937
Other	2,116	1,183
Total Restricted Cash	28,468	27,999
Restricted Cash and Cash Equivalents – Short-Term (5)	(12,643)	(11,268)
Restricted Cash and Cash Equivalents – Long-Term	$15,825	$16,731
(1)	Letters of credit outstanding as of January 31, 2022 expire on various dates through August 2028.
(2)	Long and short-term reserve that is to be used primarily to fund future module exchanges for operating projects falling under the PNC sale leaseback obligations. The decrease in restricted cash at January 31, 2022 compared to October

31, 2021 is a result of the Company’s performance in completing certain module replacements, which resulted in cash being categorized as unrestricted.
(3)	Long and short-term reserve that is to be used primarily to fund future module exchanges and other performance obligations.
(4)	Long and short-term reserves for the Bridgeport Fuel Cell Park Project to fund future module exchanges and other performance requirements.
(5)	Short-term restricted cash and cash equivalents are amounts expected to be released and categorized as unrestricted cash within twelve months of the balance sheet date.

Note 17. Debt

Debt as of January 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	January 31,	October 31,
	2022	2021
Connecticut Green Bank Loan	4,800	4,800
Connecticut Green Bank Loan (Bridgeport Fuel Cell Project)	4,121	4,318
Liberty Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	6,944	7,465
Fifth Third Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	6,944	7,465
Finance obligation for sale-leaseback transactions	56,381	56,492
State of Connecticut Loan	8,412	8,622
Finance lease obligations	91	102
Deferred finance costs	(1,447)	(1,556)
Total debt and financing obligations	$86,246	$87,708
Current portion of long-term debt and financing obligations	(9,722)	(10,085)
Long-term debt and financing obligations	$76,524	$77,623

Note 18. Benefit Plans

We have stockholder approved equity incentive plans, a stockholder approved Employee Stock Purchase Plan and an employee tax-deferred savings plan. During the three months ended January 31, 2022, the Company’s Board of Directors approved a sub-plan to its 2018 Omnibus Incentive Plan, as amended and restated, which is described in more detail below.

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

On December 10, 2021, the Company’s Board of Directors approved a Long Term Incentive Plan (the “LTI Plan”) as a sub-plan consisting of awards made under the 2018 Incentive Plan. The participants in the LTI Plan include members of senior management and the Company’s named executive officers (as identified in the definitive proxy statement filed by the Company on February 22, 2022). The LTI Plan consists of two award components: (1) relative total shareholder return (“TSR”) performance units, and (2) time-vesting restricted stock units. The performance units granted during the three months ended January 31, 2022 will be earned over the performance period ending on October 31, 2024, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR performance units is the TSR of the Company relative to the TSR of the Russell 2000 from November 1, 2021 through October 31, 2024. In addition to senior management, the Board of Directors also approved time-based awards to certain salaried employees to promote ownership of the Company’s equity and retention. The time-vesting RSUs granted during the three months ended January 31, 2022 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant. None of the awards granted as part of the LTI Plan include any dividend equivalent or other stockholder rights. To the extent the awards are earned, they may be settled in shares or cash of an equivalent value at the Company’s option.

On December 10, 2021, 642,464 time-vesting restricted stock units and 169,026 performance units were awarded under the LTI Plan. Should the Company’s share price achieve the 200% performance level, awardees will receive up to 169,026 additional performance units. The performance units were valued based on a Monte-Carlo Simulation, and the estimated fair value of the 169,026 relative TSR performance units was $11.70 per share. The performance units and time-vesting restricted stock units are expensed over the three-year service period.

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months Ended January 31,
	2022	2021
Cost of revenues	$153	$178
General and administrative expense	1,178	1,163
Research and development expense	78	30
	$1,409	$1,371

Restricted Stock Awards and Restricted Stock Units Including Performance Based Awards

The following table summarizes our RSA and RSU activity for the three months ended January 31, 2022:

Restricted Stock Awards and Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2021	2,543,541	$5.08
Granted – performance units	169,026	11.70
Granted – time-vesting restricted stock units	652,597	9.20
Vested	(88,388)	3.54
Outstanding as of January 31, 2022	3,276,776	$6.27

Note 19. Commitments and Contingencies

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

Impact of the COVID-19 Pandemic

During fiscal year 2020, the Company launched a proactive response to the escalating COVID-19 outbreak and temporarily suspended operations at its Torrington, CT manufacturing facility in March 2020. The Company also commenced remote work protocol for those employees worldwide that were capable of working from home. The Company took these actions to secure the safety of the Company’s employees, our corporate community as a whole, and the communities in which our team members live, and to adhere to Centers for Disease Control and Prevention (“CDC”) recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. All employees that were not able to work from home during the manufacturing facility shutdown due to their job function received full wages and benefits during such time. We did not implement any furlough, layoff or shared work program during such time. The Company resumed manufacturing in June 2020 and the Torrington, Connecticut manufacturing facility employees returned to work. We established a phased-in return to work schedule commencing March 15, 2021 for those employees working from home which was completed in April 2021. In December of 2021, we instructed certain employees to work from home as a result of a rise in cases in the northeastern United States. We lifted this mandate at the end of January 2022.  We will continue to evaluate our ability to operate in the event of a resurgence of COVID-19 and the advisability of continuing operations based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders. In addition, given the continued elevated number of  COVID-19 cases throughout the U.S. as a result of the highly transmissible Delta and Omicron variants, the Company instituted policies to protect its employees and customers  such as a mandatory vaccination policy which required all U.S. employees to be fully vaccinated by November 1, 2021 or seek a qualified religious and/or medical exemption with weekly testing protocols.

Other

As of January 31, 2022, the Company had unconditional purchase commitments aggregating $85.4 million for materials, supplies and services in the normal course of business.

Legal Proceedings

POSCO Energy Matters

Background and Description of Proceedings

From approximately 2007 through 2015, the Company relied on POSCO Energy to develop and grow the South Korean and Asian markets for its products and services. The Company received upfront license payments and was entitled to receive royalty income from POSCO Energy pursuant to certain manufacturing and technology transfer agreements, including the Alliance Agreement dated February 7, 2007 (and the amendments thereto), the Technology Transfer, License and Distribution Agreement dated February 7, 2007 (and the amendments thereto), the Stack Technology Transfer and License Agreement dated October 27, 2009 (and the amendments thereto), and the Cell Technology Transfer and License Agreement dated October 31, 2012 (and the amendments thereto) (collectively, the “License Agreements”). The License Agreements provided POSCO Energy with the exclusive technology rights to manufacture, sell, distribute and service the

Company’s SureSource 300, SureSource 1500 and SureSource 3000 fuel cell technology in the South Korean and broader Asian markets.

In November 2019, POSCO Energy spun-off its fuel cell business into a new entity, KFC, without the Company’s consent. As part of the spin-off, POSCO Energy transferred manufacturing and service rights under the License Agreements to KFC, but retained distribution rights and severed its own liability under the License Agreements. The Company formally objected to POSCO Energy’s spin-off, and POSCO Energy posted a bond to secure any liabilities to the Company arising out of the spin-off. In September 2020, the Korean Electricity Regulatory Committee found that POSCO Energy’s spin-off of the fuel cell business to KFC may have been done in violation of South Korean law.

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

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against the Company at the International Court of Arbitration of the International Chamber of Commerce seated in Singapore, in which it alleged certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and sought combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to the Company by Korea Southern Power Company (“KOSPO”) as part of such warranty claims, which delayed receipt of certain payments owed to the Company. POSCO Energy subsequently sought additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on unspecified warranty claims in an additional amount of approximately $7 million, and additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on its alleged counterclaims in the license termination arbitration described below in an additional amount of approximately $110 million. As of January 31, 2022, outstanding accounts receivable due from KOSPO were $11.2 million. POSCO Energy posted a bond in the amount of $46 million to secure any damages to the Company resulting from the attachments.

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

Settlement Agreement

In order to resolve the disputes described above (other than the books and records dispute which was previously resolved by the Court), on December 20, 2021, the Company entered into the Settlement Agreement with PE Group. The Settlement Agreement provides, among other things, that the parties will cooperate in good faith to effect a market transition to the Company of the molten carbonate fuel cell business in Korea in accordance with the terms and conditions of the Settlement Agreement. To that end, the Settlement Agreement provides that any and all past, current, or potential disputes and claims between the Company, on the one hand, and POSCO Energy and KFC, on the other, of any nature whatsoever, whether known or unknown, asserted or not asserted, based on actions or omissions of any party on or before the date of Settlement Agreement are fully and finally settled, including such disputes and claims, directly or indirectly, in connection with the legal disputes (other than the books and records dispute which was previously resolved by the Court) and License Agreements described above, with the exception of (i) an unfiled claim by the Company in the amount of approximately $1.8 million with respect to certain royalties the Company believes are owed by POSCO Energy with respect to replacement modules deployed by POSCO Energy at Gyenonggi Green Energy and other sites for which POSCO Energy has not paid royalties, and (ii) an unfiled claim by POSCO Energy in an unknown amount with respect to a series of purchase orders for materials and components which began in 2014 under a supply chain contract, both of which claims remain unsettled. The Company does not believe the claim by POSCO Energy with respect to purchase orders for materials and components under the supply chain contract has merit and the Company retains the right to file a counterclaim for damages it believes it has incurred with respect to such supply chain contract. With respect to the attachments obtained by POSCO Energy from the Seoul Central District Court (as described above), the Settlement Agreement provides that, within five days of the date of the Settlement Agreement, POSCO Energy will file an application with the Seoul Central District Court to revoke the attachments. The Seoul Central District Court has received the application, and the Company is in the process of recovering the outstanding KOSPO accounts receivable of approximately $11.2 million held by the Seoul Central District Court.

Under the Settlement Agreement, the parties have also agreed that, within five days of the date thereof, the Company will withdraw its objection to the spin-off of KFC from POSCO Energy, and that the License Agreements are not terminated, but instead are deemed to be amended such that PE Group only has the Right to Service License (as defined above). POSCO Energy and KFC further agree that, as of the date of the Settlement Agreement, the License Agreements are deemed to be amended such that the Company exclusively enjoys all rights as to its technology in Korea and Asia, other than the Right to Service License. The Settlement Agreement further provides that the License Agreements will terminate automatically upon sixty days prior written notice to PE Group if (i) the Company enters into a business collaboration agreement with a Korean company to construct, assemble, manufacture, market, sell, distribute, import, export, install, commission, service, maintain, or repair products incorporating the Company’s technology, or otherwise conduct the Company’s business, in the Korean market; or (ii) the Company expands the capacity of its existing Korean entity such as to perform such activities itself. In the event of the termination of the License Agreements, the license granted to PE Group under the Right to Service License will continue notwithstanding the termination of the License Agreements, except that PE Group’s right to own, operate, and maintain all facilities and factories for the purpose of servicing any orders or requests made by the Company will terminate. For the avoidance of doubt, pursuant to the terms of the Settlement Agreement, PE Group has no right to manufacture modules or any other product incorporating the Company’s technology under the License Agreements as amended, the Right to Service License or otherwise unless requested and authorized by the Company to do so.

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

The Company received a firm, non-cancelable order from KFC for twelve SureSource 3000 modules. Six of these modules were delivered Ex Works from the Company’s facility in Torrington, Connecticut in January 2022.

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

Although the Company has the exclusive and unrestricted right under the Settlement Agreement to perform, pursue, and otherwise conduct its business in relation to new fuel cell projects (including new projects with PE Group’s existing customers) in Korea and Asia, the parties have agreed that, except as further provided in the Settlement Agreement with respect to PE Group’s existing customers Noeul Green Energy and Godeok Green Energy, the Company will not engage in discussions with PE Group’s existing customers regarding Existing LTSAs without PE Group’s consent. The parties have further agreed that if PE Group cannot enter into an agreement with its existing customers to extend or renew Existing LTSAs by December 31, 2022, PE Group will cooperate with the Company so that the Company may discuss and, at the Company’s sole discretion, enter into an extension of an Existing LTSA, a new long-term service agreement to replace an Existing LTSA, or a module sales agreement with PE Group’s existing customers; provided that (i) should the Company enter into such an arrangement with a PE Group existing customer, (ii) the Company is required to provide replacement modules to such existing customer under such arrangement, and (iii) PE Group has not already deployed all or some the modules that PE Group ordered under Settlement Agreement, the Company will purchase the number of required replacement modules from PE Group at a price of $3.0 million per module (to the extent such modules are available and have not yet been deployed). The purchase of such replacement modules by the Company is contingent upon the modules being in proper condition as determined by inspection process to be agreed by the parties. Any modules purchased by the Company from PE Group under these terms will be included as part of the firm orders KFC is required to make pursuant to the Settlement Agreement.

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

With respect to BOP, KFC currently has eight units of BOP available, and the Settlement Agreement provides that the Company has the option to purchase such units of BOP for any new molten carbonate fuel cell projects within Korea at a price of KRW 2,550,000,000 (or USD $2,116,500) per unit. The Company will also have a non-exclusive, non-transferrable, non-sublicensable license to use the intellectual property imbedded in the BOP units in Korea in consideration for a reasonable license fee to be separately agreed by the parties. Detailed terms and conditions of BOP and related software and firmware supply will be discussed and agreed in good faith in separate BOP supply agreements in the event the Company exercises its option to purchase any of such BOP.

As described above, the Company retained outside counsel on a contingency basis to pursue its claims against POSCO Energy and KFC, and outside counsel entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration proceedings brought by the Company against POSCO Energy and KFC. As the Company has entered into the Settlement Agreement, it is required to remit fees to its counsel, Wiley Rein, LLP (“Wiley”), subject to the terms of its engagement letter with Wiley. On December 23, 2021, the Company agreed that it would pay Wiley a total of $24.0 million to satisfy all obligations to Wiley under the Company’s engagement letter (which is included in Administrative and selling expenses on the Consolidated Statements of Operations and Comprehensive Loss). Of this amount, $14.0 million was paid on December 30, 2021, $5.0 million will be paid on or before March 30, 2022, and $5.0 million will be paid on or before June 30, 2022.

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

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements, including, without limitation, the risks described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 and in the section below entitled “Item 1A. Risk Factors,” and the following risks and uncertainties:  general risks associated with product development and manufacturing; general economic conditions; changes in interest rates, which may impact project financing; supply chain disruptions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and fuel cell power plants configured for carbon capture or carbon separation; potential volatility of commodity and energy prices that may adversely affect our projects; availability of government subsidies and economic incentives for alternative energy technologies; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations and the listing rules of The Nasdaq Stock Market (“Nasdaq”); rapid technological change; competition; the risk that our bid awards will not convert to contracts or that our contracts will not convert to revenue; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government and third parties to terminate their development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; our ability to successfully market and sell our products internationally; our ability to implement our strategy; our ability to reduce our levelized cost of energy and deliver on our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our products will not occur when anticipated or, if it does, that we will not have adequate capacity to satisfy demand; our need for and the availability of additional financing; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our platforms and to meet the performance requirements of our contracts; our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies; changes by the U.S. Small Business Administration or other governmental authorities to, or with respect to the implementation or interpretation of, the Coronavirus Aid, Relief, and Economic Security Act, the Paycheck Protection Program or related administrative matters; and concerns with, threats of, or the consequences of, pandemics, contagious diseases or health epidemics, including the novel coronavirus (“COVID-19”), and resulting supply chain disruptions, shifts in clean energy demand, impacts to our customers’ capital budgets and investment plans, impacts to our project schedules, impacts to our ability to service existing projects, and impacts on the demand for our products.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities, as well as management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), lease liabilities and right-of-use (“ROU”) assets, and contingencies, and in management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 filed with the Securities and Exchange Commission (“SEC”). Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

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

Comparison of Three Months Ended January 31, 2022 and 2021

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended January 31, 2022 and 2021 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2022	2021	$	%
Total revenues	$31,795	$14,877	$16,918	114%
Total costs of revenues	34,690	18,495	16,195	88%
Gross loss	$(2,895)	$(3,618)	$723	(20)%
Gross margin	(9.1)%	(24.3)%

Total revenues for the three months ended January 31, 2022 of $31.8 million reflects an increase of $16.9 million from $14.9 million for the same period in the prior year. Cost of revenues for the three months ended January 31, 2022 of $34.7 million increased $16.2 million from $18.5 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the three months ended January 31, 2022 and 2021 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2022	2021	$	%
Product revenues	$18,000	$—	$18,000	N/A
Cost of product revenues	18,207	2,366	15,841	670%
Gross loss from product revenues	$(207)	$(2,366)	$2,159	91%
Product gross margin	(1.2)%	N/A

Product revenues for the three months ended January 31, 2022 were $18.0 million compared to $0 for the three months ended January 31, 2021. The increase in product revenues is a result of module sales to Korea Fuel Cell Co., Ltd. (“KFC”) (a subsidiary of POSCO Energy Co., Ltd. (“POSCO Energy”)) for which the Company recognized $18.0 million on the delivery Ex Works of 6 modules from the Company’s facility in Torrington, Connecticut in January 2022.

Cost of product revenues increased $15.8 million for the three months ended January 31, 2022 to $18.2 million, compared to $2.4 million in the same period in the prior year. The increase is primarily due to the module sales to KFC. The increase also relates to a fixed asset impairment charge of approximately $1.0 million for the three months ended January 31, 2022 (related to the cessation of operations at a conditioning facility in Danbury, CT, which is being replaced by a new facility in Torrington, CT as a part of our fiscal year 2022 capital investments) and accrued warranty cost of approximately $0.2 million associated with the module sales to KFC discussed above. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $2.2 million for the three months ended January 31, 2022 compared to approximately $2.0 million for the three months ended January 31, 2021.

For the three months ended January 31, 2022, we operated at an annualized production rate of approximately 38.3 MW, which is an increase from the annualized production rate of 22.4 MW for the three months ended January 31, 2021.

Service agreements revenues

Service agreements revenues and related costs for the three months ended January 31, 2022 and 2021 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2022	2021	$	%
Service agreements revenues	$2,167	$4,913	$(2,746)	(56)%
Cost of service agreements revenues	2,372	5,099	(2,727)	(53)%
Gross loss from service agreements revenues	$(205)	$(186)	$(19)	10%
Service agreements revenues gross margin	(9.5)%	(3.8)%

Revenues for the three months ended January 31, 2022 from service agreements and license fee and royalty agreements decreased $2.7 million to $2.2 million from $4.9 million for the three months ended January 31, 2021. The service revenues for the three months ended January 31, 2021 include revenues recorded for module exchanges at several plants and routine maintenance activities. The decrease in revenues for the three months ended January 31, 2022 is primarily due to the fact that there were no new module exchanges during the three months ended January 31, 2022.

Cost of service agreements revenues decreased $2.7 million to $2.4 million for the three months ended January 31, 2022 from $5.1 million for the three months ended January 31, 2021, resulting, in part, from the fact that there were no new module exchanges during the three months ended January 31, 2022. Cost of service agreements includes maintenance and operating costs and module exchanges.

Overall gross loss from service agreements revenues was $0.2 million for the three months ended January 31, 2022 and January 31, 2021. The overall gross margin was (9.5)% for the three months ended January 31, 2022 compared to a gross margin of (3.8)% in the comparable prior year period. Gross margin decreased during the three months ended January 31, 2022 primarily due to the fact that there were no new module exchanges for projects.

Generation revenues

Generation revenues and related costs for the three months ended January 31, 2022 and 2021 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2022	2021	$	%
Generation revenues	$7,496	$4,891	$2,605	53%
Cost of generation revenues	10,722	7,115	3,607	51%
Gross loss from generation revenues	$(3,226)	$(2,224)	$(1,002)	45%
Generation revenues gross margin	(43.0)%	(45.5)%

Revenues from generation for the three months ended January 31, 2022 totaled $7.5 million, which represents an increase of $2.6 million from revenue recognized of $4.9 million for the three months ended January 31, 2021. Generation revenues for the three months ended January 31, 2022 and 2021 reflect revenue from electricity generated under our power purchase agreements (“PPAs”). The increase in generation revenues in the three months ended January 31, 2022 is primarily due to the higher operating output of the generation fleet portfolio as a result of investments in maintenance activities and an increase in the size of the fleet.

Cost of generation revenues totaled $10.7 million in the three months ended January 31, 2022. The increase from the comparable prior year period was primarily due to construction costs of approximately $3.0 million related to the Toyota project and costs of approximately $0.9 million related to the increased size of the installed fleet with the San Bernardino and LIPA Yaphank projects achieving commercial operation.  As further background on the costs related to the Toyota project, it was determined in the fourth quarter of fiscal year 2021 that a potential source of renewable natural gas (“RNG”) at favorable pricing was no longer sufficiently probable for the Toyota project. Thus, as the Toyota project is being constructed, only amounts that can be redeployed for alternative use are being capitalized. The balance of costs incurred (i.e., the construction costs mentioned above in an amount equal to $3.0 million) are being expensed as cost of generation revenues.

Cost of generation revenues included depreciation and amortization of approximately $3.6 million and $4.4 million for the three months ended January 31, 2022 and 2021, respectively.

The decrease in generation revenues gross margin loss is primarily related to the $3.0 million of costs being expensed related to the Toyota project, partially offset by higher margins from the operating fleet compared to the three months ended January 31, 2021.

We had 41.4 MW of operating power plants in our operating portfolio as of January 31, 2022, which increased from 32.6 MW as of January 31, 2021.  The increase relates to the 1.4 MW platform at the City of San Bernardino Municipal Water Department in San Bernardino, California, which commenced commercial operations in June 2021, and the 7.4 MW platform for the Long Island Power Authority (“LIPA”) in Yaphank Long Island, New York, which commenced commercial operations during the three months ended January 31, 2022.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended January 31, 2022 and 2021 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2022	2021	$	%
Advanced Technologies contract revenues	$4,132	$5,073	$(941)	(19)%
Cost of Advanced Technologies contract revenues	3,389	3,915	(526)	(13)%
Gross profit from Advanced Technologies contracts	$743	$1,158	$(415)	(36)%
Advanced Technologies contract gross margin	18.0%	22.8%

Advanced Technologies contract revenues decreased to $4.1 million for the three months ended January 31, 2022 from $5.1 million for the three months ended January 31, 2021. Compared to the three months ended January 31, 2021, Advanced Technologies contract revenues recognized under the Joint Development Agreement entered into with ExxonMobil Research and Engineering Company (“EMRE”) on November 5, 2019 (as amended effective as of October 31, 2021, the “EMRE Joint Development Agreement”) were approximately $1.4 million lower during the three months ended January 31, 2022 offset by an increase in revenue recognized under government contracts of $0.3 million for the three months ended January 31, 2022.

Cost of Advanced Technologies contract revenues were $3.4 million for the three months ended January 31, 2022, compared to $3.9 million for the same period in the prior year based on the level of activity in the period. Advanced Technologies contracts for the three months ended January 31, 2022 generated a gross margin of $0.7 million compared to a gross margin of $1.2 million for the three months ended January 31, 2021.

Administrative and selling expenses

Administrative and selling expenses were $37.0 million and $8.9 million for the three months ended January 31, 2022 and 2021, respectively. The three months ended January 31, 2022 included higher legal expenses associated with the settlement of the Company’s disputes with POSCO Energy and KFC (as described in additional detail in Note 19. “Commitments and Contingencies” to our Consolidated Financial Statements for the three months ended January 31, 2022 included in this Quarterly Report on Form 10-Q). The Company retained outside counsel on a contingency basis to pursue its claims against POSCO Energy and KFC, and outside counsel entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration proceedings brought by the Company against POSCO Energy and KFC. In conjunction with the Settlement Agreement, dated December 20, 2021, among the Company, POSCO Energy and KFC (the “Settlement Agreement”), the Company is required to remit fees to its counsel, Wiley Rein, LLP (“Wiley”), subject to the terms of its engagement letter with Wiley. On December 23, 2021, the Company agreed that it would pay Wiley a total of $24.0 million to satisfy all obligations to Wiley under the Company’s engagement letter, of which $14.0 million was paid on December 30, 2021, $5.0 million will be paid on or before March 30, 2022, and $5.0 million will be paid on or before June 30, 2022. Excluding these fees, Administrative and selling expenses were $13.0 million and $8.9 million for the three months ended January 31, 2022 and 2021, respectively. The increase is related to higher sales, marketing and consulting costs, as the Company is investing in rebranding and accelerating its sales and commercialization efforts, and an increase in compensation expense resulting from an increase in headcount.

Research and development expenses

Research and development expenses increased to $5.0 million for the three months ended January 31, 2022 compared to $1.8 million for the three months ended July 31, 2021. The increase relates to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the comparable prior year period.

Loss from operations

Loss from operations for the three months ended January 31, 2022 was $44.8 million compared to $14.4 million for the three months ended January 31, 2021. This increase was driven by a $31.2 million increase in operating expenses for the three months ended January 31, 2022 as a result of (a) administrative and selling expenses for the three months ended January 31, 2022, which were higher and included legal fees associated with the POSCO Energy settlement as well as higher sales, marketing and consulting costs and an increase in compensation expense resulting from an increase in headcount and (b) research and development expenses, which were higher due to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the comparable prior year period. This increase was partially offset by a lower gross loss of $2.9 million in the three months ended January 31, 2022 compared to a gross loss of $3.6 million in the three months ended January 31, 2021. Impacting gross loss for the quarter were higher manufacturing variances primarily as the result of a fixed asset impairment charge related to the cessation of operations at a conditioning facility in Danbury, CT and accrued warranty cost associated with the module sales to KFC, offset by higher product gross margin primarily due to module sales to KFC.

Interest expense

Interest expense for the three months ended January 31, 2022 and 2021 was $1.4 million and $2.5 million, respectively. Interest expense for both periods presented includes interest related to sale-leaseback transactions and interest on the loans outstanding associated with the Bridgeport Fuel Cell Project.

Change in fair value of common stock warrant liability

The $16.0 million expense for the three months ended January 31, 2021 represents an adjustment to the estimated fair value of the outstanding unexercised warrants to purchase common stock held by the lenders under the Orion Credit Agreement (as defined below), which were exercised, in full, during the year ended October 31, 2021.  The expense was primarily a result of an increase in the price of the Company’s common stock during the quarter ended January 31, 2021.

Loss on extinguishment of debt

The loss on extinguishment of debt for the three months ended January 31, 2021 represents costs associated with the repayment of the $80.0 million principal balance outstanding under the Credit Agreement among the Company, certain of its affiliates as guarantors, Orion Energy Partners Investment Agent, LLC, and certain lenders affiliated therewith (as amended, the “Orion Credit Agreement”). The amount includes an early prepayment penalty of $4.0 million and the write-off of debt discounts and deferred finance costs of $7.2 million.

Extinguishment of preferred stock obligation of subsidiary

For the three months ended January 31, 2021, a charge of $0.9 million was recorded for the extinguishment of preferred stock obligation of subsidiary to adjust for the difference between the amount of the payoff of the obligation and the carrying amount of the obligation under the terms of the Class A Preferred Shares issued by FCE FuelCell Energy Ltd. (which are referred to elsewhere herein as the “Series 1 Preferred Shares”), which obligation was guaranteed by the Company.

Other income (expense), net

Other income (expense), net was $0.2 million and $(1.0) million for the three months ended January 31, 2022 and 2021, respectively. Other expense, net for the three months ended January 31, 2021 primarily relates to a foreign exchange loss of $0.8 million related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary (FCE FuelCell Energy Ltd.) prior to the payoff of the preferred share obligation in December 2020.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. There was no provision for income tax recorded for the three months ended January 31, 2022 and 2021.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three-month periods ended January 31, 2022 and 2021.

Net loss attributable to redeemable noncontrolling interest

Net loss attributable to redeemable noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of our tax equity financings with East West Bancorp, Inc. (“East West Bank”) and Renewable Energy Investors, LLC (“REI”).

For the three months ended January 31, 2022, net loss allocated to noncontrolling interests totaled $5.5 million for the LIPA Yaphank tax equity financing transaction with REI. There was no comparable net loss for the prior year as the LIPA Yaphank tax equity transaction closed and the LIPA Yaphank project began operating in the first quarter of fiscal year 2022. The loss is primarily driven by the Investment Tax Credit (“ITC”) attributable to the noncontrolling interest for the 2021 tax year.  The ITC reduces the noncontrolling interest’s claim on hypothetical liquidation proceeds in the HLBV waterfall.  This reduction in liquidation proceeds drove the loss in the period.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three-month periods ended January 31, 2022 and 2021, net loss attributable to common stockholders was $41.4 million and $46.8 million, respectively, and loss per common share was $0.11 and $0.15, respectively. The decrease in the net loss attributable to common stockholders for the three months ended January 31, 2022 is primarily due to lower gross loss for the three months ended January 31, 2022 compared to the corresponding period in fiscal year 2021, lower interest expense during the quarter and the fact that there was no loss on extinguishment of debt in the quarter, no loss on extinguishment of preferred stock obligation during the quarter and no charge for the change in fair value of common stock warrant liability during the quarter, offset by higher operating expenses (which included the $24 million non-recurring legal expense discussed above). The lower net loss attributable to common stockholders was partially offset by a net loss allocated to noncontrolling interests totaling $5.5 million for the LIPA Yaphank tax equity financing transaction or approximately $0.01 per share. The lower loss per common share for the three months ended January 31, 2022 as compared to the three months ended January 31, 2021 is primarily due to the higher weighted average shares outstanding as of January 31, 2022 as a result of share issuances since January 31, 2021 and the lower net loss attributable to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

Overview, Cash Position, Sources and Uses

Our principal sources of cash have been sales of our common stock through public equity offerings, proceeds from third party debt, project financing and tax monetization transactions, proceeds from the sale of our projects as well as research and development and service agreements with third parties. We have utilized this cash to develop and construct project assets, perform research and development on Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of January 31, 2022, unrestricted cash and cash equivalents totaled $377.0 million compared to $432.2 million as of October 31, 2021.

On June 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC and Barclays Capital Inc. with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $500 million. From the date of the Open Market Sale Agreement through January 31, 2022, approximately 44.1 million shares were sold resulting in gross proceeds to the Company totaling approximately $377.2 million before deducting expenses and sales commissions. Net proceeds to the Company totaled approximately $369.7 million after deducting commissions and offering expenses totaling approximately $7.5 million. There were no sales during, and there have been no sales subsequent to, the quarter ended January 31, 2022. The remaining availability under the Open Market Sale Agreement as of January 31, 2022 is approximately $122.8 million. The Company plans to use the net proceeds from this offering to accelerate the development and commercialization of our Advanced Technologies products, including our solid oxide platform, for project development, for internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, in fiscal year 2022 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its Advanced Technologies platforms, including its solid oxide, hydrogen and carbon capture platforms, (viii) implement the product cost reductions necessary to achieve profitable operations, (ix) manage working capital and the Company’s unrestricted cash balance and (x) access the capital markets to raise funds through the sale of equity securities, convertible notes, and other equity-linked instruments.

We are continually assessing different means by which to accelerate the Company’s growth, enter new markets, commercialize new products, and enable capacity expansion. Therefore, from time to time, the Company may consider and enter into agreements for one or more of the following: negotiated financial transactions, minority investments, collaborative ventures, technology sharing, transfer or other technology license arrangements, joint ventures, partnerships, acquisitions or other business transactions for the purpose(s) of geographic or manufacturing expansion and/or new product or technology development and commercialization, including hydrogen production and storage and carbon capture, sequestration and utilization technologies.

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such financing arrangements to construct and deploy our projects and facilitate the growth of our business. The Company has invested capital raised from sales of its common stock to build out its project portfolio.  The Company has also utilized and expects to continue to utilize a combination of long-term debt and tax equity financing (e.g., sale-leaseback and partnership transactions) to finance its project asset portfolio as these projects commence commercial operations. The Company may also utilize the proceeds from private placements of debt securities of a portfolio of assets to finance its project asset portfolio.  The proceeds of any such financing, if obtained, may allow the Company to recycle capital back to the business and to fund other projects. We may also seek to obtain additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to reduce or slow planned spending, reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

Generation Operating Portfolio, Project Assets, and Backlog

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

Our generation operating portfolio (41.4 MW as of January 31, 2022) contributes higher long-term cash flows to the Company than if these projects had been sold. In fiscal year 2021, our operating portfolio generated approximately $24.0 million of revenue. We expect this revenue amount to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company plans to continue to grow this portfolio while also selling projects to investors. As of January 31, 2022, the Company had projects representing an additional 33.9 MW in various stages of development and construction, which projects are expected to generate operating cash flows in future periods, if completed. Retaining long-term cash flow positive projects, combined with our service fleet, is expected to result in reduced reliance on new project sales to achieve cash flow positive operations, however, operations and performance issues could impact results. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of January 31, 2022, net debt outstanding related to project assets was $73.0 million. Future required payments totaled $51.8 million as of January 31, 2022. The outstanding financing obligations under our sale-leaseback transactions, which totaled $56.4 million as of January 31, 2022, include an embedded gain of $40.8 million, which will be recognized at the end of the applicable lease terms.

Our generation operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation operating portfolio as of January 31, 2022:

Project Name	Location	Power Off - Taker	Rated Capacity (MW) (1)	Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4	Q2 ‘12	10
UCI Medical Center (“UCI”)	Orange, CA	UCI (CA University Hospital)	1.4	Q1 '16	19
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4	Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6	Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4	Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9	Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8	Q1 '20	20
Triangle Street	Danbury, CT	Tariff - Eversource (CT Utility)	3.7	Q2 '20	Tariff
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4	Q3'21	20
LIPA Yaphank Project	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	Q1'22	18
		Total MW Operating:	41.4
(1)	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations.

The following table summarizes projects in process, all of which are in backlog, as of January 31, 2022:

Project Name	Location	Power Off-Taker	Rated Capacity (MW) (1)	PPA Term (Years)
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	20
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.3	20
CT RFP-1	Hartford, CT	Eversource/United Illuminating (CT Utilities)	7.4	20
CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.0	20
SCEF - Derby	Derby, CT	Eversource/United Illuminating (CT Utilities)	2.8	20
		Total MW in Process:	33.9

(1)	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations.

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

a needed repair. Following the completion of that repair, the Company resumed commissioning of the Groton Project. During the resumed commissioning process, the Company observed operating parameter data from one of the two fuel cell platforms installed at the project site that indicated a mechanical component was not performing according to engineered specifications. The Company recently determined that component should be removed from the project site to facilitate the necessary repair and upgrade. The Company is in the process of performing the necessary repairs and upgrades to the mechanical component. Upon completion of the repair and upgrade work and reinstallation of the mechanical component at the project site, the Company will restart the process of commissioning the Groton Project. Extensions were received from the Navy extending the date by which commercial operations are to be achieved to May 15, 2022.

In addition, as previously disclosed, in August 2021, the Company closed on a tax equity financing transaction with East West Bancorp, Inc. (“East West Bank”) for the Groton Project. East West Bank’s tax equity commitment totals $15 million. In connection with the initial closing, the Company was able to draw down $3.0 million. The Company is eligible to draw the remaining amount of the commitment, approximately $12 million, once the Groton Project achieves commercial operation. Under the terms of the Company’s agreement with East West Bank, the project had a required commercial operation deadline of October 18, 2021. East West Bank has granted several extensions of the commercial operation deadline, most recently to May 15, 2022, in exchange for fees of $0.4 million in the aggregate. If commercial operations are delayed beyond May 15, 2022, extensions would be required from East West Bank and the Navy and those parties will determine whether such extensions will be granted in their sole discretion. In the event that extensions from East West Bank and the Navy become necessary, and East West Bank and/or the Navy do not grant an extension, such an event could have a material adverse impact on the Company’s financial condition and results of operations.

Once completed, this platform is expected to demonstrate the ability of FuelCell Energy’s platforms to perform at high efficiencies and provide low CO2 to MW hour output. Incorporation of the platform into a microgrid is expected to demonstrate the ability of FuelCell Energy’s platforms to increase grid stability and resilience while supporting the U.S. military’s efforts to fortify base energy supply and demonstrate the Navy’s commitment to clean reliable power with microgrid capabilities.

●	Toyota - Port of Long Beach, CA – The Toyota Project. This 2.3 MW trigeneration platform will produce electricity, hydrogen and water. Fuel cell platform equipment has been built and delivered to the site and civil construction work is underway. While we have made substantial progress, we do anticipate that commercial operations will be delayed beyond June 30, 2022 and an extension to our Hydrogen Power Purchase Agreement will be required from Toyota who may or may not grant such extension in its sole discretion. If Toyota does not grant an extension, such an event would have a material adverse impact on the Company’s financial condition and results of operations.
●	Derby, CT. On-site civil construction of this 14.0 MW project has advanced, the Company has largely completed the foundational construction and balance of plant components have been delivered and installed on site. This utility scale fuel cell platform will contain 5 SureSource 3000 fuel cell systems that will be installed on engineered platforms alongside the Housatonic River.

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $123.7 million as of January 31, 2022, compared to $163.9 million as of January 31, 2021. Service agreements backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements. Approximately $22.2 million of backlog which was previously classified as “Service and license” backlog was reclassified to "Product” backlog as a result of the settlement agreement with POSCO Energy. This amount represents the value of the extended warranty associated with the module order.
●	Generation backlog totaled $1.1 billion as of each of January 31, 2022 and January 31, 2021. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs.

●	Product sales backlog totaled $60.2 million as of January 31, 2022. There was no product sales backlog as of January 31, 2021.
●	Advanced Technologies contract backlog totaled $31.7 million as of January 31, 2022 compared to $44.1 million as of January 31, 2021. Advanced Technologies contract backlog primarily represents remaining revenue under the EMRE Joint Development Agreement and government projects.

Backlog increased by approximately 3% to $1.31 billion as of January 31, 2022 compared to $1.27 billion as of January 31, 2021, resulting from the addition to backlog for product sales and generation offset by a reduction in service and Advanced Technologies, reflecting the continued execution of backlog and adjustments to generation backlog, primarily resulting from (i) the addition of product sales backlog from the module order received from KFC, (ii) module exchanges with higher future output and revenues expected and (iii) the inclusion of the project with United Illuminating in Derby, Connecticut which was awarded in the second quarter of fiscal year 2021. Advance Technologies backlog reflects new contracts from the U.S. Department of Energy partially offset by work performed under our Joint Development Agreement with  EMRE. Note that approximately $22.2 million of backlog which was previously classified as “Service and license” backlog was reclassified to "Product” backlog as a result of the settlement agreement with POSCO Energy. This amount represents the value of the extended warranty associated with the module order.

Backlog represents definitive agreements executed by the Company and our customers. Projects for which we have an executed PPA are included in generation backlog, which represents future revenue under long-term PPAs. Projects sold to customers (and not retained by the Company) are included in product sales and service agreements backlog, and the related generation backlog is removed upon sale. Together, the service and generation portion of backlog had a weighted average term of approximately 18 years, with weighting based on the dollar amount of backlog and utility service contracts of up to 20 years in duration at inception.

Factors that may impact our liquidity

Factors that may impact our liquidity both in fiscal year 2022 and in periods beyond fiscal year 2022 include:

●	The Company’s cash on hand and access to additional liquidity. As of January 31, 2022, unrestricted cash and cash equivalents totaled $377.0 million.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes. We manage production rate based on expected demand and project schedules. Changes to production rate take time to implement. The annualized production rate as of October 31, 2020 was 17.0 MW, which was impacted by the manufacturing facility shutdown from March 18, 2020 to June 22, 2020 that was implemented in response to the COVID-19 pandemic. During fiscal year 2020, we made a number of improvements in our manufacturing processes and capabilities, focusing on increasing throughput and simplifying and streamlining production steps, while implementing applicable social distancing protocols. During fiscal year 2021, we increased our production rate, and we achieved an annualized production rate of 38.3 MW as of January 31, 2022. We expect to maintain an annualized production rate in the range of 45 to 50 MW during fiscal year 2022.
●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of January 31, 2022 and October 31, 2021 was $55.6 million ($11.3 million of which is classified as “Other assets”) and $35.2 million ($11.6 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

●	The amount of total inventory as of January 31, 2022 and October 31, 2021 was $70.0 million ($4.6 million is classified as long-term inventory) and $71.7 million ($4.6 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $42.1 million and $45.7 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and in use of cash as of any given balance sheet date.
●	The amount of total project assets as of January 31, 2022 and October 31, 2021 was $235.6 million and $223.3 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of January 31, 2022 consisted of $145.0 million of completed, operating installations and $90.6 million of projects in development. As of January 31, 2022, we had 41.4 MW of operating project assets that generated $7.5 million of revenue in the three months ended January 31, 2022.
●	As of January 31, 2022, the Company had 33.9 MW of projects under development and construction, some of which are expected to generate operating cash flows beginning in fiscal year 2022. To build out this portfolio, we currently estimate the remaining investment in project assets to be approximately $97.0 million. For fiscal year 2022, we forecast project asset expenditures to range between $40.0 million and $60.0 million. To fund such expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the projects under development become operational, the Company will seek to obtain permanent financing (tax equity and debt) which would be expected to return cash to the business.
●	Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible which we have done with our 14.9 MW operating project in Bridgeport, CT and our 7.4 MW project under construction in Hartford, CT; (ii) procuring fuel under fixed price physical contracts with investment grade counterparties which we have done for twenty years for our Tulare BioMAT project and the initial seven years of the twenty year PPA for our LIPA Yaphank, NY project; and (iii) entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations.

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

●	Capital expenditures are expected to range between $40 million to $50 million for fiscal year 2022, which includes expected investments in our factories for molten carbonate and solid oxide production capacity expansion, the addition of test facilities for new products and components, the expansion of our laboratories and upgrades to and expansion of our business systems.
●	Company funded research and development activities are expected to increase to $45.0 million to $55.0 million in fiscal year 2022 as we expect to accelerate commercialization of our Advanced Technologies solutions including distributed hydrogen, hydrogen based long duration energy storage and hydrogen power generation.
●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of January 31, 2022, we had pledged approximately $28.5 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended January 31, 2022 and 2021, depreciation and amortization totaled $5.8 million and $5.6 million, respectively (of these totals, approximately $3.6 million and $4.4 million for the three months ended January 31, 2022 and 2021, respectively, relate to depreciation and amortization of project assets in our generation operating portfolio).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $405.4 million as of January 31, 2022 compared to $460.2 million as of October 31, 2021. As of January 31, 2022, unrestricted cash and cash equivalents was $377.0 million compared to $432.2 million of unrestricted cash and cash equivalents as of October 31, 2021. As of January 31, 2022, restricted cash and cash equivalents was $28.5 million, of which $12.7 million was classified as current and $15.8 million was classified as non-current, compared to $28.0 million of restricted cash and cash equivalents as of October 31, 2021, of which $11.3 million was classified as current and $16.7 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Three months ended January 31,
(dollars in thousands)	2022	2021
Consolidated Cash Flow Data:
Net cash used in operating activities	$(47,754)	$(30,317)
Net cash used in investing activities	(15,766)	(4,591)
Net cash provided by financing activities	8,830	52,392
Effects on cash from changes in foreign currency rates	(91)	58
Net increase (decrease) in cash, cash equivalents and restricted cash	$(54,781)	$17,542

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $47.8 million during the three months ended January 31, 2022, compared to $30.3 million of net cash used in operating activities during the three months ended January 31, 2021.

Net cash used in operating activities for the three months ended January 31, 2022 was primarily a result of the net loss of $46.1 million, increases in inventories of $2.5 million, unbilled receivables of $4.4 million, accounts receivable of $16.0 million, and other assets of $2.0 million, offset by decreases in deferred revenue of $1.7 million, accrued liabilities of $10.0 million, and accounts payable of $2.6 million and non-cash adjustments of $9.3 million.

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

Investing Activities – Net cash used in investing activities was $15.8 million for the three months ended January 31, 2022, compared to net cash used in investing activities of $4.6 million during the three months ended January 31, 2021.

Net cash used in investing activities for the three months ended January 31, 2022 included $10.4 million of project asset expenditures and $5.4 million of capital expenditures.

Net cash used in investing activities for the three months ended January 31, 2021 included $4.4 million of project asset expenditures and $0.2 million of capital expenditures.

Financing Activities – Net cash provided by financing activities was $8.8 million during the three months ended January 31, 2022, compared to net cash provided by financing activities of $52.4 million during the three months ended January 31, 2021.

Net cash provided by financing activities during the three months ended January 31, 2022 resulted from $12.4 million of contributions received from a noncontrolling interest in our tax equity partnership for the LIPA Yaphank Project, offset by debt repayments of $2.5 million, payment for taxes related to net share settlement of equity awards of $0.3 million, and payment of $0.8 million for preferred dividends.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of January 31, 2022 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years		More than 5 Years
Purchase commitments (1)	$85,409	$85,292	$117	$		$
Term loans (principal and interest)	34,359	8,205	15,604		6,412		4,138
Capital and operating lease commitments (2)	19,024	1,567	1,905		1,553		13,999
Sale-leaseback financing obligation (3)	20,649	3,414	6,536		5,660		5,039
Natural gas supply contract (4)	13,126	1,969	3,938		3,938		3,281
Option fee (5)	150	150
Series B Preferred dividends payable (6)	—
Totals	$172,717	$100,597	$28,100		$17,563		$26,457
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on finance and operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and PNC Energy Capital, LLC (“PNC”) and/or Crestmark Equipment Finance (“Crestmark”) (as applicable). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.

(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract with an estimated annual cost per year of $2.0 million beginning on November 1, 2021. This gas contract is for the Company’s Yaphank project and the costs are expected to be offset by generation revenues on the project.
(5)	The Company entered into an agreement with a customer on June 29, 2016 that includes a fee for the purchase of the customer’s power platforms by the Company at the end of the term of the agreement. The fee was payable in installments over the term of the agreement. The Company completed the purchase of the platforms during the quarter ended January 31, 2022.
(6)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at January 31, 2022) for 20 trading days during any consecutive 30 trading day period.

Outstanding Loans

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

The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank until the loans are repaid in full. The Green Bank Amendment further provides that any unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Station Fuel Cell, LLC (“Groton Fuel Cell”) to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required to prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance under the original Green Bank Loan Agreement and the December 2019 Loan as of January 31, 2022 was $4.8 million.

Bridgeport Fuel Cell Project Loans

On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor. As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84-month period ending in May 2026. The Subordinated Credit Agreement contains customary representations, warranties and covenants. The Subordinated Credit Agreement contains a debt coverage ratio which is required to be maintained and may not be less than 1.10 as of the end of each fiscal quarter, beginning with the quarter ended July 31, 2020. The balance under the Subordinated Credit Agreement as of January 31, 2022 was $4.1 million.

On May 9, 2019, in connection with the closing of the purchase of the Bridgeport Fuel Cell Project, BFC entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third Bank as co-lead arranger and swap hedger (the “BFC Credit Agreement”), whereby (i) Fifth Third Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition; and (ii) Liberty Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition. As security for the BFC Credit Agreement, Liberty Bank and Fifth Third Bank were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain fuel cell modules that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii)  FuelCell Energy Finance, LLC’s (a wholly-owned subsidiary of the Company and the direct parent of BFC) ownership interest in BFC. The maturity date under the BFC Credit Agreement is May 9, 2025. Monthly principal and interest are to be paid in arrears in an amount sufficient to fully amortize the term loan over a 72-month period. BFC has the right to make additional principal payments or pay the balance due under the BFC Credit Agreement in full, provided that it pays any associated breakage fees with regard to the interest rate swap agreements fixing the interest rate. The interest rate under the BFC Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points.

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three months ended January 31, 2022 and 2021 resulted in a $0.2 million gain and a $0.1 million gain, respectively. The fair value of the interest rate swap liability at January 31, 2022 and October 31, 2021 was $0.3 million and $0.5 million, respectively.

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

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extended the Target Date to October 31, 2022 and amended the Employment Obligation to require the Company to continuously maintain a minimum of 538 full-time positions for 24 consecutive months. If the Company meets the Employment Obligation, as modified by the Second Amendment, and creates an additional 91 full-time positions, the Company may receive a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan. However, based on the Company’s current headcount and plans for fiscal year 2022 and beyond, it may not meet this requirement or receive this credit. A job audit will be performed within 90 days of the Target Date. If the Company does not meet the Employment Obligation, then an accelerated payment penalty will be assessed at a rate of $18,587.36 multiplied by the number of employees below the number of employees required by the Employment Obligation. Such penalty is immediately payable and will be applied first to accelerate the payment of any outstanding fees or interest due and then to accelerate the payment of outstanding principal.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Restricted Cash

We have pledged approximately $28.5 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of January 31, 2022, outstanding letters of credit totaled $4.9 million. These expire on various dates through December 2028. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of January 31, 2022 also included $4.1 million and $2.9 million primarily to support obligations under the power purchase and service agreements related to the PNC sale-leaseback transactions and the Crestmark sale-leaseback transactions, respectively, and $14.5 million relating to future obligations associated with the Bridgeport Fuel Cell Project. Refer to Note 16. “Restricted Cash” to our Consolidated Financial Statements for the three months ended January 31, 2022 included in this Quarterly Report on Form 10-Q for a detailed discussion of the Company’s restricted cash balance.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of January 31, 2022, our generation operating portfolio was 41.4 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of January 31, 2022, Advanced Technologies contract backlog totaled $31.7 million, of which $9.9 million is non-U.S. Government-funded, $20.6 million is U.S. Government-funded and $1.2 million is U.S. Government-unfunded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations which are not classified as debt. We do not guarantee any third-party debt. See Note 19. “Commitments and Contingencies” to our Consolidated Financial Statements for the three months ended January 31, 2022 included in this Quarterly Report on Form 10-Q for further information.

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

Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2021 filed with the SEC.

ACCOUNTING GUIDANCE UPDATE

See Note 2. “Recent Accounting Pronouncements,” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting guidance.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of January 31, 2022, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of January 31, 2022, approximately 1% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three months ended January 31, 2022 and 2021 resulted in a gain of $0.2 million and a gain of $0.1 million, respectively.

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

Historically, this risk has not been material to our financial statements as our operating projects prior to January 31, 2022 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price fuel physical contracts. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, we performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A $1/Metric Million British Thermal Unit (“MMBTu”) increase in market pricing compared to our underlying project models would result in a cost impact of approximately $1.4 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis. We have also conducted a sensitivity analysis on the impact of RNG pricing and a $10/MMBTu increase in market pricing compared to our underlying project models would result in an impact of approximately $2.0 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

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

PART II. OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

POSCO Energy Matters

Background and Description of Proceedings

From approximately 2007 through 2015, the Company relied on POSCO Energy Co., Ltd. (“POSCO Energy”) to develop and grow the South Korean and Asian markets for its products and services. The Company received upfront license payments and was entitled to receive royalty income from POSCO Energy pursuant to certain manufacturing and technology transfer agreements, including the Alliance Agreement dated February 7, 2007 (and the amendments thereto), the Technology Transfer, License and Distribution Agreement dated February 7, 2007 (and the amendments thereto), the Stack Technology Transfer and License Agreement dated October 27, 2009 (and the amendments thereto), and the Cell Technology Transfer and License Agreement dated October 31, 2012 (and the amendments thereto) (collectively, the “License Agreements”). The License Agreements provided POSCO Energy with the exclusive technology rights to manufacture, sell, distribute and service the Company’s SureSource 300, SureSource 1500 and SureSource 3000 fuel cell technology in the South Korean and broader Asian markets.

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

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against the Company at the International Court of Arbitration of the International Chamber of Commerce seated in Singapore, in which it alleged certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and sought combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to the Company by Korea Southern Power Company (“KOSPO”) as part of such warranty claims, which delayed receipt of certain payments owed to the Company. POSCO Energy subsequently sought additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on unspecified warranty claims in an additional amount of approximately $7 million, and additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on its alleged counterclaims in the license termination arbitration described below in an additional amount of approximately $110 million. As of January 31, 2022, outstanding accounts receivable due from KOSPO were $11.2 million. POSCO Energy posted a bond in the amount of $46 million to secure any damages to the Company resulting from the attachments.

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

Settlement Agreement

In order to resolve the disputes described above (other than the books and records dispute which was previously resolved by the Court), on December 20, 2021, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with POSCO Energy and KFC (POSCO Energy and KFC may be collectively referred to herein as “PE Group”). The Settlement Agreement provides, among other things, that the parties will cooperate in good faith to effect a market transition to the Company of the molten carbonate fuel cell business in Korea in accordance with the terms and conditions of the Settlement Agreement. To that end, the Settlement Agreement provides that any and all past, current, or potential disputes and claims between the Company, on the one hand, and POSCO Energy and KFC, on the other, of any nature whatsoever, whether known or unknown, asserted or not asserted, based on actions or omissions of any party on or before the date of Settlement Agreement are fully and finally settled, including such disputes and claims, directly or indirectly, in connection with the legal disputes (other than the books and records dispute which was previously resolved by the Court) and License Agreements described above, with the exception of (i) an unfiled claim by the Company in the amount of approximately $1.8 million with respect to certain royalties the Company believes are owed by POSCO Energy with respect to replacement modules deployed by POSCO Energy at Gyenonggi Green Energy and other sites for which POSCO Energy has not paid royalties, and (ii) an unfiled claim by POSCO Energy in an unknown amount with respect to a series of purchase orders for materials and components which began in 2014 under a supply chain contract, both of which claims remain unsettled. The Company does not believe the claim by POSCO Energy with respect to purchase orders for materials and components under the supply chain contract has merit and the Company retains the right to file a counterclaim for damages it believes it has incurred with respect to such supply chain contract. With respect to the attachments obtained by POSCO Energy from the Seoul Central District Court (as described above), the Settlement Agreement provides that, within five days of the date of the Settlement Agreement, POSCO Energy will file an application with the Seoul Central District Court to revoke the attachments. The Seoul Central District Court has received the application, and the Company is in the process of recovering the outstanding KOSPO accounts receivable of approximately $11.2 million held by the Seoul Central District Court.

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

The Company received a firm, non-cancelable order from KFC for twelve SureSource 3000 modules. Six of these modules were delivered Ex Works from the Company’s facility in Torrington, Connecticut in January 2022.

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

Although the Company has the exclusive and unrestricted right under the Settlement Agreement to perform, pursue, and otherwise conduct its business in relation to new fuel cell projects (including new projects with PE Group’s existing customers) in Korea and Asia, the parties have agreed that, except as further provided in the Settlement Agreement with respect to PE Group’s existing customers Noeul Green Energy and Godeok Green Energy, the Company will not engage in discussions with PE Group’s existing customers regarding Existing LTSAs without PE Group’s consent. The parties have further agreed that if PE Group cannot enter into an agreement with its existing customers to extend or renew Existing LTSAs by December 31, 2022, PE Group will cooperate with the Company so that the Company may discuss and, at the Company’s sole discretion, enter into an extension of an Existing LTSA, a new long-term service agreement to replace an Existing LTSA, or a module sales agreement with PE Group’s existing customers; provided that (i) should the Company enter into such an arrangement with a PE Group existing customer, (ii) the Company is required to provide replacement modules to such existing customer under such arrangement, and (iii) PE Group has not already deployed all or some the modules that PE Group ordered under Settlement Agreement, the Company will purchase the number of required replacement modules from PE Group at a price of $3.0 million per module (to the extent such modules are available and have not yet been deployed). The purchase of such replacement modules by the Company is contingent upon the modules being in proper condition as determined by inspection process to be agreed by the parties. Any modules purchased by the Company from PE Group under these terms will be included as part of the firm orders KFC is required to make pursuant to the Settlement Agreement.

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

With respect to balance of plant (“BOP”), KFC currently has eight units of BOP available, and the Settlement Agreement provides that the Company has the option to purchase such units of BOP for any new molten carbonate fuel cell projects within Korea at a price of KRW 2,550,000,000 (or USD $2,116,500) per unit. The Company will also have a non-exclusive, non-transferrable, non-sublicensable license to use the intellectual property imbedded in the BOP units in Korea in consideration for a reasonable license fee to be separately agreed by the parties. Detailed terms and conditions of BOP and related software and firmware supply will be discussed and agreed in good faith in separate BOP supply agreements in the event the Company exercises its option to purchase any of such BOP.

As described above, the Company retained outside counsel on a contingency basis to pursue its claims against POSCO Energy and KFC, and outside counsel entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration proceedings brought by the Company against POSCO Energy and KFC. As the Company has entered into the Settlement Agreement, it is required to remit fees to its counsel, Wiley Rein, LLP (“Wiley”), subject to the terms of its engagement letter with Wiley. On December 23, 2021, the Company agreed that it would pay Wiley a total of $24.0 million to satisfy all obligations to Wiley under the Company’s engagement letter (which is included in Administrative and selling expenses on the Consolidated Statements of Operations and Comprehensive Loss). Of this amount, $14.0 million was paid on December 30, 2021, $5.0 million will be paid on or before March 30, 2022, and $5.0 million will be paid on or before June 30, 2022.

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

Item 1A.         RISK FACTORS

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2021, filed with the Securities and Exchange Commission on December 29, 2021 (the “2021 Annual Report”), sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities. There have been no material changes to the risk factors previously disclosed in the 2021 Annual Report.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 1, 2021 – November 30, 2021	25,872	$9.53	—	—
December 1, 2021 – December 31, 2021	—	—	—	—
January 1, 2022 – January 31, 2022	—	—	—	—
Total	25,872	$9.53	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

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
10.1

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

FUELCELL ENERGY, INC.
(Registrant)

March 10, 2022	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)