Form 10-Q
period 2022-07-31
FUELCELL ENERGY INC
filed 2022-09-08
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of September 2, 2022:  405,562,988

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	July 31,	October 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$456,479	$432,213
Restricted cash and cash equivalents - short-term	5,627	11,268
Accounts receivable, net	12,101	14,730
Unbilled receivables	10,461	8,924
Inventories	80,606	67,074
Other current assets	14,259	9,177
Total current assets	579,533	543,386
Restricted cash and cash equivalents - long-term	17,532	16,731
Inventories - long-term	4,586	4,586
Project assets, net	246,018	223,277
Property, plant and equipment, net	52,868	39,416
Operating lease right-of-use assets, net	7,401	8,109
Goodwill	4,075	4,075
Intangible assets, net	17,697	18,670
Other assets	14,712	16,998
Total assets (1)	$944,422	$875,248
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,810	$10,085
Current portion of operating lease liabilities	798	1,032
Accounts payable	26,978	19,267
Accrued liabilities	22,535	16,099
Deferred revenue	20,393	6,287
Total current liabilities	80,514	52,770
Long-term deferred revenue and customer deposits	14,342	30,427
Long-term operating lease liabilities	7,619	8,093
Long-term debt and other liabilities	82,280	78,633
Total liabilities (1)	184,755	169,923
Redeemable Series B preferred stock (liquidation preference of $64,020 as of July 31, 2022 and October 31, 2021)	59,857	59,857
Redeemable noncontrolling interest	3,030	3,030
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 500,000,000 shares authorized as of July 31, 2022 and October 31, 2021; 394,430,969 and 366,618,693 shares issued and outstanding as of July 31, 2022 and October 31, 2021, respectively	39	37
Additional paid-in capital	2,056,626	1,908,471
Accumulated deficit	(1,365,506)	(1,265,251)
Accumulated other comprehensive loss	(1,145)	(819)
Treasury stock, Common, at cost (119,258 and 73,430 shares as of July 31, 2022 and October 31, 2021, respectively)	(786)	(586)
Deferred compensation	786	586
Total stockholder's equity	690,014	642,438
Noncontrolling interest	6,766	—
Total equity	696,780	642,438
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$944,422	$875,248
(1)	The consolidated assets as of July 31, 2022 and October 31, 2021 include $105,641 and $54,375, respectively, of assets of the variable interest entity (“VIE”) that can only be used to settle obligations of the VIE. These assets include cash of $2,842, unbilled accounts receivable of $1,067, operating lease right of use assets of $1,186 and project assets of $100,546 as of July 31, 2022, and cash of $1,364 and project assets of $53,012 as of October 31, 2021, respectively. The consolidated liabilities as of July 31, 2022 include short-term operating lease liabilities of $157, accrued liabilities of $500 and long-term operating lease liability of $1,478. The consolidated liabilities as of October 31, 2021 were $0.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended July 31,
	2022	2021
Revenues:
Product	$18,000	$—
Service	9,049	14,344
Generation	10,877	6,230
Advanced Technologies	5,178	6,246
Total revenues	43,104	26,820
Costs of revenues:
Product	17,919	1,903
Service	7,718	13,026
Generation	18,136	6,728
Advanced Technologies	3,511	4,063
Total costs of revenues	47,284	25,720
Gross (loss) profit	(4,180)	1,100
Operating expenses:
Administrative and selling expenses	14,158	8,662
Research and development expenses	9,659	3,023
Total costs and expenses	23,817	11,685
Loss from operations	(27,997)	(10,585)
Interest expense	(1,622)	(1,554)
Other income, net	1,136	149
Loss before provision for income taxes	(28,483)	(11,990)
Provision for income taxes	(494)	(7)
Net loss	(28,977)	(11,997)
Net income attributable to noncontrolling interest	437	—
Net loss attributable to FuelCell Energy, Inc.	(29,414)	(11,997)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(30,214)	$(12,797)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.08)	$(0.04)
Basic and diluted weighted average shares outstanding	387,465,758	337,291,562

	Three Months Ended July 31,
	2022	2021
Net loss	$(28,977)	$(11,997)
Other comprehensive loss:
Foreign currency translation adjustments	(86)	(6)
Total comprehensive loss	$(29,063)	$(12,003)
Comprehensive income attributable to noncontrolling interest	437	—
Comprehensive loss attributable to FuelCell Energy, Inc.	$(29,500)	$(12,003)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2022	2021
Revenues:
Product	$36,000	$—
Service	13,855	19,917
Generation	27,423	17,306
Advanced Technologies	14,005	18,427
Total revenues	91,283	55,650
Costs of revenues:
Product	39,159	6,190
Service	13,123	20,992
Generation	42,978	23,265
Advanced Technologies	10,408	12,477
Total costs of revenues	105,668	62,924
Gross loss	(14,385)	(7,274)
Operating expenses:
Administrative and selling expenses	64,357	27,264
Research and development expenses	22,316	7,810
Total costs and expenses	86,673	35,074
Loss from operations	(101,058)	(42,348)
Interest expense	(4,757)	(5,662)
Loss on extinguishment of debt	—	(11,156)
Loss on extinguishment of Series 1 preferred share obligation	—	(934)
Change in fair value of common stock warrant liability	—	(15,974)
Other income (expense), net	1,086	(797)
Loss before provision for income taxes	(104,729)	(76,871)
Provision for income taxes	(494)	(3)
Net loss	(105,223)	(76,874)
Net loss attributable to noncontrolling interest	(4,968)	—
Net loss attributable to FuelCell Energy, Inc.	(100,255)	(76,874)
Series B preferred stock dividends	(2,400)	(2,400)
Net loss attributable to common stockholders	$(102,655)	$(79,274)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.27)	$(0.24)
Basic and diluted weighted average shares outstanding	375,638,293	323,983,465

	Nine Months Ended July 31,
	2022	2021
Net loss	$(105,223)	$(76,874)
Other comprehensive loss:
Foreign currency translation adjustments	(326)	(8)
Total comprehensive loss	$(105,549)	$(76,882)
Comprehensive loss attributable to noncontrolling interest	(4,968)	—
Comprehensive loss attributable to FuelCell Energy, Inc.	$(100,581)	$(76,882)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2021	366,618,693	$37	$1,908,471	$(1,265,251)	$(819)	$(586)	$586	$642,438	$—	$642,438
Common stock issued, non-employee compensation	20,673	—	100	—	—	—	—	100	—	100
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	60,052	—	(260)	—	—	—	—	(260)	—	(260)
Share based compensation	—	—	1,470	—	—	—	—	1,470	—	1,470
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(91)	—	—	(91)	—	(91)
Adjustment for deferred compensation	(13,232)	—	—	—	—	(64)	64	—	—	—
Net loss attributable to noncontrolling interest	—	—	—	5,496	—	—	—	5,496	(5,496)	—
Net Loss	—	—	—	(46,120)	—	—	—	(46,120)	—	(46,120)
Balance, January 31, 2022	366,686,186	$37	$1,908,981	$(1,305,875)	$(910)	$(650)	$650	$602,233	$(5,496)	$596,737
Sale of common stock, net of fees	19,896,904	2	118,262					118,264	—	118,264
Common stock issued, non-employee compensation	13,002	—	68	—	—	—	—	68	—	68
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	25,779	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	1,695	—	—	—	—	1,695	—	1,695
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(149)	—	—	(149)	—	(149)
Adjustment for deferred compensation	(13,002)	—	—	—	—	(68)	68	—	—	—
Reclassification of noncontrolling interest	—	—	—	—	—	—	—	—	12,419	12,419
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	(496)	(496)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(95)	(95)
Net income attributable to noncontrolling interest	—	—	—	(91)	—	—	—	(91)	91	—
Net Loss	—	—	—	(30,126)	—	—	—	(30,126)	—	(30,126)
Balance, April 30, 2022	386,608,869	$39	$2,028,206	$(1,336,092)	$(1,059)	$(718)	$718	$691,094	$6,423	$697,517
Sale of common stock, net of fees	7,814,115	—	27,173	—	—	—	—	27,173	—	27,173
Common stock issued, non-employee compensation	19,594	—	68	—	—	—	—	68	—	68
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	7,985	—	18	—	—	—	—	18	—	18
Share based compensation	—	—	1,961	—	—	—	—	1,961	—	1,961
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(86)	—	—	(86)	—	(86)
Adjustment for deferred compensation	(19,594)	—	—	—	—	(68)	68	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(94)	(94)
Net income attributable to noncontrolling interest	—	—	—	(437)	—	—	—	(437)	437	—
Net Loss	—	—	—	(28,977)	—	—	—	(28,977)	—	(28,977)
Balance, July 31, 2022	394,430,969	$39	$2,056,626	$(1,365,506)	$(1,145)	$(786)	$786	$690,014	$6,766	$696,780

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2020	294,706,758	$29	$1,359,454	$(1,164,196)	$(739)	$(432)	$432	$194,548
Sale of common stock, net of fees	25,000,000	3	156,363	—	—	—	—	156,366
Orion warrant exercises	2,700,000	—	21,824	—	—	—	—	21,824
Common stock issued, non-employee compensation	2,734	—	45	—	—	—	—	45
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	4,521	—	8	—	—	—	—	8
Share based compensation	—	—	1,417	—	—	—	—	1,417
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	58	—	—	58
Adjustment for deferred compensation	(1,669)	—	—	—	—	(30)	30	—
Release of a share reserve	(48)	—	—	—	—	—	—	—
Net Loss	—	—	—	(45,960)	—	—	—	(45,960)
Balance, January 31, 2021	322,412,296	$32	$1,538,311	$(1,210,156)	$(681)	$(462)	$462	$327,506
Sale of common stock, net of fees	—	—	5	—	—	—	—	5
Warrant exercises	14,026	—	269	—	—	—	—	269
Common stock issued, non-employee compensation	5,456	—	55	—	—	—	—	55
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	64,782	—	(262)	—	—	—	—	(262)
Share based compensation	—	—	1,253	—	—	—	—	1,253
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	(60)	—	—	(60)
Adjustment for deferred compensation	(3,756)	—	—	—	—	(41)	41	—
Net Loss	—	—	—	(18,917)	—	—	—	(18,917)
Balance, April 30, 2021	322,492,804	$32	$1,538,831	$(1,229,073)	$(741)	$(503)	$503	$309,049
Sale of common stock, net of fees	43,978,999	5	368,949	—	—	—	—	368,954
Common stock issued, non-employee compensation	12,985	—	95	—	—	—	—	95
Share based compensation	—	—	903	—	—	—	—	903
Stock issued under benefit plans	4,828	—	33	—	—	—	—	33
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Adjustment for deferred compensation	(5,858)	—	—	—	—	(41)	41	—
Effect of foreign currency translation	—	—	—	—	(6)	—	—	(6)
Net Loss	—	—	—	(11,997)	—	—	—	(11,997)
Balance, July 31, 2021	366,483,758	$37	$1,908,011	$(1,241,070)	$(747)	$(544)	$544	$666,231

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(105,223)	$(76,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,126	3,573
Depreciation and amortization	16,369	14,921
Change in fair value of common stock warrant liability	—	15,974
Non-cash charge for extinguishment of preferred stock obligation of subsidiary	—	934
Non-cash interest expense on preferred stock and debt and finance obligations	3,155	3,403
Non-cash charge for extinguishment of debt	—	7,156
Unrealized gain on derivative contract	(559)	(299)
Operating lease costs	1,147	1,143
Operating lease payments	(1,084)	(902)
Impairment of property, plant and equipment	976	—
Unrealized foreign currency losses	584	911
Other non-cash transactions	(147)	171
Decrease (increase) in operating assets:
Accounts receivable	1,983	(4,619)
Unbilled receivables	(190)	(5,419)
Inventories	(22,783)	(11,014)
Other assets	(6,187)	(3,281)
Increase (decrease) in operating liabilities:
Accounts payable	6,254	668
Accrued liabilities	14,470	(2,554)
Deferred revenue	(1,979)	(4,477)
Net cash used in operating activities	(88,088)	(60,585)
Cash flows from investing activities:
Capital expenditures	(15,790)	(2,907)
Project asset expenditures	(23,693)	(41,301)
Net cash used in investing activities	(39,483)	(44,208)
Cash flows from financing activities:
Repayment of debt	(7,208)	(93,951)
Common stock issued for stock plans and related expenses	47	18
Contributions received from sale of noncontrolling interest, net of return of capital	11,923	—
Distribution to noncontrolling interest	(189)	—
Payments for taxes related to net share settlement of equity awards	(287)	—
Repayment of Series 1 Preferred Share Obligation	—	(21,541)
Proceeds from sale of common stock and warrant exercises, net of fees	145,437	524,643
Payment of preferred dividends	(2,400)	(2,400)
Net cash provided by financing activities	147,323	406,769
Effects on cash from changes in foreign currency rates	(326)	(8)
Net increase in cash, cash equivalents and restricted cash	19,426	301,968
Cash, cash equivalents and restricted cash-beginning of period	460,212	192,052
Cash, cash equivalents and restricted cash-end of period	$479,638	$494,020
Supplemental cash flow disclosures:
Cash interest paid and early prepayment charge	$1,193	$5,326
Noncash financing and investing activity:
Operating lease liabilities	—	1,459
Operating lease right-of-use assets	—	1,459
Noncash reclassifications from inventory to project assets	7,699	5,972
Noncash reclassification from inventory to fixed assets	1,552	—
Noncash reclassifications from other assets to project assets	2,375	—
Warrant exercises	—	21,170
Accrued sale of common stock, cash received in a subsequent period	—	1,607
Accrued purchase of fixed assets, cash to be paid in subsequent period	3,203	315
Accrued purchase of project assets, cash to be paid in subsequent period	6,498	875

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Headquartered in Danbury, CT, FuelCell Energy, Inc. (together with its subsidiaries, the “Company,” “FuelCell Energy,” “we,” “us,” or “our”) has leveraged five decades of research and development to become a global leader in delivering environmentally responsible distributed baseload power platform solutions through our proprietary fuel cell technology. As an innovator and an American manufacturer of clean fuel cell power platforms, our current commercial technology delivers clean, distributed generation and distributed hydrogen, as well as heat, carbon separation and utilization, and water. We plan to increase our investment in developing and commercializing future technologies expected to deliver hydrogen and long duration hydrogen-based energy storage through our solid oxide technologies, as well as carbon capture solutions.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position and results of operations as of and for the three and nine months ended July 31, 2022 and 2021 have been included. All intercompany accounts and transactions have been eliminated.

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

Liquidity

Our principal sources of cash have been sales of our common stock through public equity offerings, proceeds from debt, project financing and tax monetization transactions, proceeds from the sale of our products and projects, as well as research and development and service agreements with third parties. We have utilized this cash to develop and construct project assets, perform research and development on Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of July 31, 2022, unrestricted cash and cash equivalents totaled $456.5 million compared to $432.2 million as of October 31, 2021.

On July 12, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to 95.0 million shares of the Company’s common stock. From the date of the Open Market Sale Agreement through July 31, 2022, the Company sold approximately 18.5 million shares under the Open Market Sale Agreement at an average sale price of $3.63 per share. Of this 18.5 million shares, approximately 7.8 million shares were issued and settled during the period ended July 31, 2022 resulting in gross proceeds of approximately $27.9 million before deducting sales commissions and fees and net proceeds to the Company of approximately $27.2 million after deducting commissions and fees totaling approximately $0.7 million. The balance of approximately 10.7 million shares were settled subsequent to July 31, 2022, resulting in gross proceeds (before deducting sales commissions) of approximately $39.2 million and net proceeds to the Company (received in August 2022) of approximately $38.4 million after deducting commissions totaling approximately $0.8 million. The Company currently intends to use the net proceeds from this offering to accelerate the development and commercialization of its product platforms (including, but not limited to, its solid oxide and carbon capture platforms), for project development, market development, and internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes. The Company may also use the net proceeds from this offering to invest in joint ventures, acquisitions, and strategic growth investments and to acquire, license or invest in products, technologies or businesses that complement its business. See Note 13. “Stockholders’ Equity and Warrant Liabilities” for additional information regarding the Open Market Sale Agreement.

On June 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC and Barclays Capital Inc. (the “2021 Sales Agreement”) with respect to an at the market offering program under which the Company could, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $500 million. From the date of the 2021 Sales Agreement through April 30, 2022, approximately 64.0 million shares of the Company’s common stock were sold under the 2021 Sales Agreement, resulting in aggregate gross proceeds of approximately $498.1 million before deducting sales commissions. Commissions of approximately $10.0 million in the aggregate were paid to Jefferies LLC and Barclays Capital Inc. in connection with these sales, resulting in aggregate net proceeds to the Company of approximately $488.1 million. No sales of common stock were made under the 2021 Sales Agreement after April 30, 2022, and no additional sales of common stock can or will be made under the 2021 Sales Agreement, as the Company, Jefferies LLC and Barclays Capital Inc. mutually agreed to terminate the 2021 Sales Agreement as of July 12, 2022.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for the remainder of fiscal year 2022 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its Advanced Technologies platforms, including its solid oxide, hydrogen and carbon capture platforms, (viii) implement the product cost reductions necessary to achieve profitable operations, (ix) manage working capital and the Company’s unrestricted cash balance and (x) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such  arrangements to construct and deploy our projects to facilitate the growth of our business. The Company has invested capital raised from sales of its common stock to build out its project portfolio. The Company has also utilized and expects to continue to utilize a combination of long-term debt and tax equity financing (e.g., sale-leaseback and partnership transactions) to finance its project asset portfolio as these projects commence commercial operations. The Company may also seek to undertake private placements of debt securities of a portfolio of assets to finance its project asset portfolio. The proceeds of any such financing, if obtained, may allow the Company to reinvest capital back into the business and to fund other projects. We may also seek to obtain additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to reduce or slow planned spending, reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There is no recently adopted accounting guidance.

Recent Accounting Guidance Not Yet Effective

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met to ease an entity’s financial reporting burden as the market transitions from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The FASB further issued ASU 2021-01 in January 2021 to clarify the scope of Topic 848. The guidance was effective upon issuance and may be applied through December 31, 2022. Adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Tax Equity Financings

Groton Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bancorp, Inc. (“East West Bank”) for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT, also known as the Submarine Force. East West Bank’s tax equity commitment totals $15 million.

This transaction was structured as a “partnership flip”, which is a structure commonly used by tax equity investors in the financing of renewable energy projects. Under this partnership flip structure, a partnership, in this case Groton Station Fuel Cell Holdco, LLC (the “Groton Partnership”), was organized to acquire from FuelCell Energy Finance II, LLC, a wholly-owned subsidiary of the Company, all outstanding equity interests in Groton Station Fuel Cell, LLC (the “Groton Project Company”) which in turn owns the Groton Project and is the party to the power purchase agreement and all project agreements.  East West Bank holds Class A Units in the Groton Partnership and a subsidiary of the Company holds the Class B Units. The acquisition of the Groton Project Company by the Groton Partnership was funded in part by an initial draw from East West Bank and funds contributed downstream to the Groton Partnership by the Company. The initial closing occurred on August 4, 2021, upon the satisfaction of certain conditions precedent (including the receipt of an appraisal and confirmation that the Groton Project would be eligible for the investment tax credit under Section 48 of the Internal Revenue Code of 1986, as amended).  In connection with the initial closing, the Company drew down $3.0 million, of which approximately $0.8 million was used to pay closing costs including appraisal fees, title insurance expenses and legal and consulting fees. Under the original terms of the Company’s agreement with East West Bank, the Company would have been eligible to draw the remaining amount of the commitment, approximately $12 million, once the Groton Project achieves commercial operation.

On July 7, 2022, the Company entered into an amendment to its tax equity financing agreement with East West Bank. Under the terms of this amended agreement, the commercial operations deadline was extended to September 30, 2022. In addition, the terms of East West Bank’s remaining investment commitment of $12.0 million were modified such that East West Bank will now contribute $4.0 million on each of the first, second and third anniversaries of the Groton Project achieving commercial operations, rather than contributing the full $12.0 million when the Groton Project achieves commercial operations. Such contributions are subject to certain customer conditions precedent, including a third-party certification by an independent engineer that the plant is operating in conformance with the power purchase agreement. When such contributions are made by East West Bank, the funds will be distributed upstream to the Company, as a reimbursement of prior construction costs incurred by the Company. In conjunction with this amendment, the Company agreed to aggregate fees of $0.5 million, which shall be payable by the Company upon commencement of commercial operations of the plant. Should the project not achieve commercial operations by September 30, 2022, East West Bank will then have a conditional withdrawal right to request the return of their investment at an amount equal to 101% of the amount of the investment.

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

We have determined we are the primary beneficiary in the Groton Partnership for accounting purposes as a Variable Interest Entity (“VIE”) under GAAP. We have considered the provisions within the financing-related agreements (including the limited liability company agreement for the Groton Partnership) which grant us power to manage and make decisions affecting the operations of the Groton Partnership. We consider the rights granted to East West Bank under the agreements to be more protective in nature than participatory. Therefore, we have determined under the power and benefits criterion of Accounting Standards Codification (“ASC”) 810, Consolidations that we are the primary beneficiary of the Groton Partnership. As the primary beneficiary, we consolidate the financial position, results of operations and cash flows of the Groton Partnership in our consolidated financial statements, and all intercompany balances and transactions between us and the Groton Partnership are eliminated. We recognized East West Bank’s share of the net assets of the Groton Partnership as redeemable noncontrolling interests in our Consolidated Balance Sheets. East West Bank’s share of the net assets is considered as a redeemable noncontrolling interest due to the conditional withdrawal right under which, if events outside the control of the Company occur, East West Bank has the ability to force the Company to redeem its interest in the Groton Partnership. The income or loss allocations reflected in our Consolidated Statements of Operations and Comprehensive Loss may create volatility in our reported results of operations, including potentially changing net loss attributable to stockholders to net income attributable to stockholders, or vice versa, from quarter to quarter. Once the Groton Project is operational, we will allocate profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the partnership flip structure. There were no amounts allocated to noncontrolling interest for the three months and nine months ended July 31, 2022 for the Groton Partnership.

Yaphank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in November 2021 with Renewable Energy Investors, LLC (“REI”),  a subsidiary of Franklin Park Infrastructure, LLC, for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank Long Island. REI’s tax equity commitment totaled $12.4 million.

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

The Company determined during the second quarter of fiscal year 2022 that there was an overpayment by REI of the Class A Member Capital Contribution of $0.5 million and as such the Company refunded this amount back to REI reducing the REI tax equity commitment to $11.9 million. During the three and nine months ended July 31, 2022, the Company made priority return distributions to REI of $0.1 million and $0.2 million, respectively, which were calculated at a 2.73% annual interest rate on invested tax equity capital.

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

We are the primary beneficiary in the Yaphank Partnership for accounting purposes as a VIE under GAAP. We have considered the provisions within the financing-related agreements (including the limited liability company agreement for the Yaphank Partnership) which grant us power to manage and make decisions affecting the operations of the Yaphank Partnership. We consider the rights granted to REI under the agreements to be more protective in nature rather than participatory. Therefore, we have determined under the power and benefits criterion of ASC 810, Consolidations that we are the primary beneficiary of the Yaphank Partnership. As the primary beneficiary, we consolidate the financial position, results of operations and cash flows of the Yaphank Partnership in our consolidated financial statements, and all intercompany balances and transactions between us and the Yaphank Partnership are eliminated. We recognized REI’s share of the net assets of the Yaphank Partnership as noncontrolling interests in our Consolidated Balance Sheets. The income or loss allocations reflected in our Consolidated Statements of Operations and Comprehensive Loss may create volatility in our reported results of operations, including potentially changing net loss attributable to stockholders to net income attributable to stockholders, or vice versa, from quarter to quarter. We allocate profits and losses to REI’s noncontrolling interest under the HLBV method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the partnership flip structure. For the three months and nine months ended July 31, 2022, net income (loss) attributable to noncontrolling interests totaled $0.4 million and $(5.0) million, respectively.

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

Note 4. Revenue Recognition

Contract Balances

Contract assets as of July 31, 2022 and October 31, 2021 were $20.7 million and $20.5 million, respectively. The contract assets relate to the Company’s rights to consideration for work performed but not billed. These amounts are included on a separate line item as Unbilled receivables for amounts expected to be billed within one year from the balance sheet date, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. The net change in contract assets represents amounts recognized as revenue offset by customer billings.

Contract liabilities as of July 31, 2022 and October 31, 2021 were $34.7 million and $36.7 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to license performance obligations that will be recognized at a future point in time. The Company discontinued revenue recognition of the deferred license revenue related to the POSCO Energy License Agreements in July 2020 given the then pending arbitrations. During the first quarter of fiscal year 2022, $22.2 million related to the POSCO Energy License Agreements was recharacterized from deferred revenue to customer deposits within Long-term deferred revenue and customer deposits on the accompanying Consolidated Balance Sheets.

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

Under the terms of the Settlement Agreement, the Company agreed that the license agreements are not terminated, but instead are deemed to be amended such that POSCO Energy and its subsidiary, Korea Fuel Cell Co., Ltd. (“KFC”, and with POSCO Energy, collectively, “PE Group”), only have the right (i) to provide maintenance and repair services to PE Group’s existing customers on existing molten carbonate power generation and thermal projects under long-term service agreements currently in force as well as long-term service agreements that have expired and are pending renewal as of the settlement date (collectively, “Existing LTSAs”), (ii) to supply replacement modules purchased from the Company only for their existing customers for existing molten carbonate power generation and thermal projects under Existing LTSAs and (iii) to own, operate and maintain all facilities and factories solely for the purposes set forth in (i) and (ii) above (collectively, the “Right to Service License”) and further agreed to sell modules with a service warranty pursuant to a module sales agreement to be negotiated by the parties after execution of the Settlement Agreement. As such, the Company has considered the execution of the Settlement Agreement to be a contract modification as it results in a change in both the scope and price of a contract with a customer.  Therefore, the Company accounted for such modification under the contract modification guidance included within ASC 606 (Revenue from Contracts with Customers).  Further, the Company noted that none of the parties to the Settlement Agreement specifically acknowledged any payment of damages or reimbursement of any costs related to the matters settled under the Settlement Agreement, which supports the conclusion that the overall settlement is a form of contract modification. Additionally, the transaction price allocated to the modified contract did not exceed the stand-alone selling prices (“SSP”) of the performance obligations under the modified contract (i.e., there is no indication of a premium that would indicate that a portion of the transaction price relates to something other than the promised goods or services).

The Company has identified two revenue elements of the Settlement Agreement related to module sales which include the sale of the module and a performance guarantee. The Company assessed the SSP of the modules utilizing a cost-plus margin approach to arrive at $3.0 million per module which will be recognized upon transfer of control of such modules to KFC via title transfer consistent with the Company’s established revenue recognition policies.  The Company is also providing a performance guarantee for up to seven years with each module to cover any annual output penalty that would need to be paid by PE Group to a customer. The Company evaluated this performance guarantee, determined that $0.65 million per module is considered to be an accrued liability and recorded $3.9 million and $7.9 million for the three and nine months ended July 31, 2022, respectively, as variable consideration based upon the sale of six and twelve modules during the three and nine months ended July 31, 2022, respectively. This variable consideration will be recognized as revenue if and when it is determined that there are no amounts due under the performance guarantee. In its analysis, the Company determined that it is probable that KFC will exercise its option to purchase an additional 14 modules (with a performance guarantee) beyond the firm order of 20 modules, to which it is contractually committed. Given that the license rights for which the Company was previously recognizing revenue are no longer in place and the Company now has a new revenue stream from the sale of modules, the $22.2 million of deferred license revenue was recharacterized as a customer deposit, of which $7.9 million was recorded as variable consideration within Long-term debt and other liabilities on the accompanying Consolidated Balance Sheets. The Company will monitor the variable consideration based on the performance of the modules and revise our estimates as necessary.

EMTEC Joint Development Agreement

Effective as of October 31, 2019, the Company entered into a Joint Development Agreement (as amended, the “EMTEC Joint Development Agreement”) with ExxonMobil Technology and Engineering Company (formerly known as ExxonMobil Research and Engineering Company) (“EMTEC”), pursuant to which the Company has engaged in exclusive research and development efforts with EMTEC to evaluate and develop new and/or improved carbonate fuel cells to reduce carbon dioxide emissions from industrial and power sources, in exchange for (i) payment by EMTEC of certain fees and costs (including research costs of up to $45.0 million) as well as certain milestone-based payments, and (ii) certain licenses.

In Amendment No. 1 to the EMTEC Joint Development Agreement (“Amendment No. 1”), which was executed on October 29, 2021 and effective as of October 31, 2021, the Company and EMTEC agreed, among other things, to extend the term of the EMTEC Joint Development Agreement for an additional six months ending on April 30, 2022. Amendment No. 1 allowed for the continuation of research intended to enable incorporation of design improvements to Company fuel cell design in order to support a decision to use the improvements in a potential future demonstration of the technology for capturing carbon at ExxonMobil’s Rotterdam refinery in The Netherlands (such demonstration, the “Rotterdam Project”) and provided additional time to achieve the first milestone under the EMTEC Joint Development Agreement.

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

On April 29, 2022, the Company and EMTEC entered into Amendment No. 2 (“Amendment No. 2”) to the EMTEC Joint Development Agreement which was effective as of April 30, 2022 and which increased the maximum amount of research costs to be reimbursed by EMTEC from $45.0 million to $50.0 million and extended the term an additional eight months, ending December 31, 2022 (unless terminated earlier). In Amendment No. 2, the Company and EMTEC also agreed to conduct a joint market study, with a target completion date on or before October 31, 2022, to (a) define application opportunities, commercialization strategies, and development requirements, (b) identify partners for potential pilot/demonstration projects and (c) assess fuel cell/stack/module manufacturing scale-up and cost reduction.

During the nine months ended July 31, 2022, the Company achieved the first technical milestone under the EMTEC Joint Development Agreement and received payment of $5.0 million. The Company has not recognized revenue in connection with this milestone achievement as a result of its agreement, in the Letter Agreement described above, to either make a $5.0 million investment in the Rotterdam Project or discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project by $5.0 million, should the Company enter into a contract with EMTEC to proceed with the Rotterdam Project. The Company will continue to evaluate revenue recognition of this milestone achievement as project negotiations with ExxonMobil (or a subsidiary thereof) evolve.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of July 31, 2022, the Company’s total remaining performance obligations were: $38.3 million for product revenue, $112.2 million for service agreements, and $30.2 million for Advanced Technologies contracts in the aggregate. Service revenue in periods in which there are no module exchanges is expected to be relatively consistent from period to period, whereas module exchanges will result in an increase in revenue when exchanges occur.

Note 5. Accounts Receivable, Net and Unbilled Receivables

Accounts receivable, net and Unbilled receivables as of July 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	July 31,	October 31,
	2022	2021
Product, Service and Generation:
Amount billed	$10,032	$13,854
Unbilled receivables (1)	8,505	7,175
	18,537	21,029
Advanced Technologies (including U.S. government(2)):
Amount billed	2,069	876
Unbilled receivables	1,956	1,749
	4,025	2,625
Accounts receivable, net and unbilled receivables	$22,562	$23,654
(1)	Additional long-term unbilled receivables of $10.2 million and $11.6 million are included within “Other assets” as of July 31, 2022 and October 31, 2021, respectively.
(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of July 31, 2022 and October 31, 2021 were $2.6 million and $2.3 million, respectively.

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

The Company had no allowance for doubtful accounts as of July 31, 2022 and October 31, 2021. Uncollectible accounts receivable, including unbilled receivables, are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered or if the Company calculates expected credit loss estimates based upon forward-looking information.

Note 6. Inventories

Inventories (short and long-term) as of July 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	July 31,	October 31,
	2022	2021
Raw materials	$31,347	$25,968
Work-in-process (1)	53,845	45,692
Inventories	85,192	71,660
Inventories – short-term	(80,606)	(67,074)
Inventories – long-term (2)	$4,586	$4,586
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements. Included in work-in-process as of July 31, 2022 and October 31, 2021 was $35.3 million and $39.7 million, respectively, of completed standard components and modules.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

The Company incurred costs associated with excess plant capacity and manufacturing variances of $3.0 million and $1.7 million for the three months ended July 31, 2022 and 2021, respectively, and $7.7 million and $5.0 million for the nine months ended July 31, 2022 and 2021, respectively, which were included within product cost of revenues on the Consolidated Statements of Operations and Comprehensive Loss.

Note 7. Project Assets

Project assets as of July 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	July 31,	October 31,	Estimated
	2022	2021	Useful Life
Project Assets – Operating	$164,725	$116,286	4-20 years
Accumulated depreciation	(28,004)	(19,844)
Project Assets – Operating, net	136,721	96,442
Project Assets – Construction in progress	109,297	126,835	7-20 years
Project Assets, net	$246,018	$223,277

The estimated useful lives of these project assets are 20 years from commencement date for balance of plant (“BOP”) and site construction, and four to seven years for modules. Project assets as of July 31, 2022 and October 31, 2021 included ten and nine, respectively, completed, commissioned installations generating power with respect to which the Company has a power purchase agreement (“PPA”) with the end-user of power and site host with a net aggregate value of $136.7 million and $96.4 million as of July 31, 2022 and October 31, 2021, respectively. Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”) and Crestmark Equipment Finance (“Crestmark”).

Project assets as of July 31, 2022 and October 31, 2021 also include installations with carrying values of $109.3 million and $126.8 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs and which have not yet been placed in service.

Included in “Construction in progress” is the 2.3 MW Toyota project. It was determined in the fourth quarter of fiscal year 2021 that a potential source of renewable natural gas (“RNG”) at favorable pricing was no longer sufficiently probable and that market pricing for RNG had significantly increased, resulting in the determination that the carrying value of the project asset was no longer recoverable. Refer to Note 19. “Commitments and Contingencies” for more information regarding fuel risk exposure. While the Company is pursuing alternative sources of RNG, a $2.8 million charge was recorded for the fiscal year ended October 31, 2021 which represents the carrying value of the project asset less the carrying value of inventory components that could be redeployed for alternative use. Charges for the three month and nine month periods ended July 31, 2022 were $6.9 million and $14.0 million, respectively. As this project is being constructed, only inventory components that can be redeployed for alternative use are being capitalized. The balance of costs incurred are being expensed as generation cost of revenues.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows. The proceeds received from the sale and subsequent leaseback of project assets are classified as “Cash flows from financing activities” within the Consolidated Statements of Cash Flows and are classified as a finance obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 17. “Debt” for more information).

Note 8. Goodwill and Intangible Assets

As of July 31, 2022 and October 31, 2021, the Company had goodwill of $4.1 million and intangible assets of $17.7 million and $18.7 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and the 2019 Bridgeport Fuel Cell Project acquisition. The Versa acquisition intangible asset represents an indefinite-lived in-process research and development intangible asset (“IPR&D”) for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. Amortization expense for the Bridgeport Fuel Cell Project-related intangible asset for each of the three months ended July 31, 2022 and 2021 was $0.3 million and for each of the nine months ended July 31, 2022 and 2021 was $0.9 million.

The Company completed its annual impairment analysis of goodwill and IPR&D as of July 31, 2022.  A qualitative analysis was completed for fiscal year 2022 and the Company determined that there was no impairment of goodwill or IPR&D.

The following tables summarize the carrying value of the Company’s intangible assets as of July 31, 2022 and October 31, 2021 (in thousands):

As of July 31, 2022	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$—	$9,592
Bridgeport PPA	12,320	(4,215)	8,105
Total	$21,912	$(4,215)	$17,697

As of October 31, 2021	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$—	$9,592
Bridgeport PPA	12,320	(3,242)	9,078
Total	$21,912	$(3,242)	$18,670

Note 9. Other Current Assets

Other current assets as of July 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	July 31,	October 31,
	2022	2021
Advance payments to vendors (1)	$6,671	$4,005
Prepaid expenses and other (2)	7,588	5,172
Other current assets	$14,259	$9,177
(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)	The balance for both periods presented includes prepaid vendor expenses including insurance expense.

Note 10. Other Assets

Other assets as of July 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	July 31,	October 31,
	2022	2021
Long-term stack residual value (1)	$—	$263
Long-term unbilled receivables (2)	10,233	11,581
Other (3)	4,479	5,154
Other assets	$14,712	$16,998
(1)	Relates to estimated residual value for module exchanges performed under the Company’s service agreements where the useful life extends beyond the contractual term of the service agreement and the Company obtains title for the module from the customer upon expiration or non-renewal of the service agreement. If the Company does not obtain rights to title from the customer, the full cost of the module is expensed at the time of the module exchange.
(2)	Represents unbilled receivables that relate to revenue recognized on customer contracts that will be billed in future periods in excess of 12 months from the balance sheet date.
(3)	The Company entered into an agreement with one of its customers on June 29, 2016 which included payments for the purchase of the customer’s power platforms by the Company at the end of the term of the agreement. The payments were made in installments over the term of the agreement and the total amount paid as of July 31, 2022 and October 31, 2021 was $2.4 million and $2.2 million, respectively. The $2.4 million paid as of July 31, 2022 was reclassified to project assets during the second quarter of fiscal year 2022. Also included within “Other” are long-term security deposits and prepaid withholding taxes on customer deposits as of July 31, 2022 and October 31, 2021.

Note 11. Accrued Liabilities

Accrued liabilities as of July 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	July 31,	October 31,
	2022	2021
Accrued payroll and employee benefits (1)	$6,737	$2,544
Accrued product warranty cost (2)	378	72
Accrued service agreement and PPA costs (3)	10,009	9,112
Accrued legal, taxes, professional and other	5,411	4,371
Accrued liabilities	$22,535	$16,099
(1)	The balance in this account represents accrued payroll, payroll taxes and accrued bonus for both periods. The increase in the account relates to an increase in accrued bonus as of July 31, 2022.
(2)	The increase in accrued product warranty cost reflects the costs associated with the warranties provided under the POSCO Energy Settlement Agreement. Product warranty expense for the three months ended July 31, 2022 and 2021 was $0.2 million and $7 thousand, respectively, and for the nine months ended July 31, 2022 and 2021 was $0.4 million and $19 thousand, respectively.
(3)	Accrued service agreement costs include loss accruals on service agreements of $6.4 million and $6.5 million as of July 31, 2022 and October 31, 2021, respectively. The accruals for performance guarantees on service agreements and PPAs were $2.5 million and $3.6 million as of October 31, 2021 and July 31, 2022, respectively.

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

Operating lease expense for each of the three months ended July 31, 2022 and 2021 was $0.4 million, and for each of the nine months ended July 31, 2022 and 2021 was $1.1 million. As of July 31, 2022, the weighted average remaining lease term (in years) was approximately 20 years and the weighted average discount rate was 8.3%. Lease payments made during the three months ended July 31, 2022 and 2021 were $0.4 million and $0.3 million, respectively, and during the nine months ended July 31, 2022 and 2021 were $1.1 million and $0.9 million, respectively.

Undiscounted maturities of operating lease and finance lease liabilities as of July 31, 2022 were as follows:

	Operating Leases	Finance Leases
Due Year 1	$1,251	$50
Due Year 2	804	29
Due Year 3	767	—
Due Year 4	693	—
Due Year 5	719	—
Thereafter	12,597	—
Total undiscounted lease payments	16,831	79
Less imputed interest	(8,414)	(12)
Total discounted lease payments	$8,417	$67

Note 13. Stockholders’ Equity and Warrant Liabilities

2022 Open Market Sale Agreement

On July 12, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to 95.0 million shares of the Company’s common stock. Pursuant to the Open Market Sale Agreement, the Company pays each agent a commission equal to 2.0% of the gross proceeds from each sale of shares made by such agent under the Open Market Sale Agreement. From the date of the Open Market Sale Agreement through July 31, 2022, the Company sold approximately 18.5 million shares under the Open Market Sale Agreement at an average sale price of $3.63 per share. Of this 18.5 million shares, approximately 7.8 million shares were issued and settled during the period ended July 31, 2022, resulting in gross proceeds of approximately $27.9 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $27.2 million after deducting commissions and fees totaling approximately $0.7 million. The balance of approximately 10.7 million shares were settled subsequent to July 31, 2022, resulting in gross proceeds (before deducting sales commissions) of approximately $39.2 million and net proceeds to the Company (received in August 2022) of approximately $38.4 million after deducting commissions totaling approximately $0.8 million.

The Company currently intends to use the net proceeds from this offering to accelerate the development and commercialization of its product platforms (including, but not limited to, its solid oxide and carbon capture platforms), for project development, market development, and internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes.  The Company may also use the net proceeds from this offering to invest in joint ventures, acquisitions, and strategic growth investments and to acquire, license or invest in products, technologies or businesses that complement its business.

As of July 31, 2022, approximately 87.2 million shares were available for issuance under the Open Market Sale Agreement. Taking into account the sales that settled subsequent to July 31, 2022, approximately 76.5 million shares are available for issuance under the Open Market Sale Agreement as of the date of this report.

2021 Open Market Sale Agreement

On June 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC and Barclays Capital Inc. (the “2021 Sales Agreement”) with respect to an at the market offering program under which the Company could, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $500 million. Pursuant to the 2021 Sales Agreement, the Company paid the agent making each sale a commission equal to 2.0% of the aggregate gross proceeds it received from such sale by such agent of shares under the 2021 Sales Agreement. From the date of the 2021 Sales Agreement through April 30, 2022, approximately 64.0 million shares of the Company’s common stock were sold under the 2021 Sales Agreement at an average sales price of $7.79 per share, resulting in aggregate gross proceeds of approximately $498.1 million, before deducting sales commissions. Commissions of approximately $10.0 million in the aggregate were paid to Jefferies LLC and Barclays Capital Inc. in connection with these sales, resulting in aggregate net proceeds to the Company of approximately $488.1 million. No sales of common stock were made under the 2021 Sales Agreement after April 30, 2022, and no additional sales of common stock can or will be made under the 2021 Sales Agreement, as the Company, Jefferies LLC and Barclays Capital Inc. mutually agreed to terminate the 2021 Sales Agreement as of July 12, 2022.

Outstanding Warrants

The following table summarizes outstanding warrant activity during the nine months ended July 31, 2022:

Series C Warrants
Balance as of October 31, 2021	950,102
Warrants issued	—
Warrants exercised	—
Warrants expired	(950,102)
Balance as of July 31, 2022	—

The Series C warrants, which were issued in May 2017, had an exercise price of $19.20 per share and a term of five years. The Series C warrants expired in May 2022.

Note 14. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of July 31, 2022, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of July 31, 2022 and October 31, 2021, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash during each of the three month periods ended July 31, 2022 and 2021 and dividends of $2.4 million were paid in cash during each of the nine month periods ended July 31, 2022 and 2021.

Note 15. Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(29,414)	$(11,997)	$(100,255)	$(76,874)
Series B preferred stock dividends	(800)	(800)	(2,400)	(2,400)
Net loss attributable to common stockholders	$(30,214)	$(12,797)	$(102,655)	$(79,274)
Denominator
Weighted average common shares outstanding – basic	387,465,758	337,291,562	375,638,293	323,983,465
Effect of dilutive securities (1)	—	—	—	—
Weighted average common shares outstanding – diluted	387,465,758	337,291,562	375,638,293	323,983,465
Net loss to common stockholders per share – basic	$(0.08)	$(0.04)	$(0.27)	$(0.24)
Net loss to common stockholders per share – diluted (1)	$(0.08)	$(0.04)	$(0.27)	$(0.24)
(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of July 31, 2022 and 2021, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	July 31,	July 31,
	2022	2021
May 2017 Offering – Series C Warrants	-	950,102
Outstanding options to purchase common stock	20,231	22,388
Unvested Restricted Stock Units	3,573,354	2,665,764
5% Series B Cumulative Convertible Preferred Stock	37,837	37,837
Total potentially dilutive securities	3,631,422	3,676,091

Note 16. Restricted Cash

As of July 31, 2022 and October 31, 2021, there was $23.2 million and $28.0 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	July 31,	October 31,
	2022	2021
Cash Restricted for Outstanding Letters of Credit (1)	$4,824	$6,478
Cash Restricted for PNC Sale-Leaseback Transactions (2)	4,599	5,514
Cash Restricted for Crestmark Sale-Leaseback Transactions (3)	2,892	2,887
Bridgeport Fuel Cell Park Project Debt Service and Performance Reserves (4)	9,714	11,937
Other	1,130	1,183
Total Restricted Cash	23,159	27,999
Restricted Cash and Cash Equivalents – Short-Term (5)	(5,627)	(11,268)
Restricted Cash and Cash Equivalents – Long-Term	$17,532	$16,731
(1)	Letters of credit outstanding as of July 31, 2022 expire on various dates through August 2028.
(2)	Long and short-term reserve that is to be used primarily to fund future module exchanges for operating projects falling under the PNC sale leaseback obligations. The decrease in restricted cash at July 31, 2022 compared to October 31, 2021 is a result of the Company’s performance in completing certain module exchanges, which resulted in the restriction being released.
(3)	Long and short-term reserve that is to be used primarily to fund future module exchanges and other performance obligations.
(4)	Long and short-term reserves for the Bridgeport Fuel Cell Park Project to fund future module exchanges and other performance requirements.
(5)	Short-term restricted cash and cash equivalents are amounts expected to be released and categorized as unrestricted cash within twelve months of the balance sheet date.

Note 17. Debt

Debt as of July 31, 2022 and October 31, 2021 consisted of the following (in thousands):

	July 31,	October 31,
	2022	2021
Connecticut Green Bank Loan	$4,800	$4,800
Connecticut Green Bank Loan (Bridgeport Fuel Cell Project)	3,716	4,318
Liberty Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	5,903	7,465
Fifth Third Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	5,903	7,465
Finance obligation for sale-leaseback transactions	56,526	56,492
State of Connecticut Loan	7,987	8,622
Finance lease obligations	67	102
Deferred finance costs	(1,245)	(1,556)
Total debt and financing obligations	83,657	87,708
Current portion of long-term debt and financing obligations	(9,810)	(10,085)
Long-term debt and financing obligations	$73,847	$77,623

Note 18. Benefit Plans

We have stockholder approved equity incentive plans, a stockholder approved Employee Stock Purchase Plan and an employee tax-deferred savings plan. During the nine months ended July 31, 2022, the Company’s Board of Directors approved a sub-plan to its 2018 Omnibus Incentive Plan, as amended and restated, which is described in more detail below.

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

On December 10, 2021, the Company’s Board of Directors approved a Long Term Incentive Plan (the “FY 2022 LTI Plan”) as a sub-plan consisting of awards made under the 2018 Incentive Plan. The participants in the FY 2022 LTI Plan include members of senior management and the Company’s named executive officers (as identified in the definitive proxy statement filed by the Company on February 22, 2022). The FY 2022 LTI Plan consists of two award components: (1) relative total shareholder return (“TSR”) performance units, and (2) time-vesting restricted stock units. The performance units granted during the nine months ended July 31, 2022 will be earned over the performance period ending on October 31, 2024, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR performance units is the TSR of the Company relative to the TSR of the Russell 2000 from November 1, 2021 through October 31, 2024. In addition to senior management, the Board of Directors also approved time-based awards to certain salaried employees to promote ownership of the Company’s equity and retention. The time-vesting RSUs granted during the nine months ended July 31, 2022 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant. None of the awards granted as part of the FY 2022 LTI Plan include any dividend equivalent or other stockholder rights. To the extent the awards are earned, they may be settled in shares or cash of an equivalent value at the Company’s option.

On December 10, 2021, 642,464 time-vesting restricted stock units and 169,026 performance units were awarded under the FY 2022 LTI Plan. Should the Company’s share price achieve the 200% performance level, awardees will receive up to 169,026 additional performance units. The performance units were valued based on a Monte-Carlo Simulation, and the estimated fair value of the 169,026 relative TSR performance units was $11.70 per share. The performance units and time-vesting restricted stock units are expensed over the three-year service period. There are a total of 1,179,960 performance units outstanding as of July 31, 2022, which includes performance units that may be issued upon the achievement of the highest performance level under the Company’s long term incentive plans (including the FY 2022 LTI Plan).

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months Ended July 31,		Nine months Ended July 31,
	2022	2021	2022	2021
Cost of revenues	$175	$133	$512	$449
Administrative and selling expense	1,598	706	4,126	2,941
Research and development expense	135	33	319	97
	$1,908	$872	$4,957	$3,487

Restricted Stock Awards and Restricted Stock Units Including Performance Based Awards

The following table summarizes our RSA and RSU activity for the nine months ended July 31, 2022:

Restricted Stock Awards and Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2021	2,543,541	$5.08
Granted – performance units	169,026	11.70
Granted – time-vesting restricted stock units	652,597	9.20
Vested	(88,388)	3.54
Outstanding as of January 31, 2022	3,276,776	$6.27
Granted – time-vesting restricted stock units	85,804	5.52
Vested	(25,464)	9.57
Forfeited	(21,559)	9.05
Outstanding as of April 30, 2022	3,315,557	6.21
Granted – time-vesting restricted stock units	273,407	5.36
Vested	(2,022)	15.06
Forfeited	(13,588)	9.20
Outstanding as of July 31, 2022	3,573,354	$6.13

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

Project Fuel Exposure

Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT and our 7.4 MW project under construction in Hartford, CT; (ii) procuring fuel under fixed price physical contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project and the initial seven years of the eighteen year PPA for our LIPA Yaphank Project; and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations.

We currently have three projects in development with fuel sourcing risk, which are the Toyota project, which requires procurement of RNG, and our Derby, CT 14.0 MW and 2.8 MW projects, both of which require natural gas for which there is no pass through mechanism. Fuel sourcing and risk mitigation strategies for all three projects are being assessed and will be implemented as project operational dates become firm. Such strategies may require cash collateral or reserves to secure fuel or related contracts for these three projects. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby project assets and further impairment charges for the Toyota project asset.

While the Company is pursuing alternative sources of RNG for the Toyota project, charges are being recorded to cost of generation revenues for any project expenditure which may be unrecoverable. To date, $16.8 million in charges have been recorded, which includes $2.8 million in charges for the fiscal year ended October 31, 2021 and $14.0 million in charges for the nine months ended July 31, 2022. As of July 31, 2022, the carrying value of the Toyota project on the Consolidated Balance Sheet totaled $21.3 million which represents the carrying value of inventory components that could be redeployed for alternative use.

Given the rise in natural gas prices through and as of July 31, 2022, the Company performed a recoverability analysis with respect to the Derby 14.0 MW and 2.8 MW projects and concluded that the assets are recoverable and therefore an impairment has not occurred. Should natural gas prices continue to rise, there could be an impairment in future periods. The Company has risk mitigation strategies that it may implement in an effort to mitigate potential impacts including the ability to extend commercial operations dates. As of July 31, 2022, the carrying value of the 14.0 MW project in Derby, CT totaled $26.2 million and the carrying value of the 2.8 MW project in Derby, CT totaled $0.6 million.

Impact of the COVID-19 Pandemic

During fiscal year 2020, the Company launched a proactive response to the escalating COVID-19 outbreak and temporarily suspended operations at its Torrington, CT manufacturing facility in March 2020. The Company also commenced remote work protocol for those employees worldwide that were capable of working from home. The Company took these actions to secure the safety of the Company’s employees, our corporate community as a whole, and the communities in which our team members live, and to adhere to Centers for Disease Control and Prevention (“CDC”) recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. All employees that were not able to work from home during the manufacturing facility shutdown due to their job function received full wages and benefits during such time. We did not implement any furlough, layoff or shared work program during such time. The Company resumed manufacturing in June 2020 and the Torrington, CT manufacturing facility employees returned to work. We established a phased-in return to work schedule commencing March 15, 2021 for those employees working from home, which was completed in April 2021. In December of 2021, we instructed certain employees to work from home as a result of a rise in cases in the northeastern United States. We lifted this mandate at the end of January 2022.  We will continue to evaluate our ability to operate in the event of a resurgence of COVID-19 and the advisability of continuing operations based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders. In addition, given the then-elevated number of  COVID-19 cases throughout the U.S. as a result of the highly transmissible Delta and Omicron variants, the Company instituted policies to protect its employees and customers, including implementing a mandatory vaccination policy which required all U.S. employees to be fully vaccinated by November 1, 2021 or to seek a qualified religious and/or medical exemption with weekly testing protocols. Our weekly testing protocol for unvaccinated employees has been suspended due to the relatively low incidence of COVID-19 infections. However, we will continue to monitor any COVID-19 related data that affects the interests of the Company and its stakeholders and will take appropriate action as necessary.

Other

As of July 31, 2022, the Company had unconditional purchase commitments aggregating $75.6 million for materials, supplies and services in the normal course of business.

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

Settlement Agreement

In order to resolve the disputes described above (other than the books and records dispute which was previously resolved by the Court), on December 20, 2021, the Company entered into the Settlement Agreement with PE Group. The Settlement Agreement provides, among other things, that the parties will cooperate in good faith to effect a market transition to the Company of the molten carbonate fuel cell business in Korea in accordance with the terms and conditions of the Settlement Agreement. To that end, the Settlement Agreement provides that any and all past, current, or potential disputes and claims between the Company, on the one hand, and POSCO Energy and KFC, on the other, of any nature whatsoever, whether known or unknown, asserted or not asserted, based on actions or omissions of any party on or before the date of Settlement Agreement are fully and finally settled, including such disputes and claims, directly or indirectly, in connection with the legal disputes (other than the books and records dispute which was previously resolved by the Court) and License Agreements described above, with the exception of (i) an unfiled claim by the Company in the amount of approximately $1.8 million with respect to certain royalties the Company believes are owed by POSCO Energy with respect to replacement modules deployed by POSCO Energy at Gyenonggi Green Energy and other sites for which POSCO Energy has not paid royalties, and (ii) an unfiled claim by POSCO Energy in an unknown amount with respect to a series of purchase orders for materials and components which began in 2014 under a supply chain contract, both of which claims remain unsettled. The Company does not believe the claim by POSCO Energy with respect to purchase orders for materials and components under the supply chain contract has merit and the Company retains the right to file a counterclaim for damages it believes it has incurred with respect to such supply chain contract. With respect to the attachments obtained by POSCO Energy from the Seoul Central District Court (as described above), the Settlement Agreement provides that, within five days of the date of the Settlement Agreement, POSCO Energy would file an application with the Seoul Central District Court to revoke the attachments. The application was filed with the Seoul Central District Court and, during the second quarter of fiscal year 2022, the Company recovered the outstanding KOSPO accounts receivable of approximately $11.2 million from the Seoul Central District Court.

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

The Settlement Agreement further provides that, in order to service its existing customers under the Existing LTSAs, KFC would place a firm, non-cancelable order for twelve SureSource 3000 modules within two weeks after the date of the Settlement Agreement and would place an additional firm, non-cancelable order for eight SureSource 3000 modules on or before June 30, 2022 (which additional order was received from KFC in June 2022), all at a price of $3.0 million per module. In addition, KFC has agreed to use commercially reasonable efforts to order fourteen additional SureSource 3000 modules by December 31, 2022, at a price of $3.0 million per module if ordered by such date. If KFC materially breaches the Settlement Agreement by failing to make timely and full payment for the modules for which KFC is required to place orders under the Settlement Agreement and does not cure such material breach within fifteen days of notice of such breach by the Company, the License Agreements and the Right to Service License granted to PE Group will be terminated. If the Company materially breaches the Settlement Agreement by failing to supply the modules for which KFC is required to place orders under the Settlement Agreement, as long as KFC has made the payment for such modules and has otherwise satisfied its contractual obligations for those modules and such material breach is not cured within sixty days after notice from PE Group, PE Group will have the right to terminate the Settlement Agreement. With respect to any other alleged breach, material or otherwise, of the Settlement Agreement, the parties’ exclusive remedy consists solely of general damages.

The Company received a firm, non-cancelable order from KFC for twelve SureSource 3000 modules. Six of these modules were delivered Ex Works from the Company’s facility in Torrington, CT in January 2022 and six of these modules were delivered Ex Works from the Company’s facility in Torrington, CT in June 2022.

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

Although the Company has the exclusive and unrestricted right under the Settlement Agreement to perform, pursue, and otherwise conduct its business in relation to new fuel cell projects (including new projects with PE Group’s existing customers) in Korea and Asia, the parties have agreed that, except as further provided in the Settlement Agreement with respect to PE Group’s existing customers Noeul Green Energy and Godeok Green Energy, the Company will not engage in discussions with PE Group’s existing customers regarding Existing LTSAs without PE Group’s consent. The parties have further agreed that if PE Group cannot enter into an agreement with its existing customers to extend or renew Existing LTSAs by December 31, 2022, PE Group will cooperate with the Company so that the Company may discuss and, at the Company’s sole discretion, enter into an extension of an Existing LTSA, a new long-term service agreement to replace an Existing LTSA, or a module sales agreement with PE Group’s existing customers; provided that (i) should the Company enter into such an arrangement with a PE Group existing customer, (ii) the Company is required to provide replacement modules to such existing customer under such arrangement, and (iii) PE Group has not already deployed all or some of the modules that PE Group ordered under the Settlement Agreement, the Company will purchase the number of required replacement modules from PE Group at a price of $3.0 million per module (to the extent such modules are available and have not yet been deployed). The purchase of such replacement modules by the Company is contingent upon the modules being in proper condition as determined by inspection process to be agreed to by the parties. Any modules purchased by the Company from PE Group under these terms will be included as part of the firm orders KFC is required to make pursuant to the Settlement Agreement.

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

With respect to BOP, KFC currently has eight units of BOP available, and the Settlement Agreement provides that the Company has the option to purchase such units of BOP for any new molten carbonate fuel cell projects within Korea at a price of KRW 2,550,000,000 (or USD $2,116,500 as of July 31, 2022) per unit. The Company will also have a non-exclusive, non-transferrable, non-sublicensable license to use the intellectual property embedded in the BOP units in Korea in consideration for a reasonable license fee to be separately agreed by the parties. Detailed terms and conditions of BOP and related software and firmware supply will be discussed and agreed to in good faith in separate BOP supply agreements in the event the Company exercises its option to purchase any of such BOP.

As described above, the Company retained outside counsel on a contingency basis to pursue its claims against POSCO Energy and KFC, and outside counsel entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration proceedings brought by the Company against POSCO Energy and KFC. Because the Company entered into the Settlement Agreement, it was required to remit fees to its counsel, Wiley Rein, LLP (“Wiley”), subject to the terms of its engagement letter with Wiley. On December 23, 2021, the Company agreed that it would pay Wiley a total of $24.0 million to satisfy all obligations to Wiley under the Company’s engagement letter (which is included in Administrative and selling expenses on the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended July 31, 2022). The total amount of $24.0 million was paid in full during the nine months ended July 31, 2022.

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

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical statements and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. When used in this report, the words “expects,” “anticipates,” “estimates,” “goals,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries of fuel cell technology and products and the market for such products; (ii) expected operating results such as revenue growth and earnings; (iii) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (iv) future funding under Advanced Technologies contracts; (v) future financing for projects, including equity and debt investments by investors and commercial bank financing, as well as overall financial market conditions; (vi) the expected cost competitiveness of our technology; and (vii) our ability to achieve our sales plans, market access and market expansion goals, and cost reduction targets.

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

Comparison of Three Months Ended July 31, 2022 and 2021

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended July 31, 2022 and 2021 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2022	2021	$	%
Total revenues	$43,104	$26,820	$16,284	61%
Total costs of revenues	47,284	25,720	21,564	84%
Gross (loss) profit	$(4,180)	$1,100	$(5,280)	(480)%
Gross margin	(9.7)%	4.1%

Total revenues for the three months ended July 31, 2022 of $43.1 million reflects an increase of $16.3 million from $26.8 million for the same period in the prior year. Cost of revenues for the three months ended July 31, 2022 of $47.3 million reflects an increase of $21.6 million from $25.7 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the three months ended July 31, 2022 and 2021 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2022	2021	$	%
Product revenues	$18,000	$—	$18,000	N/A
Cost of product revenues	17,919	1,903	16,016	842%
Gross profit (loss) from product revenues	$81	$(1,903)	$1,984	104%
Product gross margin	0.5%	N/A

Product revenues for the three months ended July 31, 2022 were $18.0 million compared to $0 for the three months ended July 31, 2021. The increase in product revenues was a result of module sales to Korea Fuel Cell Co., Ltd. (“KFC”) (a subsidiary of POSCO Energy Co., Ltd. (“POSCO Energy”)) for which the Company recognized $18.0 million on the delivery Ex Works of six modules from the Company’s facility in Torrington, CT in June 2022.

We have completed manufacturing the eight modules needed to fulfill the order placed by KFC in June 2022 pursuant to the Settlement Agreement among the Company, POSCO Energy, and KFC (which is discussed in additional detail in Part II, Item 1 of this report) and expect to deliver those modules Ex Works and recognize the resulting revenue in the fourth quarter of fiscal year 2022.

Cost of product revenues increased $16.0 million for the three months ended July 31, 2022 to $17.9 million, compared to $1.9 million in the same period in the prior year. The increase is primarily due to the module sales to KFC.  Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $3.0 million for the three months ended July 31, 2022 compared to approximately $1.7 million for the three months ended July 31, 2021.

For the three months ended July 31, 2022, we operated at an annualized production rate of approximately 36.5 MW, which is an increase from the annualized production rate of 35 MW for the three months ended July 31, 2021.

Service agreements revenues

Service agreements revenues and related costs for the three months ended July 31, 2022 and 2021 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2022	2021	$	%
Service agreements revenues	$9,049	$14,344	$(5,295)	(37)%
Cost of service agreements revenues	7,718	13,026	(5,308)	(41)%
Gross profit from service agreements revenues	$1,331	$1,318	$13	1%
Service agreements revenues gross margin	14.7%	9.2%

Service agreements revenues for the three months ended July 31, 2022 decreased $5.3 million to $9.0 million from $14.3 million for the three months ended July 31, 2021. Service agreements revenues for the three months ended July 31, 2022 and 2021 include revenues recorded for module exchanges and routine and non-routine maintenance activities. The decrease in revenues for the three months ended July 31, 2022 is primarily due to the fact that there were fewer module exchanges and fewer non-routine maintenance activities during the three months ended July 31, 2022 than during the three months ended July 31, 2021.

Cost of service agreements revenues decreased $5.3 million to $7.7 million for the three months ended July 31, 2022 from $13.0 million for the three months ended July 31, 2021. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges and the decrease is primarily due to the fact that there were fewer module exchanges and fewer non-routine maintenance activities during the three months ended July 31, 2022 than during the three months ended July 31, 2021.

Overall gross profit from service agreements revenues was $1.3 million for the three months ended July 31, 2022 and July 31, 2021. The overall gross margin was 14.7% for the three months ended July 31, 2022 compared to a gross margin of 9.2% in the comparable prior year period. Gross margin was higher during the three months ended July 31, 2022 primarily due to the fact that the module exchanges that were completed during the three months ended July 31, 2022 were performed pursuant to service agreements with higher margins as compared to the three months ended July 31, 2021.

Generation revenues

Generation revenues and related costs for the three months ended July 31, 2022 and 2021 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2022	2021	$	%
Generation revenues	$10,877	$6,230	$4,647	75%
Cost of generation revenues	18,136	6,728	11,408	170%
Gross loss from generation revenues	$(7,259)	$(498)	$(6,761)	1358%
Generation revenues gross margin	(66.7)%	(8.0)%

Revenues from generation for the three months ended July 31, 2022 totaled $10.9 million, which represents an increase of $4.6 million from revenue recognized of $6.2 million for the three months ended July 31, 2021. Generation revenues for the three months ended July 31, 2022 and 2021 reflect revenue from electricity generated under our power purchase agreements (“PPAs”). The increase in generation revenues in the three months ended July 31, 2022 is primarily due to the completion of the Long Island Power Authority (“LIPA”) Yaphank project during the three months ended January 31, 2022 and the higher operating output of the generation fleet portfolio as a result of module exchanges during the last nine months of fiscal year 2021. Generation revenues for the three months ended July 31, 2022 also include revenues from sales of renewable energy credits (which resulted in an increase in generation revenues of approximately $1.7 million).

Cost of generation revenues totaled $18.1 million in the three months ended July 31, 2022. The increase from the comparable prior year period was primarily due to expensed construction costs of approximately $6.9 million related to the Toyota project and costs of approximately $1.9 million related to the increased size of the installed fleet with the LIPA Yaphank project achieving commercial operation, offset by lower operating costs for existing plants due to efficiencies from plant maintenance activities and module exchanges.  As further background on the costs related to the Toyota project, it was determined in the fourth quarter of fiscal year 2021 that a potential source of renewable natural gas (“RNG”) at favorable pricing was no longer sufficiently probable for the Toyota project resulting in impairment of the asset. Thus, as the Toyota project is being constructed, only amounts associated with inventory components that can be redeployed for alternative use are being capitalized. The balance of costs incurred (i.e., the approximately $6.9 million of construction costs mentioned above) are being expensed as cost of generation revenues.

We currently have three projects in development with fuel sourcing risk, which are the Toyota project, which requires procurement of RNG, and our Derby, CT 14.0 MW and 2.8 MW projects, which require natural gas. Fuel sourcing and risk mitigation strategies for all three projects are being assessed and will be implemented as project operational dates become firm. Such strategies may require cash collateral or reserves to secure fuel or related contracts for these three projects. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby project assets and further impairment charges for the Toyota project asset.

Cost of generation revenues included depreciation and amortization of approximately $4.1 million and $3.3 million for the three months ended July 31, 2022 and 2021, respectively.

The decrease in generation revenues gross margin is primarily related to the $6.9 million of costs being expensed related to the Toyota project, partially offset by higher margins from the operating fleet (due in part to the higher operating output of the generation fleet portfolio) compared to the three months ended July 31, 2021.

We had 41.4 MW of operating power plants in our generation operating portfolio as of July 31, 2022, which increased from 34.0 MW as of July 31, 2021.  The increase relates to the 7.4 MW platform for LIPA in Yaphank Long Island, New York, which commenced commercial operations during the three months ended January 31, 2022.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended July 31, 2022 and 2021 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2022	2021	$	%
Advanced Technologies contract revenues	$5,178	$6,246	$(1,068)	(17)%
Cost of Advanced Technologies contract revenues	3,511	4,063	(552)	(14)%
Gross profit from Advanced Technologies contracts	$1,667	$2,183	$(516)	(24)%
Advanced Technologies contract gross margin	32.2%	35.0%

Advanced Technologies contract revenues decreased to $5.2 million for the three months ended July 31, 2022 from $6.2 million for the three months ended July 31, 2021. Compared to the three months ended July 31, 2021, Advanced Technologies contract revenues recognized under the Joint Development Agreement entered into with ExxonMobil Technology and Engineering Company f/k/a ExxonMobil Research and Engineering Company (“EMTEC”), on November 5, 2019 (as amended effective as of October 31, 2021 and April 30, 2022, (the “EMTEC Joint Development Agreement”)) were approximately $3.1 million lower during the three months ended July 31, 2022 due to the more limited scope of work performed during this period compared to the scope of work performed in the comparable prior year period, offset by an increase in revenue recognized under government contracts and other contracts of $2.0 million for the three months ended July 31, 2022.

Cost of Advanced Technologies contract revenues were $3.5 million for the three months ended July 31, 2022, compared to $4.1 million for the same period in the prior year. This decrease is a result of the level of activity and the scope of work performed under the EMTEC Joint Development Agreement in the three months ended July 31, 2022.

Advanced Technologies contracts for the three months ended July 31, 2022 generated a gross profit of $1.7 million compared to a gross profit of $2.2 million for the three months ended July 31, 2021. The lower gross profit was due to lower revenues recognized under the EMTEC Joint Development Agreement during the three months ended July 31, 2022 compared to the three months ended July 31 2021.

Administrative and selling expenses

Administrative and selling expenses were $14.2 million and $8.7 million for the three months ended July 31, 2022 and 2021, respectively. The increase is related to higher sales, marketing and consulting costs, as the Company is investing in rebranding and accelerating its sales and commercialization efforts including increasing the size of its sales and marketing teams, which resulted in an increase in compensation expense resulting from an increase in headcount.

Research and development expenses

Research and development expenses increased to $9.7 million for the three months ended July 31, 2022 compared to $3.0 million for the three months ended July 31, 2021. The increase is due to an increase in spending on the Company’s ongoing commercial development efforts related to our solid oxide platform and carbon capture solutions compared to the comparable prior year period.

Loss from operations

Loss from operations for the three months ended July 31, 2022 was $28.0 million compared to $10.6 million for the three months ended July 31, 2021. This increase was driven by a $12.1 million increase in operating expenses for the three months ended July 31, 2022 as a result of (a) higher sales, marketing and consulting costs and an increase in compensation expense resulting from an increase in headcount and (b) higher research and development expenses, which were higher due to an increase in spending on the Company’s ongoing commercial development efforts related to our solid oxide platform and carbon capture solutions compared to the comparable prior year period. The increase in loss from operations was also due to a gross loss of $4.2 million in the three months ended July 31, 2022 compared to gross profit of $1.1 million in the three months ended July 31, 2021. The increase in gross loss was driven by higher manufacturing variances, $6.9 million of non-capitalizable costs related to construction of the Toyota project, and lower Advanced Technologies contract margin, partially offset by increased service gross profit and reduced generation gross loss (excluding the impact of non-capitalizable costs related to construction of the Toyota project).

Interest expense

Interest expense for the three months ended July 31, 2022 and 2021 was $1.6 million. Interest expense for both periods includes interest related to finance obligations related to failed sale-leaseback transactions and interest on the outstanding loans associated with the Bridgeport Fuel Cell Project.

Other income, net

Other income, net was $1.1 million and $0.1 million for the three months ended July 31, 2022 and 2021, respectively. Other income, net for the three months ended July 31, 2022 represents $0.9 million of interest earned on money market investments and $0.3 million of research and development tax credits partially offset by foreign exchange rate losses of $0.1 million.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Provision for income tax recorded for the three months ended July 31, 2022 and 2021 was $0.5 million and $7 thousand, respectively. The provision for income tax recorded for the three months ended July 31, 2022 reflects the realization of withholding taxes on customer deposits which pertain to the sale of modules to KFC.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three month periods ended July 31, 2022 and 2021.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest is the result of allocating profits and losses to noncontrolling interest under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of our tax equity financings with East West Bancorp, Inc. (“East West Bank”) and Renewable Energy Investors, LLC (“REI”).

For the three months ended July 31, 2022, net income attributable to noncontrolling interest totaled $0.4 million for the LIPA Yaphank tax equity financing transaction with REI. There was no comparable net income for the prior year period as the LIPA Yaphank tax equity transaction closed and the LIPA Yaphank project began operating in the first quarter of fiscal year 2022.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended July 31, 2022 and 2021, net loss attributable to common stockholders was $30.2 million and $12.8 million, respectively, and loss per common share was $0.08 and $0.04, respectively. The increase in the net loss attributable to common stockholders for the three months ended July 31, 2022 is primarily due to the gross loss for the three months ended July 31, 2022 compared to gross profit for the three months ended July 31, 2021, as well as higher operating expenses during the three months ended July 31, 2022. The higher net loss per common share for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021 is primarily due to the higher net loss attributable to common stockholders, partially offset by the higher number of weighted average shares outstanding due to share issuances since July 31, 2021.

Comparison of Nine Months Ended July 31, 2022 and 2021

Revenues and Costs of revenues

Our revenues and cost of revenues for the nine months ended July 31, 2022 and 2021 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2022	2021	$	%
Total revenues	$91,283	$55,650	$35,633	64%
Total costs of revenues	105,668	62,924	42,744	68%
Gross loss	$(14,385)	$(7,274)	$(7,111)	98%
Gross margin	(15.8)%	(13.1)%

Total revenues for the nine months ended July 31, 2022 of $91.3 million reflects an increase of $35.6 million from $55.7 million during the same period in the prior year. Cost of revenues for the nine months ended July 31, 2022 of $105.7 million reflects a $42.7 million increase from $62.9 million during the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs from product revenues for the nine months ended July 31, 2022 and 2021 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2022	2021	$	%
Product revenues	$36,000	$—	$36,000	N/A
Cost of product revenues	39,159	6,190	32,969	533%
Gross loss from product revenues	$(3,159)	$(6,190)	$3,031	(49)%
Product revenues gross loss	(8.8)%	N/A

Product revenues for the nine months ended July 31, 2022 were $36.0 million compared to $0 for the nine months ended July 31, 2021. The increase in product revenues is a result of module sales to KFC for which the Company recognized (i) $18.0 million on the delivery Ex Works of six modules from the Company’s facility in Torrington, CT in January 2022 and (ii) an additional $18.0 million on the delivery Ex Works of six modules from the Company’s facility in Torrington, CT in June 2022.

Cost of product revenues increased $33.0 million for the nine months ended July 31, 2022 to $39.2 million, compared to $6.2 million in the same period in the prior year. The increase is primarily due to the module sales to KFC. The increase also relates to a fixed asset impairment charge of approximately $1.0 million incurred during the nine months ended July 31, 2022 (related to the cessation of operations at a conditioning facility in Danbury, CT, which is being replaced by a new conditioning facility located at our Torrington, CT manufacturing facility as a part of our fiscal year 2022 capital investments) and accrued warranty costs of approximately $0.4 million associated with the module sales to KFC discussed above. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $7.7 million for the nine months ended July 31, 2022 compared to approximately $5.0 million for the nine months ended July 31, 2021.

For the nine months ended July 31, 2022, we operated at an annualized production rate of approximately 38.5 MW, which is an increase from the annualized production rate of 30 MW for the nine months ended July 31, 2021.

Service agreements revenues

Service agreements revenues and related costs for the nine months ended July 31, 2022 and 2021 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2022	2021	$	%
Service agreements revenues	$13,855	$19,917	$(6,062)	(30)%
Cost of service agreements revenues	13,123	20,992	(7,869)	(37)%
Gross profit (loss) from service agreements revenues	$732	$(1,075)	$1,807	(168)%
Service agreements revenues gross margin	5.3%	(5.4)%

Service agreements revenues for the nine months ended July 31, 2022 decreased $6.1 million to $13.9 million from $19.9 million for the nine months ended July 31, 2021. The decline in service agreements revenues for the nine months ended July 31, 2022 is primarily due to fewer module exchanges during the nine months ended July 31, 2022 than during the nine months ended July 31, 2021.

Cost of service agreements revenues decreased $7.9 million to $13.1 million for the nine months ended July 31, 2022 from $21.0 million for the nine months ended July 31, 2021. Cost of service agreements revenues were lower for the nine months ended July 31, 2022 than for the nine months ended July 31, 2021 primarily due to the fact that less planned module exchanges in the service fleet occurred during the nine months ended July 31, 2022 than during the nine months ended July 31, 2021. Cost of service agreements revenues includes maintenance and operating costs and module exchanges.

Overall gross profit from service agreements revenues was $0.7 million for the nine months ended July 31, 2022, which represents an increase of $1.8 million from a gross loss of $1.1 million for the nine months ended July 31, 2021. The overall gross margin was 5.3% for the nine months ended July 31, 2022 compared to a gross margin of (5.4)% in the comparable prior year period. Gross margin increased during the nine months ended July 31, 2022, primarily due to the fact that the module exchanges that were completed in the nine months ended July 31, 2022 were performed pursuant to service agreements with higher margins as compared to the nine months ended July 31, 2021.

Generation revenues

Generation revenues and related costs for the nine months ended July 31, 2022 and 2021 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2022	2021	$	%
Generation revenues	$27,423	$17,306	$10,117	58%
Cost of generation revenues	42,978	23,265	19,713	85%
Gross loss from generation revenues	$(15,555)	$(5,959)	$(9,596)	161%
Generation revenues gross margin	(56.7)%	(34.4)%

Revenues from generation for the nine months ended July 31, 2022 totaled $27.4 million, which represents an increase of $10.1 million from revenue recognized of $17.3 million for the nine months ended July 31, 2021. Generation revenues for the nine months ended July 31, 2022 and 2021 reflect revenue from electricity generated under our PPAs. The increase in generation revenues in the nine months ended July 31, 2022 is primarily due to the higher operating output of the generation fleet portfolio as a result of investments in maintenance activities and an increase in the size of the fleet.

Cost of generation revenues totaled $43.0 million in the nine months ended July 31, 2022. The increase from the comparable prior year period was primarily due to construction costs of approximately $14.0 million related to the Toyota project and costs of approximately $5.5 million related to the increased size of the installed fleet with the San Bernardino and LIPA Yaphank projects achieving commercial operations, offset by lower operating costs for existing plants due to efficiencies from plant maintenance activities and module replacements.  As further background on the costs related to the Toyota project, it was determined in the fourth quarter of fiscal year 2021 that a potential source of RNG at favorable pricing was no longer sufficiently probable for the Toyota project resulting in impairment of the asset. Thus, as the Toyota project is being constructed, only amounts associated with inventory components that can be redeployed for alternative use are being capitalized. The balance of costs incurred (i.e., the approximately $14.0 million associated with the construction costs mentioned above) are being expensed as cost of generation revenues.

We currently have three projects in development with fuel sourcing risk, which are the Toyota project, which requires procurement of RNG, and our Derby, CT 14.0 MW and 2.8 MW projects, which require natural gas. Fuel sourcing and risk mitigation strategies for all three projects are being assessed and will be implemented as project operational dates become firm. Such strategies may require cash collateral or reserves to secure fuel or related contracts for these three projects. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby project assets and further impairment charges for the Toyota project asset.

Cost of generation revenues included depreciation and amortization of approximately $11.8 million and $11.2 million for the nine months ended July 31, 2022 and 2021, respectively.

The increase in generation revenues gross loss is primarily related to the $14.0 million of construction costs being expensed related to the Toyota project, partially offset by higher margins from the operating fleet (due in part to the higher operating output of the generation fleet portfolio) compared to the nine months ended July 31, 2021.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the nine months ended July 31, 2022 and 2021 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2022	2021	$	%
Advanced Technologies contract revenues	$14,005	$18,427	$(4,422)	(24)%
Cost of Advanced Technologies contract revenues	10,408	12,477	(2,069)	(17)%
Gross profit from Advanced Technologies contracts	$3,597	$5,950	$(2,353)	(40)%
Advanced Technologies contract gross margin	25.7%	32.3%

Advanced Technologies contract revenues decreased to $14.0 million for the nine months ended July 31, 2022 from $18.4 million for the nine months ended July 31, 2021. Compared to the nine months ended July 31, 2021, Advanced Technologies contract revenues recognized under the EMTEC Joint Development Agreement were approximately $7.7 million lower during the nine months ended July 31, 2022 and Advanced Technologies contract revenues recognized under government contracts and other contracts were approximately $3.3 million lower for the nine months ended July 31, 2022.

Cost of Advanced Technologies contract revenues decreased $2.1 million to $10.4 million for the nine months ended July 31, 2022, compared to $12.5 million for the same period in the prior year. This decrease is a result of the level of activity and the scope of work performed under the EMTEC Joint Development Agreement in the nine months ended July 31, 2022.

Advanced Technologies contracts for the nine months ended July 31, 2022 generated a gross profit of $3.6 million compared to a gross profit of $6.0 million for the nine months ended July 31, 2021. This decrease is primarily due to the decrease in revenue recognized under the EMTEC Joint Development Agreement during the period, which resulted in a lower gross margin recognized during the period.

Administrative and selling expenses

Administrative and selling expenses were $64.4 million and $27.3 million for the nine months ended July 31, 2022 and 2021, respectively. The nine months ended July 31, 2022 included higher legal expenses associated with the settlement of the Company’s disputes with POSCO Energy and KFC (as described in additional detail in Note 19. “Commitments and Contingencies” to our Consolidated Financial Statements for the nine months ended July 31, 2022 included in this Quarterly Report on Form 10-Q). The Company retained outside counsel on a contingency basis to pursue its claims against POSCO Energy and KFC, and outside counsel entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration proceedings brought by the Company against POSCO Energy and KFC. In conjunction with the Settlement Agreement, dated December 20, 2021, among the Company, POSCO Energy and KFC (the “Settlement Agreement”), the Company was required to remit fees to its counsel, Wiley Rein, LLP (“Wiley”), subject to the terms of its engagement letter with Wiley. On December 23, 2021, the Company agreed that it would pay Wiley a total of $24.0 million to satisfy all obligations to Wiley under the Company’s engagement letter, which was paid during the nine months ended July 31, 2022. The increase is also related to higher sales, marketing and consulting costs, as the Company is investing in rebranding and accelerating its sales and commercialization efforts, including increasing the size of its sales and marketing teams which resulted in an increase in compensation expense resulting from an increase in headcount.

Research and development expenses

Research and development expenses increased to $22.3 million for the nine months ended July 31, 2022 compared to $7.8 million for the nine months ended July 31, 2021. The increase is due to an increase in spending on the Company’s ongoing commercial development efforts related to our solid oxide platform and carbon capture solutions compared to the comparable prior year period.

Loss from operations

Loss from operations for the nine months ended July 31, 2022 was $101.1 million compared to $42.3 million for the nine months ended July 31, 2021. This increase was primarily driven by a $51.6 million increase in operating expenses for the nine months ended July 31, 2022 as a result of (a) higher administrative and selling expenses for the nine months ended July 31, 2022, which included higher legal expenses associated with the settlement of the Company’s disputes with POSCO Energy and KFC as well as higher sales, marketing and consulting costs and an increase in compensation expense resulting from an increase in headcount and (b) higher research and development expenses, which were higher due to an increase in spending on the Company’s ongoing commercial development efforts related to our solid oxide platform and carbon capture solutions compared to the comparable prior year period. The increase was also due to higher gross loss of $14.4 million during the nine months ended July 31, 2022. Impacting gross loss for the nine months ended July 31, 2022 were higher manufacturing variances and non-capitalizable costs related to construction of the Toyota project which were partially offset by lower product gross loss primarily due to module sales to KFC.

Interest expense

Interest expense for the nine months ended July 31, 2022 and 2021 was $4.8 million and $5.7 million, respectively. Interest expense for both periods presented includes interest related to finance obligations for failed sale-leaseback transactions and interest on the outstanding loans associated with the Bridgeport Fuel Cell Project.

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

Extinguishment of preferred stock obligation of subsidiary

For the nine months ended July 31, 2021, a charge of $0.9 million was recorded for the extinguishment of preferred stock obligation of subsidiary to adjust for the difference between the amount of the payoff of the obligation and the carrying amount of the obligation under the terms of the Class A Preferred Shares issued by FCE FuelCell Energy Ltd. (which are referred to elsewhere herein as the “Series 1 Preferred Shares”), which obligation was guaranteed by the Company.

Change in fair value of common stock warrant liability

The $16.0 million expense for the nine months ended July 31, 2021 represents an adjustment to the estimated fair value of the then outstanding unexercised warrants to purchase common stock held by the lenders under the Orion Credit Agreement, which were exercised, in full, during the year ended October 31, 2021.  The expense was primarily a result of an increase in the price of the Company’s common stock during the nine months ended July 31, 2021.

Other income (expense), net

Other income (expense), net was $1.1 million and $(0.8) million for the nine months ended July 31, 2022 and 2021, respectively. Other income, net for the nine months ended July 31, 2022 primarily represents $1.0 million of interest earned on money market investments, a gain on derivative contract of $0.5 million and $0.3 million of research and development tax credits, offset by a foreign exchange loss of $0.7 million. Other expense, net for the nine months ended July 31, 2021 primarily relates to a foreign exchange loss of $0.8 million related to the remeasurement of the Canadian Dollar denominated preferred stock obligation (the Series 1 Preferred Share obligation) of our U.S. Dollar functional currency Canadian subsidiary (FCE FuelCell Energy Ltd.) prior to the payoff of the preferred share obligation in December 2020.

Provision for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Provision for income tax recorded for the nine months ended July 31, 2022 and 2021 was $0.5 million and $3 thousand, respectively. The provision for income tax recorded for the nine months ended July 31, 2022 reflects the realization of withholding taxes on customer deposits which pertain to the sale of modules to KFC.

Net loss attributable to noncontrolling interest

For the nine months ended July 31, 2022, net loss attributable to noncontrolling interest totaled $5.0 million for the LIPA Yaphank tax equity financing transaction with REI. There was no comparable net loss for the prior year as the LIPA Yaphank tax equity transaction closed and the LIPA Yaphank project began operating in the first quarter of fiscal year 2022. The loss for the nine months ended July 31, 2022 is primarily driven by the Investment Tax Credit (“ITC”) attributable to the noncontrolling interest for the 2021 tax year (which is consistent with the calendar year).  The ITC reduces the noncontrolling interest’s hypothetical liquidation proceeds.  This reduction in hypothetical liquidation proceeds drove the net loss attributable to the noncontrolling interest in the nine months ended July 31, 2022.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $2.4 million for each of the nine month periods ended July 31, 2022 and 2021.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the nine month periods ended July 31, 2022 and 2021, net loss attributable to common stockholders was $102.7 million and $79.3 million, respectively, and loss per common share was $0.27 and $0.24, respectively. The increase in the net loss attributable to common stockholders for the nine months ended July 31, 2022 is primarily due to higher gross loss and higher operating expenses for the nine months ended July 31, 2022 compared to the corresponding period in fiscal year 2021, partially offset by (i) lower interest expense during the nine months ended July 31, 2022, (ii) the fact that there was no loss on extinguishment of debt in the nine months ended July 31, 2022, no loss on extinguishment of preferred stock obligation during the nine months ended July 31, 2022, and no charge for the change in fair value of common stock warrant liability during the nine months ended July 31, 2022 and (iii) a net loss attributable to noncontrolling interest totaling $5.0 million (or approximately $0.01 per share) for the LIPA Yaphank tax equity financing transaction. The higher net loss per common share for the nine months ended July 31, 2022 as compared to the nine months ended July 31, 2021 is primarily due to the higher net loss attributable to common stockholders for the nine months ended July 31, 2022, partially offset by the higher number of weighted average shares outstanding as of July 31, 2022 due to share issuances since July 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview, Cash Position, Sources and Uses

Our principal sources of cash have been sales of our common stock through public equity offerings, proceeds from debt, project financing and tax monetization transactions, proceeds from the sale of our products and projects, as well as research and development and service agreements with third parties. We have utilized this cash to develop and construct project assets, perform research and development on Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of July 31, 2022, unrestricted cash and cash equivalents totaled $456.5 million compared to $432.2 million as of October 31, 2021.

On July 12, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to 95.0 million shares of the Company’s common stock. From the date of the Open Market Sale Agreement through July 31, 2022, the Company sold approximately 18.5 million shares under the Open Market Sale Agreement at an average sale price of $3.63 per share. Of this 18.5 million shares, approximately 7.8 million shares were issued and settled during the period ended July 31, 2022, resulting in gross proceeds of approximately $27.9 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $27.2 million after deducting commissions and fees totaling approximately $0.7 million. The balance of approximately 10.7 million shares were settled subsequent to July 31, 2022 resulting in gross proceeds (before deducting sales commissions) of approximately $39.2 million and net proceeds to the Company (received in August 2022) of approximately $38.4 million after deducting commissions totaling approximately $0.8 million. As of July 31, 2022, approximately 87.2 million shares were available for issuance under the Open Market Sale Agreement. Taking into account the sales that settled subsequent to July 31, 2022, approximately 76.5 million shares are available for issuance under the Open Market Sale Agreement as of the date of this report. The Company currently intends to use the net proceeds from this offering to accelerate the development and commercialization of its product platforms (including, but not limited to, its solid oxide and carbon capture platforms), for project development, market development, and internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes. The Company may also use the net proceeds from this offering to invest in joint ventures, acquisitions, and strategic growth investments and to acquire, license or invest in products, technologies or businesses that complement its business.

On June 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC and Barclays Capital Inc. (the “2021 Sales Agreement”) with respect to an at the market offering program under which the Company could, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $500 million. From the date of the 2021 Sales Agreement through April 30, 2022, approximately 64.0 million shares of the Company’s common stock were sold under the 2021 Sales Agreement, resulting in aggregate gross proceeds of approximately $498.1 million before deducting sales commissions. Commissions of approximately $10.0 million in the aggregate were paid to Jefferies LLC and Barclays Capital Inc. in connection with these sales, resulting in aggregate net proceeds to the Company of approximately $488.1 million. No sales of common stock were made under the 2021 Sales Agreement after April 30, 2022, and no additional sales of common stock can or will be made under the 2021 Sales Agreement, as the Company, Jefferies LLC and Barclays Capital Inc. mutually agreed to terminate the 2021 Sales Agreement as of July 12, 2022.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for the remainder of fiscal year 2022 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its Advanced Technologies platforms, including its solid oxide, hydrogen and carbon capture platforms, (viii) implement the product cost reductions necessary to achieve profitable operations, (ix) manage working capital and the Company’s unrestricted cash balance and (x) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such arrangements to construct and deploy our projects to facilitate the growth of our business. The Company has invested capital raised from sales of its common stock to build out its project portfolio.  The Company has also utilized and expects to continue to utilize a combination of long-term debt and tax equity financing (e.g., sale-leaseback and partnership transactions) to finance its project asset portfolio as these projects commence commercial operations. The Company may also seek to undertake private placements of debt securities of a portfolio of assets to finance its project asset portfolio.  The proceeds of any such financing, if obtained, may allow the Company to reinvest capital back into the business and to fund other projects. We may also seek to obtain additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to reduce or slow planned spending, reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

Generation Operating Portfolio, Project Assets, and Backlog

To grow our generation operating portfolio, the Company will invest in developing and building turn-key fuel cell projects, which will be owned by the Company and classified as project assets on the balance sheet. This strategy requires liquidity and the Company expects to continue to have increasing liquidity requirements as project sizes increase and more projects are added to backlog. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile. Project development and construction cycles, which span the time between securing a PPA and commercial operation of the platform, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. To make these up-front investments, we may use our working capital, seek to raise funds through the sale of equity or debt securities, or seek other financing arrangements. Delays in construction progress and completing current projects in process within budget, or in completing financing or the sale of our projects may impact our liquidity in a material way.

Our generation operating portfolio (41.4 MW as of July 31, 2022) contributes higher long-term cash flows to the Company than if these projects had been sold. We expect generation revenue to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company plans to continue to grow this portfolio while also selling projects to investors. As of July 31, 2022, the Company had projects representing an additional 34.9 MW in various stages of development and construction, which projects are expected to generate operating cash flows in future periods, if completed. Retaining long-term cash flow positive projects, combined with our service fleet, is expected to result in reduced reliance on new project sales to achieve cash flow positive operations, however, operations and performance issues could impact results. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of July 31, 2022, net debt outstanding related to project assets was $70.8 million. Future required payments totaled $39.5 million as of July 31, 2022. The outstanding finance obligations under our sale-leaseback transactions, which totaled $56.5 million as of July 31, 2022, include an embedded gain of $33.7 million representing the current carrying value of finance obligations less future required payments, which will be recognized at the end of the applicable lease terms.

Our generation operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation operating portfolio as of July 31, 2022:

Project Name	Location	Power Off - Taker	Rated Capacity (MW) (1)	Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4	Q2 ‘12	15
UCI Medical Center (“UCI”)	Orange, CA	UCI (CA University Hospital)	1.4	Q1 '16	19
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4	Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6	Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4	Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9	Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8	Q1 '20	20
Triangle Street	Danbury, CT	Tariff - Eversource (CT Utility)	3.7	Q2 '20	Tariff
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4	Q3'21	20
LIPA Yaphank Project	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	Q1'22	18
		Total MW Operating:	41.4
(1)	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations.

The following table summarizes projects in process, all of which are in backlog, as of July 31, 2022:

Project Name	Location	Power Off-Taker	Rated Capacity (MW) (1)	PPA Term (Years)
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	20
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.3	20
CT RFP-1	Hartford, CT	Eversource/United Illuminating (CT Utilities)	7.4	20
CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.0	20
SCEF - Derby	Derby, CT	Eversource/United Illuminating (CT Utilities)	2.8	20
SCEF - Hartford	Hartford, CT	Eversource/United Illuminating (CT Utilities)	1.0	20
		Total MW in Process:	34.9

(1)	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations.

The projects listed in the above table are in various stages of development or on-site construction and installation. Current project updates are as follows:

●	Groton Sub Base – The Groton Project. In July 2021, the Company achieved mechanical completion, executed the interconnect agreement, and commenced the process of commissioning the 7.4 MW platform at the U.S. Navy Submarine Base in Groton, CT (the “Groton Project”). On September 14, 2021, the Company disclosed that the process of commissioning the Groton Project was temporarily suspended due to a needed repair. Following the completion of that repair, the Company resumed commissioning of the Groton Project. During the resumed commissioning process, the Company observed operating parameter data from one of the two fuel cell platforms installed at the project site that indicated a mechanical component was not performing according to engineered specifications. The Company subsequently determined that component should be removed from the project site to facilitate the necessary repair and upgrade. On April 7, 2022, the Company announced that it had completed the necessary repairs and upgrades to the mechanical component, reinstalled the mechanical component at the project site, and restarted the process of commissioning. During the restarted commissioning process, the Company encountered performance anomalies primarily in the mixer eductor oxidizer (“MEO”) which is a sophisticated piece of equipment specific to the Groton Project designed to optimize fuel and air flows. The Company is considering operating the project at a reduced output of 3 MW per platform at the start of commercial operations in order to optimize performance of each of the two MEO units. Over a period of approximately one year, the Company anticipates implementing upgrades to each of the two MEO units in order to bring the platform to its rated capacity of 7.4 MW. Under extensions previously received from the U.S. Navy, the deadline by which commercial operations are to be achieved is September 30, 2022. We expect that the Groton Project could be commercially operational by September 30, 2022 at a reduced power output of approximately 6 MW. However, commencement of operations at a reduced output of approximately 6 MW requires approval by the Connecticut Municipal Electric Energy Cooperative (“CMEEC”) and the U.S. Navy. Although the Company is in discussions with CMEEC and the U.S. Navy, no assurance can be given that CMEEC and the U.S. Navy will provide such approval.

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

In addition, as previously disclosed, in August 2021, the Company closed on a tax equity financing transaction with East West Bancorp, Inc. (“East West Bank”) for the Groton Project. East West Bank’s tax equity commitment totals $15 million. In connection with the initial closing, the Company drew down $3.0 million. Under the original terms of the Company’s agreement with East West Bank, the Company would have been eligible to draw the remaining amount of the commitment, approximately $12 million, once the Groton Project achieves commercial operation. In addition, under the original terms of the Company’s agreement with East West Bank, the Groton Project had a required commercial operation deadline of October 18, 2021. East West Bank granted several extensions of the commercial operation deadline, which collectively extended the deadline to May 15, 2022, in exchange for fees of $0.4 million in the aggregate. Because commercial operations were delayed beyond May 15, 2022, East West Bank had a conditional withdrawal right to request the return of their investment at an amount equal to 101% of the amount of the investment.

On July 7, 2022, the Company and East West Bank amended their tax equity financing agreement. Under the terms of this amended agreement, the commercial operations deadline was extended to September 30, 2022. In addition, the terms of East West Bank’s remaining investment commitment of $12.0 million were modified such that East West Bank will now contribute $4.0 million on each of the first, second and third anniversaries of the Groton Project achieving commercial operations, rather than contributing the full $12.0 million when the Groton Project achieves commercial operations. Such contributions are subject to certain customer conditions precedent, including a third-party certification by an independent engineer that the plant is operating in conformance with the PPA. In conjunction with this amendment, the Company agreed to aggregate fees of $0.5 million (which are inclusive of the fees from the previous extensions described above), which shall be payable by the Company upon commencement of commercial operations of the plant. Should the project not achieve commercial operations by September 30, 2022, East West Bank will then have a conditional withdrawal right to request the return of its investment at an amount equal to 101% of the amount of the investment. The Company has briefed East West Bank on the current status of the Groton Project including discussions with CMEEC and the U.S. Navy regarding the possibility of commencing operations at a reduced output of approximately 6 MW by September 30, 2022.

●	Toyota - Port of Long Beach, CA – The Toyota Project. This 2.3 MW trigeneration platform will produce electricity, hydrogen and water. Fuel cell platform equipment has been built and delivered to the site, civil construction work has significantly advanced, and certain portions of the platform have advanced to the conditioning phase of project deployment. We continue to anticipate that the remaining construction and commissioning activity will be completed in late calendar year 2022 or early calendar year 2023. Due to the remaining construction and commissioning activity to be completed, commencement of commercial operations has been delayed beyond June 30, 2022, which was the deadline for commencing commercial operations under the Company’s Hydrogen Power Purchase Agreement with Toyota (as amended from time to time, the “Toyota HPPA”). On June 30, 2022, the Company and Toyota entered into the Third Amendment of the Toyota HPPA. This amendment extended the required commercial operations date to January 31, 2023.
●	Derby, CT. On-site civil construction of this 14.0 MW project continues to advance, the Company has largely completed the foundational construction, and balance of plant components have been delivered and installed on site. This utility scale fuel cell platform will contain five SureSource 3000 fuel cell systems that will be installed on engineered platforms alongside the Housatonic River. To date, the Company has invested approximately $26.2 million into the project, with the majority of site work complete and the electrical and mechanical balance of plant installed. The Company continues to work with the utility customer, United Illuminating, on the interconnection process, the timing of which will drive the continued development of the site, including the delivery of the ten fuel cell modules required to complete the project.

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $112.2 million as of July 31, 2022, compared to $149.2 million as of July 31, 2021. Service agreements backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements. In the first quarter of fiscal year 2022, approximately $22.2 million of backlog which was previously classified as “Service and license” backlog was reclassified to “Product” backlog as a result of the settlement agreement with POSCO Energy and KFC.
●	Generation backlog totaled $1.1 billion as of July 31, 2022 and July 31, 2021. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs.
●	Product sales backlog totaled $38.3 million as of July 31, 2022. There was no product sales backlog as of July 31, 2021.
●	Advanced Technologies contract backlog totaled $30.2 million as of July 31, 2022 compared to $40.0 million as of July 31, 2021. Advanced Technologies contract backlog primarily represents remaining revenue under the EMTEC Joint Development Agreement and government projects.

Backlog decreased by approximately 1.1% to $1.28 billion as of July 31, 2022, compared to $1.30 billion as of July 31, 2021, primarily as a result of a reduction in service agreements backlog and Advanced Technologies contract backlog, offset by the addition of product sales backlog (specifically, the addition of product sales backlog from the module order received from KFC). Advanced Technologies contract backlog primarily represents remaining revenue under the EMTEC Joint Development Agreement and government projects.

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

Factors that may impact our liquidity

Factors that may impact our liquidity both in the remainder of fiscal year 2022 and in periods beyond fiscal year 2022 include:

●	The Company’s cash on hand and access to additional liquidity. As of July 31, 2022, unrestricted cash and cash equivalents totaled $456.5 million.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes. We manage production rate based on expected demand and project schedules. Changes to production rate take time to implement. The annualized production rate as of October 31, 2020 was 17.0 MW, which was impacted by the manufacturing facility shutdown from March 18, 2020 to June 22, 2020 that was implemented in response to the COVID-19 pandemic. During fiscal year 2020, we made a number of improvements in our manufacturing processes and capabilities, focusing on increasing throughput and simplifying and streamlining production steps, while implementing applicable social distancing protocols. During fiscal year 2021, we increased our production rate, and we achieved an annualized production rate of 38.5 MW as of July 31, 2022. We are working to increase our production rate during the remainder of fiscal year 2022 and are targeting achieving a rate capable of producing 40 to 45 MW on an annualized basis by the end of fiscal year 2022.
●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of July 31, 2022 and October 31, 2021 was $32.8 million ($10.2 million of which is classified as “Other assets”) and $35.2 million ($11.6 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.
●	The amount of total inventory as of July 31, 2022 and October 31, 2021 was $85.2 million ($4.6 million is classified as long-term inventory) and $71.7 million ($4.6 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $53.8 million and $45.7 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and in use of cash as of any given balance sheet date.
●	The amount of total project assets as of July 31, 2022 and October 31, 2021 was $246.0 million and $223.3 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of July 31, 2022 consisted of $136.7 million of completed, operating installations and $109.3 million of projects in development. As of July 31, 2022, we had 41.4 MW of operating project assets that generated $27.4 million of revenue in the nine months ended July 31, 2022.
●	As of July 31, 2022, the Company had 34.9 MW of projects under development and construction. To build out this portfolio, as of July 31, 2022, we estimate the remaining investment in project assets to be in the range of approximately $90.0 million to $100 million. For fiscal year 2022, we forecast project asset expenditures to range between $40.0 million and $60.0 million (which includes amounts being expensed related to the Toyota project which totaled $14.0 million for the nine months ended July 31, 2022). To fund such expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the projects under development become operational, the Company will seek to obtain permanent financing (tax equity and debt) which would be expected to return cash to the business.

●	Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT and our 7.4 MW project under construction in Hartford, CT; (ii) procuring fuel under fixed price physical contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project and the initial seven years of the eighteen year PPA for our LIPA Yaphank, NY project; and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations.

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

●	Capital expenditures are expected to range between $20.0 million to $30.0 million for fiscal year 2022, which includes expected investments in our factories for molten carbonate and solid oxide production capacity expansion, the addition of test facilities for new products and components, the expansion of our laboratories and upgrades to and expansion of our business systems. Our molten carbonate capacity expansion includes adding additional conditioning capacity at our Torrington, CT manufacturing facility with the goal of achieving 100 MW of annualized integrated onsite manufacturing and conditioning capacity.
●	During fiscal year 2022, we expect to incur a total of approximately $30.0 million to $40.0 million of Company-funded research and development expenditures as we continue to accelerate commercialization of our Advanced Technologies solutions including distributed hydrogen, hydrogen based long duration energy storage and hydrogen power generation. During the nine months ended July 31, 2022, the Company has incurred $22.3 million of research and development expenditures compared to approximately $7.8 million for the nine months ended July 31, 2021. The Company continues to advance its solid oxide platform research, including increasing production of solid oxide fuel cell modules and expanding manufacturing capacity. The Company continues to work with Idaho National Laboratories on a demonstration high-efficiency electrolysis platform. This project, done in conjunction with the U.S. Department of Energy, is intended to demonstrate that the Company’s platform can operate at higher electrical efficiency than currently available electrolysis technologies through the inclusion of an external heat source. To further accelerate the commercialization activity for the solid oxide platform, the Company recently commenced the design and construction of two advanced prototypes targeted for fiscal year 2023 completion: (i) a 250 kW power generation platform, and (ii) a 1 MW high-efficiency electrolysis platform.

●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of July 31, 2022, we had pledged approximately $23.2 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

●	On August 16, 2022, the U.S. Inflation Reduction Act (“IRA” or the "Act") was signed into law. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing and production. The IRA includes provisions that provide incentives for clean energy through enhancement of the Investment Tax Credit (“ITC”) program, Production Tax Credits for clean energy component sourcing and production in the United States, enhancements to Section 45Q of the Internal Revenue Code which provides credits for carbon oxide sequestration intended to incentivize investment in carbon capture and sequestration, and certain incentives for clean energy projects that use environmental brownfield sites and/or are located in economically challenged areas. In addition, the Act would provide a 10-year Production Tax Credit (“PTC”) for the production of clean hydrogen at a qualified facility that begins construction prior to January 1, 2033, with the option to elect the ITC in lieu of the PTC. The Company views the enactment of the IRA as favorable for the overall business climate for fuel cell manufacturers, however, the Company is continuing to evaluate the overall impact and applicability of the IRA to the Company’s current and planned products and the markets in which the Company seeks to sell its products.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended July 31, 2022 and 2021, depreciation and amortization totaled $5.3 million and $4.5 million, respectively (of these totals, approximately $4.1 million and $3.3 million for the three months ended July 31, 2022 and 2021, respectively, relate to depreciation and amortization of project assets in our generation operating portfolio). For the nine months ended July 31, 2022 and 2021, depreciation and amortization totaled $16.4 million and $14.9 million, respectively (of these totals, approximately $11.8 million and $11.2 million for the nine months ended July 31, 2022 and 2021, respectively, relate to depreciation of project assets in our generation operating portfolio).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $479.6 million as of July 31, 2022 compared to $460.2 million as of October 31, 2021. As of July 31, 2022, unrestricted cash and cash equivalents was $456.5 million compared to $432.2 million of unrestricted cash and cash equivalents as of October 31, 2021. As of July 31, 2022, restricted cash and cash equivalents was $23.2 million, of which $5.6 million was classified as current and $17.5 million was classified as non-current, compared to $28.0 million of restricted cash and cash equivalents as of October 31, 2021, of which $11.3 million was classified as current and $16.7 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Nine months ended July 31,
(dollars in thousands)	2022	2021
Consolidated Cash Flow Data:
Net cash used in operating activities	$(88,088)	$(60,585)
Net cash used in investing activities	(39,483)	(44,208)
Net cash provided by financing activities	147,323	406,769
Effects on cash from changes in foreign currency rates	(326)	(8)
Net increase in cash, cash equivalents and restricted cash	$19,426	$301,968

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $88.1 million during the nine months ended July 31, 2022, compared to $60.6 million of net cash used in operating activities during the nine months ended July 31, 2021.

Net cash used in operating activities for the nine months ended July 31, 2022 was primarily a result of the net loss of $105.2 million, increases in inventories of $22.8 million, other assets of $6.2 million and unbilled receivables of $0.2 million and a decrease in deferred revenue of $2.0 million partially offset by decreases in accounts receivable of $2.0 million, increases in accrued liabilities of $14.5 million and accounts payable of $6.3 million and non-cash adjustments of $26.6 million.

Net cash used in operating activities for the nine months ended July 31, 2021 was primarily a result of the net loss of $76.9 million, increases in inventories of $11.0 million, unbilled receivables of $5.4 million, other assets of $3.3 million, and accounts receivable of $4.6 million, and decreases in deferred revenue of $4.5 million and accrued liabilities of $2.6 million partially offset by increases in accounts payable of $0.7 million and non-cash adjustments of $47.9 million.

Investing Activities – Net cash used in investing activities was $39.5 million for the nine months ended July 31, 2022, compared to net cash used in investing activities of $44.2 million during the nine months ended July 31, 2021.

Net cash used in investing activities for the nine months ended July 31, 2022 included $23.7 million of project asset expenditures and $15.8 million of capital expenditures.

Net cash used in investing activities for the nine months ended July 31, 2021 included $41.3 million of project asset expenditures and $2.9 million of capital expenditures.

Financing Activities – Net cash provided by financing activities was $147.3 million during the nine months ended July 31, 2022, compared to net cash provided by financing activities of $406.8 million during the nine months ended July 31, 2021.

Net cash provided by financing activities during the nine months ended July 31, 2022 resulted from $145.4 million of net proceeds from sales of common stock and $11.9 million of net contributions received from the sale of a noncontrolling interest in the LIPA Yaphank Project, partially offset by debt repayments of $7.2 million, payment for taxes related to net share settlement of equity awards of $0.3 million, payment of $2.4 million for preferred dividends and distribution to noncontrolling interest of $0.2 million.

Net cash provided by financing activities during the nine months ended July 31, 2021 resulted from $523.7 million of net proceeds from sales of common stock and $0.9 million of proceeds received from warrant conversions, offset by debt repayments of $94.0 million primarily relating to the payoff of amounts owed under the Orion Credit Agreement and the April 2020 Paycheck Protection Program Promissory Note, payment of preferred dividends and return of capital of $2.4 million under the terms of the Series 1 Preferred Shares, and payment of $21.5 million to satisfy our obligations under the terms of the Series 1 Preferred Shares.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of July 31, 2022 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$75,603	$75,421	$182	$—	$—
Term loans (principal and interest)	29,827	8,053	14,263	3,879	3,632
Capital and operating lease commitments (2)	16,910	1,301	1,600	1,412	12,597
Sale-leaseback financing obligation (3)	22,870	3,244	7,694	6,132	5,800
Natural gas supply contract (4)	12,142	1,969	3,938	3,938	2,297
Series B Preferred dividends payable (5)	—	—	—	—	—
Totals	$157,352	$89,988	$27,677	$15,361	$24,326
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on finance and operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and PNC Energy Capital, LLC (“PNC”) and/or Crestmark Equipment Finance (“Crestmark”) (as applicable). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract with an estimated annual cost per year of $2.0 million beginning on November 1, 2021. This gas contract is for the Company’s Yaphank project and the costs are expected to be offset by generation revenues on the project.
(5)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at July 31, 2022) for 20 trading days during any consecutive 30 trading day period.

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

The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank until the loans are repaid in full. The Green Bank Amendment further provides that any unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Station Fuel Cell, LLC (“Groton Fuel Cell”) to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required to prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance under the original Green Bank Loan Agreement and the December 2019 Loan as of July 31, 2022 was $4.8 million.

Bridgeport Fuel Cell Project Loans

On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC (a subsidiary of the Company following the closing) entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor. As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84-month period ending in May 2026. The Subordinated Credit Agreement contains customary representations, warranties and covenants. The Subordinated Credit Agreement contains a debt coverage ratio, which is required to be maintained and may not be less than 1.10 as of the end of each fiscal quarter, beginning with the quarter ended July 31, 2020. The balance under the Subordinated Credit Agreement as of July 31, 2022 was $3.7 million.

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

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three months ended July 31, 2022 and 2021 resulted in a $36 thousand gain and a $0.1 million gain, respectively, and for the nine months ended July 31, 2022 and 2021 resulted in a $0.6 million gain and a $0.3 million gain, respectively. The fair value of the interest rate swap asset at July 31, 2022 was $0.1 million and the fair value of the interest rate swap liability at October 31, 2021 $0.5 million.

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

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extended the Target Date to October 31, 2022 and amended the Employment Obligation to require the Company to continuously maintain a minimum of 538 full-time positions for 24 consecutive months. If the Company meets the Employment Obligation, as modified by the Second Amendment, and creates an additional 91 full-time positions, the Company may receive a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan. However, based on the Company’s current headcount and plans for the remainder of fiscal year 2022 and beyond, it may not meet this requirement or receive this credit. A job audit will be performed within 90 days of the Target Date. If the Company does not meet the Employment Obligation, then an accelerated payment penalty will be assessed at a rate of $18,587.36 multiplied by the number of employees below the number of employees required by the Employment Obligation. Such penalty is immediately payable and will be applied first to accelerate the payment of any outstanding fees or interest due and then to accelerate the payment of outstanding principal.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments were added at the end of the loan, thus extending out the maturity date by three months.

Restricted Cash

We have pledged approximately $23.2 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of July 31, 2022, outstanding letters of credit totaled $4.8 million. These expire on various dates through August 2028. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of July 31, 2022 also included $4.6 million and $2.9 million primarily to support obligations under the power purchase and service agreements related to the PNC sale-leaseback transactions and the Crestmark sale-leaseback transactions, respectively, and $9.7 million relating to future obligations associated with the Bridgeport Fuel Cell Project. Refer to Note 16. “Restricted Cash” to our Consolidated Financial Statements for the nine months ended July 31, 2022 included in this Quarterly Report on Form 10-Q for a detailed discussion of the Company’s restricted cash balance.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of July 31, 2022, our generation operating portfolio was 41.4 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of July 31, 2022, Advanced Technologies contract backlog totaled $30.2 million, of which $12.1 million is non-U.S. Government-funded, $16.9 million is U.S. Government-funded and $1.2 million is U.S. Government-unfunded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, which are not classified as debt. We do not guarantee any third-party debt. See Note 19. “Commitments and Contingencies” to our Consolidated Financial Statements for the three and nine months ended July 31, 2022 included in this Quarterly Report on Form 10-Q for further information.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of July 31, 2022, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of July 31, 2022, approximately 0.5% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three months ended July 31, 2022 and 2021 resulted in a gain of $36 thousand and a gain of $0.1 million, respectively, and for the nine months ended July 31, 2022 and 2021 resulted in a gain of $0.6 million and a gain of $0.3 million, respectively.

Project Fuel Price Exposure Risk

Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT and our 7.4 MW project under construction in Hartford, CT; (ii) procuring fuel under fixed price physical contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project and the initial seven years of the 18 year PPA for our LIPA Yaphank, NY project; and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations.

We currently have three projects in development with fuel sourcing risk, namely, the Toyota project, which requires procurement of renewable natural gas (“RNG”), and our Derby, CT 14.0 MW and 2.8 MW projects, both of which require natural gas for which there is no pass though mechanism. Fuel sourcing and risk mitigation strategies for all three projects are being assessed and will be implemented as project operational dates become firm.

Historically, this risk has not been material to our financial statements as our operating projects prior to July 31, 2022 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price fuel physical contracts. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, the Company performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A $1/Metric Million British Thermal Unit (“MMBTu”) increase in market pricing compared to our underlying project models would result in a cost impact of approximately $1.4 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis. We have also conducted a sensitivity analysis on the impact of RNG pricing and a $10/MMBTu increase in market pricing compared to our underlying project models would result in an impact of approximately $2.0 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

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

The Settlement Agreement further provides that, in order to service its existing customers under the Existing LTSAs, KFC would place a firm, non-cancelable order for twelve SureSource 3000 modules within two weeks after the date of the Settlement Agreement and would place an additional firm, non-cancelable order for eight SureSource 3000 modules on or before June 30, 2022 (which additional order was received from KFC in June 2022), all at a price of $3.0 million per module. In addition, KFC has agreed to use commercially reasonable efforts to order fourteen additional SureSource 3000 modules by December 31, 2022, at a price of $3.0 million per module if ordered by such date. If KFC materially breaches the Settlement Agreement by failing to make timely and full payment for the modules for which KFC is required to place orders under the Settlement Agreement and does not cure such material breach within fifteen days of notice of such breach by the Company, the License Agreements and the Right to Service License granted to PE Group will be terminated. If the Company materially breaches the Settlement Agreement by failing to supply the modules for which KFC is required to place orders under the Settlement Agreement, as long as KFC has made the payment for such modules and has otherwise satisfied its contractual obligations for those modules and such material breach is not cured within sixty days after notice from PE Group, PE Group will have the right to terminate the Settlement Agreement. With respect to any other alleged breach, material or otherwise, of the Settlement Agreement, the parties’ exclusive remedy consists solely of general damages.

The Company received a firm, non-cancelable order from KFC for twelve SureSource 3000 modules. Six of these modules were delivered Ex Works from the Company’s facility in Torrington, CT in January 2022 and six of these modules were delivered Ex Works from the Company’s facility in Torrington, CT in June 2022.

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

Although the Company has the exclusive and unrestricted right under the Settlement Agreement to perform, pursue, and otherwise conduct its business in relation to new fuel cell projects (including new projects with PE Group’s existing customers) in Korea and Asia, the parties have agreed that, except as further provided in the Settlement Agreement with respect to PE Group’s existing customers Noeul Green Energy and Godeok Green Energy, the Company will not engage in discussions with PE Group’s existing customers regarding Existing LTSAs without PE Group’s consent. The parties have further agreed that if PE Group cannot enter into an agreement with its existing customers to extend or renew Existing LTSAs by December 31, 2022, PE Group will cooperate with the Company so that the Company may discuss and, at the Company’s sole discretion, enter into an extension of an Existing LTSA, a new long-term service agreement to replace an Existing LTSA, or a module sales agreement with PE Group’s existing customers; provided that (i) should the Company enter into such an arrangement with a PE Group existing customer, (ii) the Company is required to provide replacement modules to such existing customer under such arrangement, and (iii) PE Group has not already deployed all or some of the modules that PE Group ordered under the Settlement Agreement, the Company will purchase the number of required replacement modules from PE Group at a price of $3.0 million per module (to the extent such modules are available and have not yet been deployed). The purchase of such replacement modules by the Company is contingent upon the modules being in proper condition as determined by inspection process to be agreed to by the parties. Any modules purchased by the Company from PE Group under these terms will be included as part of the firm orders KFC is required to make pursuant to the Settlement Agreement.

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

With respect to balance of plant (“BOP”), KFC currently has eight units of BOP available, and the Settlement Agreement provides that the Company has the option to purchase such units of BOP for any new molten carbonate fuel cell projects within Korea at a price of KRW 2,550,000,000 (or USD $2,116,500 as of July 31, 2022) per unit. The Company will also have a non-exclusive, non-transferrable, non-sublicensable license to use the intellectual property embedded in the BOP units in Korea in consideration for a reasonable license fee to be separately agreed by the parties. Detailed terms and conditions of BOP and related software and firmware supply will be discussed and agreed to in good faith in separate BOP supply agreements in the event the Company exercises its option to purchase any of such BOP.

As described above, the Company retained outside counsel on a contingency basis to pursue its claims against POSCO Energy and KFC, and outside counsel entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration proceedings brought by the Company against POSCO Energy and KFC. Because the Company entered into the Settlement Agreement, it was required to remit fees to its counsel, Wiley Rein, LLP (“Wiley”), subject to the terms of its engagement letter with Wiley. On December 23, 2021, the Company agreed that it would pay Wiley a total of $24.0 million to satisfy all obligations to Wiley under the Company’s engagement letter (which is included in Administrative and selling expenses on the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended July 31, 2022). The total amount of $24.0 million was paid in full during the nine months ended July 31, 2022 (with the final payment of $5.0 million being made in June 2022).

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 1, 2022 – May 31, 2022	752	$3.85	—	—
June 1, 2022 – June 30, 2022	—	—	—	—
July 1, 2022 – July 31, 2022	—	—	—	—
Total	752	$3.85	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

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
10.1

Amendment No. 2 to Joint Development Agreement between FuelCell Energy, Inc. and ExxonMobil Technology and Engineering Company, effective as of April 30, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2022).

10.2

Open Market Sale AgreementSM among FuelCell Energy, Inc., Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC, dated July 12, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 12, 2022).

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

FUELCELL ENERGY, INC.
(Registrant)

September 8, 2022	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)