Form 10-Q
period 2023-01-31
FUELCELL ENERGY INC
filed 2023-03-09
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of March 3, 2023:  405,732,053

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	January 31,	October 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$315,168	$458,055
Restricted cash and cash equivalents - short-term	4,456	4,423
Investments - short-term	75,652	-
Accounts receivable, net	3,213	4,885
Unbilled receivables	13,711	11,019
Inventories	101,176	90,909
Other current assets	11,545	10,989
Total current assets	524,921	580,280
Restricted cash and cash equivalents - long-term	20,155	18,566
Inventories - long-term	7,549	7,549
Project assets, net	229,914	232,886
Property, plant and equipment, net	63,338	58,137
Operating lease right-of-use assets, net	8,997	7,189
Goodwill	4,075	4,075
Intangible assets, net	17,049	17,373
Other assets	16,385	13,662
Total assets (1)	$892,383	$939,717
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,249	$13,198
Current portion of operating lease liabilities	557	650
Accounts payable	24,590	28,196
Accrued liabilities	20,313	27,415
Deferred revenue	7,366	16,341
Total current liabilities	66,075	85,800
Long-term deferred revenue and customer deposits	-	9,095
Long-term operating lease liabilities	9,503	7,575
Long-term debt and other liabilities	81,575	82,863
Total liabilities (1)	157,153	185,333
Redeemable Series B preferred stock (liquidation preference of $64,020 as of January 31, 2023 and October 31, 2022)	59,857	59,857
Redeemable noncontrolling interest	-	3,030
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 500,000,000 shares authorized as of January 31, 2023 and October 31, 2022; 405,732,053 and 405,562,988 shares issued and outstanding as of January 31, 2023 and October 31, 2022, respectively	41	41
Additional paid-in capital	2,095,667	2,094,076
Accumulated deficit	(1,426,595)	(1,407,973)
Accumulated other comprehensive loss	(1,305)	(1,752)
Treasury stock, Common, at cost (163,943 and 142,837 shares as of January 31, 2023 and October 31, 2022, respectively)	(923)	(855)
Deferred compensation	923	855
Total stockholder's equity	667,808	684,392
Noncontrolling interests	7,565	7,105
Total equity	675,373	691,497
Total liabilities, redeemable Series B preferred stock, redeemable noncontrolling interest and total equity	$892,383	$939,717
(1)	As of January 31, 2023 and October 31, 2022, the consolidated assets of the variable interest entity (“VIE”) were $122,304 and $119,223, respectively, that can only be used to settle obligations of the VIE. These assets include cash of $2,350, accounts receivable of $113, unbilled accounts receivable of $1,492, operating lease right of use assets of $1,182, other current assets of $17,623 and project assets of $99,544 as of January 31, 2023, and cash of $2,149, unbilled accounts receivable of $1,070, other current assets of $14,373, operating lease right of use assets of $1,184 and project assets of $100,448 as of October 31, 2022. The consolidated liabilities of the VIE as of January 31, 2023 include short-term operating lease liabilities of $157, accounts payable of $81,445 and long-term operating lease liability of $1,478 and, as of October 31, 2022, include short-term operating lease liabilities of $157, accounts payable of $76,050, accrued liabilities of $824 and long-term operating lease liability of $1,478.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2023	2022
Revenues:
Product	$9,095	$18,000
Service	13,882	2,167
Generation	9,557	7,496
Advanced Technologies	4,539	4,132
Total revenues	37,073	31,795
Costs of revenues:
Product	1,029	18,207
Service	10,945	2,372
Generation	16,602	10,722
Advanced Technologies	3,260	3,389
Total costs of revenues	31,836	34,690
Gross profit (loss)	5,237	(2,895)
Operating expenses:
Administrative and selling expenses	15,009	36,965
Research and development expenses	12,683	4,984
Total costs and expenses	27,692	41,949
Loss from operations	(22,455)	(44,844)
Interest expense	(1,512)	(1,428)
Interest income	3,410	10
Other income, net	49	142
Loss before provision for income taxes	(20,508)	(46,120)
Provision for income taxes	(578)	-
Net loss	(21,086)	(46,120)
Net loss attributable to noncontrolling interests	(2,464)	(5,496)
Net loss attributable to FuelCell Energy, Inc.	(18,622)	(40,624)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(19,422)	$(41,424)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.05)	$(0.11)
Basic and diluted weighted average shares outstanding	405,803,753	366,734,739

	Three Months Ended January 31,
	2023	2022
Net loss	$(21,086)	$(46,120)
Other comprehensive loss:
Foreign currency translation adjustments	447	(91)
Total comprehensive loss	$(20,639)	$(46,211)
Comprehensive loss attributable to noncontrolling interests	(2,464)	(5,496)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(18,175)	$(40,715)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2022	405,562,988	$41	$2,094,076	$(1,407,973)	$(1,752)	$(855)	$855	$684,392	$7,105	$691,497
Common stock issued, non-employee compensation	21,106	—	68	—	—	—	—	68	—	68
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	169,065	—	(314)	—	—	—	—	(314)	—	(314)
Share based compensation	—	—	2,637	—	—	—	—	2,637	—	2,637
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	447	—	—	447	—	447
Adjustment for deferred compensation	(21,106)	—	—	—	—	(68)	68	—	—	—
Reclass of redeemable non-controlling interest	—	—	—	—	—	—	—	—	3,030	3,030
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(106)	(106)
Net loss attributable to noncontrolling interests	—	—	—	2,464	—	—	—	2,464	(2,464)	—
Net Loss	—	—	—	(21,086)	—	—	—	(21,086)	—	(21,086)
Balance, January 31, 2023	405,732,053	$41	$2,095,667	$(1,426,595)	$(1,305)	$(923)	$923	$667,808	$7,565	$675,373

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, October 31, 2021	366,618,693	$37	$1,908,471	$(1,265,251)	$(819)	$(586)	$586	$642,438	$—	$642,438
Common stock issued, non-employee compensation	20,673	—	100	—	—	—	—	100	—	100
Stock issued under benefit plan, net of taxes paid upon vesting of restricted stock awards	60,052		(260)	—	—	—	—	(260)	—	(260)
Share based compensation	—	—	1,470	—	—	—	—	1,470	—	1,470
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(91)	—	—	(91)	—	(91)
Adjustment for deferred compensation	(13,232)	—	—	—	—	(64)	64	—	—	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	5,496	—	—	—	5,496	(5,496)	—
Net loss attributable to FuelCell Energy, Inc.	—	—		(46,120)	—	—	—	(46,120)	—	(46,120)
Balance, January 31, 2022	366,686,186	$37	$1,908,981	$(1,305,875)	$(910)	$(650)	$650	$602,233	$(5,496)	$596,737

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,086)	$(46,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,637	1,470
Depreciation and amortization	5,405	5,771
Non-cash interest expense on finance obligations	1,052	1,066
Non-cash interest income on investments	(675)	-
Operating lease costs	323	395
Operating lease payments	(301)	(372)
Impairment of property, plant and equipment and project assets	-	976
Unrealized foreign currency losses (gains)	5	(82)
Other, net	96	(316)
Decrease (increase) in operating assets:
Accounts receivable	1,672	(15,972)
Unbilled receivables	(4,965)	(4,369)
Inventories	(10,267)	(2,529)
Other assets	(1,006)	(1,994)
(Decrease) increase in operating liabilities:
Accounts payable	(1,072)	2,560
Accrued liabilities	(7,125)	10,027
Deferred revenue	(18,070)	1,735
Net cash used in operating activities	(53,377)	(47,754)
Cash flows from investing activities:
Capital expenditures	(7,765)	(5,331)
Project asset expenditures	(2,080)	(10,435)
Purchases of held-to-maturity debt securities	(74,977)	-
Net cash used in investing activities	(84,822)	(15,766)
Cash flows from financing activities:
Repayment of debt	(2,291)	(2,530)
Expenses related to common stock issued for stock plans	21	26
Contributions received from sale of noncontrolling interest	-	12,419
Distribution to noncontrolling interest	(106)	-
Payments for taxes related to net share settlement of equity awards	(337)	(285)
Payment of preferred dividends	(800)	(800)
Net cash (used in) provided by financing activities	(3,513)	8,830
Effects on cash from changes in foreign currency rates	447	(91)
Net decrease in cash, cash equivalents and restricted cash	(141,265)	(54,781)
Cash, cash equivalents and restricted cash-beginning of period	481,044	460,212
Cash, cash equivalents and restricted cash-end of period	$339,779	$405,431

Supplemental cash flow disclosures:
Cash interest paid	$343	$329
Noncash financing and investing activity:
Operating lease liabilities	2,005	-
Operating lease right-of-use assets	2,005	-
Noncash reclassifications from inventory to project assets	-	4,217
Accrued purchase of fixed assets, cash to be paid in subsequent period	3,055	1,077
Accrued purchase of project assets, cash to be paid in subsequent period	5,250	7,640

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position and results of operations as of and for the three months ended January 31, 2023 and 2022 have been included. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The balance sheet as of October 31, 2022 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended October 31, 2022, which are contained in the Company’s Annual Report on Form 10-K previously filed with the SEC. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Certain reclassifications have been made to the prior year amounts to conform to the presentation for the three months ended January 31, 2023. Interest income for the three months ended January 31, 2022, which was previously included within Other income, net has been reclassified to Interest income in the Consolidated Statement of Operations and Comprehensive Loss.

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

Liquidity

Our principal sources of cash have been proceeds from the sale of our products and projects, electricity generation revenues, research and development and service agreements with third parties, sales of our common stock through public equity offerings, and proceeds from debt, project financing and tax monetization transactions. We have utilized this cash to accelerate the commercialization of our solid oxide platforms, develop new capabilities to separate and capture carbon, develop and construct project assets, invest in capital improvements and expansion of our operations, perform research and development on Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of January 31, 2023, unrestricted cash and cash equivalents totaled $315.2 million compared to $458.1 million as of October 31, 2022. During the three months ended January 31, 2023, the Company invested $75.0 million in United States (U.S.) Treasury Securities which have maturity dates ranging from February 9, 2023 to May 15, 2023. The amortized cost of these U.S. Treasury Securities totaled $75.7 million as of January 31, 2023 compared to $0 as of October 31, 2022 and are classified as Investments - short-term on the Consolidated Balance Sheets.

On July 12, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to 95.0 million shares of the Company’s common stock. From the date of the Open Market Sale Agreement through January 31, 2023, the Company sold approximately 18.5 million shares under the Open Market Sale Agreement at an average sale price of $3.63 per share, resulting in gross proceeds of approximately $67.2 million before deducting sales commissions and fees. During the quarter ended January 31, 2023, no sales were made under the Open Market Sale Agreement. As of January 31, 2023, approximately 76.5 million shares were available for issuance under the Open Market Sale Agreement. The Company currently intends to use the net proceeds from this offering to accelerate the development and commercialization of its product platforms (including, but not limited to, its solid oxide and carbon capture platforms), for project development, market development, and internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes. The Company may also use the net proceeds from this offering to invest in joint ventures, acquisitions, and strategic growth investments and to acquire, license or invest in products, technologies or businesses that complement its business. See Note 11. “Stockholders’ Equity” for additional information regarding the Open Market Sale Agreement.

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

We are continually assessing different means by which to accelerate the Company’s growth, enter new markets, commercialize new products, and enable capacity expansion. Therefore, from time to time, the Company may consider and enter into agreements for one or more of the following: negotiated financial transactions, minority investments, collaborative ventures, technology sharing, transfer or other technology license arrangements, joint ventures, partnerships, acquisitions or other business transactions for the purpose(s) of geographic or manufacturing expansion and/or new product or technology development and commercialization, including hydrogen production through our carbonate and solid oxide platforms and storage and carbon capture, sequestration and utilization technologies.

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such arrangements to construct and deploy our projects to facilitate the growth of our business. The Company has invested capital raised from sales of its common stock to build out its project portfolio. The Company has also utilized and expects to continue to utilize a combination of long-term debt and tax equity financing (e.g., sale-leaseback transactions, partnership flip transactions and the monetization and/or transfer of eligible investment and production tax credits) to finance its project asset portfolio as these projects commence commercial operations, particularly in light of the passage of the Inflation Reduction Act in August 2022. The Company may also seek to undertake private placements of debt securities of a portfolio of assets to finance its project asset portfolio. The proceeds of any such financing, if obtained, may allow the Company to reinvest capital back into the business and to fund other projects. We may also seek to obtain additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to reduce or slow planned spending, reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There is no recently adopted accounting guidance.

Recent Accounting Guidance Not Yet Effective

There is no recent accounting guidance that is not yet effective.

Note 3. Tax Equity Financings

Groton Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bancorp, Inc. (“East West Bank”) for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT. East West Bank’s tax equity commitment totals $15 million.

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

On October 4, 2022, the Company and East West Bank further amended their tax equity financing agreement to extend the deadline by which commercial operations were to be achieved at the Groton Project from September 30, 2022 to November 30, 2022.   In addition, modifications to the Groton Project documents between Connecticut Municipal Electric Energy Cooperative (“CMEEC”) and the Company as a result of the agreement between those parties to commence operations at less than 7.4 MW required the approval of East West Bank as part of East West Bank’s rights under the agreement between East West Bank and the Company.  On December 16, 2022, the Company and CMEEC agreed that, for all purposes, the commercial operations date had occurred, and, accordingly, East West Bank no longer had a right to have its investment returned as a result of the Company’s failure to achieve commercial operations in a timely fashion, and this investment became a non-redeemable noncontrolling interest as of December 16, 2022. In addition, on December 16, 2022, the Company paid the aggregate fees of $0.5 million described above to East West Bank.

On December 16, 2022, the Company declared and, per the terms of the Amended and Restated Power Purchase Agreement between the Company and CMEEC entered into on that date (the “Amended and Restated PPA”), CMEEC agreed that the Groton Project is commercially operational at 6 MW. As of December 16, 2022, the Groton Project is reported as a part of the Company’s generation operating portfolio. The Amended and Restated PPA allows the Company to operate the plants at a reduced output of approximately 6 MW while a Technical Improvement Plan (“TIP”) is implemented over the next year with the goal of bringing the platform to its rated capacity of 7.4 MW by December 31, 2023. In conjunction with entering into the Amended and Restated PPA, the Navy also provided its authorization to proceed with commercial operations at 6 MW.  The Company paid CMEEC an amendment fee of $1.2 million and is incurring and will continue to incur performance guarantee fees under the Amended and Restated PPA as a result of operating at an output below 7.4 MW during implementation of the TIP. Although the Company believes it will successfully implement the TIP and bring the plants up to their nominal output of 7.4 MW by December 31, 2023, no assurance can be provided that such work will be successful. In the event that the plants do not reach an output of 7.4 MW by December 31, 2023, the Amended and Restated PPA will continue in effect, and the Company will be subject to ongoing performance guarantee fees as set forth in the Amended and Restated PPA.

With the declaration of commercial operations, East West Bank’s investment in the project was reclassified, as of December 16, 2022, from a redeemable noncontrolling interest to non-redeemable noncontrolling interests within the Total equity section of the Consolidated Balance Sheet.

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

We have determined we are the primary beneficiary in the Groton Partnership for accounting purposes as a Variable Interest Entity (“VIE”) under GAAP. We have considered the provisions within the financing-related agreements (including the limited liability company agreement for the Groton Partnership) which grant us power to manage and make decisions affecting the operations of the Groton Partnership. We consider the rights granted to East West Bank under the agreements to be more protective in nature than participatory. Therefore, we have determined under the power and benefits criterion of Accounting Standards Codification (“ASC”) 810, Consolidations that we are the primary beneficiary of the Groton Partnership. As the primary beneficiary, we consolidate the financial position, results of operations and cash flows of the Groton Partnership in our consolidated financial statements, and all intercompany balances and transactions between us and the Groton Partnership are eliminated. We recognized East West Bank’s share of the net assets of the Groton Partnership as redeemable noncontrolling interests in our Consolidated Balance Sheets. East West Bank’s share of the net assets is considered as a redeemable noncontrolling interest due to the conditional withdrawal right under which, if events outside the control of the Company occur, East West Bank has the ability to force the Company to redeem its interest in the Groton Partnership. The income or loss allocations reflected in our Consolidated Statements of Operations and Comprehensive Loss may create volatility in our reported results of operations, including potentially changing net loss attributable to stockholders to net income attributable to stockholders, or vice versa, from quarter to quarter. Since the Groton Project became operational during the three months ended January 31, 2023, we have begun to allocate profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the partnership flip structure. For the three months ended January 31, 2023, the net loss attributable to noncontrolling interests totaled $2.9 million. There were no amounts allocated to noncontrolling interest for the three months ended January 31, 2022 for the Groton Partnership.

Yaphank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in November 2021 with Renewable Energy Investors, LLC (“REI”),  a subsidiary of Franklin Park Infrastructure, LLC, for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank Long Island. REI’s tax equity commitment totaled $12.4 million.

This transaction was structured as a “partnership flip,” which is a structure commonly used by tax equity investors in the financing of renewable energy projects. Under this partnership flip structure, a partnership, in this case YTBFC Holdco, LLC (the “Yaphank Partnership”), was organized to acquire from FuelCell Energy Finance II, LLC, a wholly-owned subsidiary of the Company, all outstanding equity interests in Yaphank Fuel Cell Park, LLC which in turn owns the LIPA Yaphank Project and is the party to the power purchase agreement and all project agreements. REI holds Class A Units in the Yaphank Partnership and a subsidiary of the Company holds the Class B Units. The initial funding occurred on December 13, 2021. In connection with the initial closing, the Company was able to draw down approximately $3.2 million, of which approximately $0.4 million was used to pay closing costs, including title insurance expenses and legal and consulting fees. The Company drew down the remaining amount of the commitment, approximately $9.2 million, in December 2021 and January 2022, after the LIPA Yaphank Project achieved commercial operation. These proceeds were partially offset by legal and advisory fees of approximately $0.4 million.

The Company determined during the second quarter of fiscal year 2022 that there was an overpayment by REI of the Class A Member Capital Contribution of $0.5 million and as such the Company refunded this amount back to REI, reducing the REI tax equity commitment to $11.9 million. During the three months ended January 31, 2023, the Company made priority return distributions to REI of $0.1 million which were calculated at a 2.73% annual interest rate on invested tax equity capital.  There were no priority return distributions to REI during the three months ended January 31, 2022.

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

We are the primary beneficiary in the Yaphank Partnership for accounting purposes as a VIE under GAAP. We have considered the provisions within the financing-related agreements (including the limited liability company agreement for the Yaphank Partnership) which grant us power to manage and make decisions affecting the operations of the Yaphank Partnership. We consider the rights granted to REI under the agreements to be more protective in nature rather than participatory. Therefore, we have determined under the power and benefits criterion of ASC 810, Consolidations that we are the primary beneficiary of the Yaphank Partnership. As the primary beneficiary, we consolidate the financial position, results of operations and cash flows of the Yaphank Partnership in our consolidated financial statements, and all intercompany balances and transactions between us and the Yaphank Partnership are eliminated. We recognized REI’s share of the net assets of the Yaphank Partnership as noncontrolling interests in our Consolidated Balance Sheets. The income or loss allocations reflected in our Consolidated Statements of Operations and Comprehensive Loss may create volatility in our reported results of operations, including potentially changing net loss attributable to stockholders to net income attributable to stockholders, or vice versa, from quarter to quarter. We allocate profits and losses to REI’s noncontrolling interest under the HLBV method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the partnership flip structure. For the three months ended January 31, 2023 and 2022, net income (loss) attributable to noncontrolling interest for the Yaphank Partnership totaled $0.4 million and $(5.5) million, respectively.

Note 4. Revenue Recognition

Contract Balances

Contract assets as of January 31, 2023 and October 31, 2022 were $25.7 million ($12.0 million long-term) and $20.7 million ($9.7 million long-term), respectively. The contract assets relate to the Company’s rights to consideration for work completed but not yet billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. We bill customers for power platform and power platform component sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual revenues recorded, typically in the subsequent month. Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred. The net change in contract assets represents amounts recognized as revenue offset by customer billings.

Contract liabilities as of January 31, 2023 and October 31, 2022 were $7.4 million and $25.4 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time.

The net change in contract liabilities represents customer billings offset by revenue recognized.

Contract modification

As previously disclosed, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with POSCO Energy Co., Ltd. (“POSCO Energy”) and its subsidiary, Korea Fuel Cell Co., Ltd. (“KFC”) in fiscal year 2022. The Settlement Agreement included an option to purchase an additional 14 modules (in addition to the 20 modules which were purchased by KFC during fiscal year 2022). The option was not exercised as of the expiration date of December 31, 2022 and as a result, the Company recognized $9.1 million of product revenue during the three months ended January 31, 2023 which represents the consideration allocated to the material right had the option been exercised.

Advanced Technologies Revenue - EMTEC Joint Development Agreement

On December 19, 2022, the Company and ExxonMobil Technology and Engineering Company (formerly known as ExxonMobil Research and Engineering Company) (“EMTEC”) entered into Amendment No. 3 to the Joint Development

Agreement between the Company and EMTEC, effective as of December 1, 2022 (such amendment, “Amendment No. 3” and such agreement, as amended, the “EMTEC Joint Development Agreement”). In Amendment No. 3, the Company and EMTEC agreed to further extend the term of the EMTEC Joint Development Agreement such that it will end on August 31, 2023 (unless terminated earlier) and to further increase the maximum amount of contract consideration to be reimbursed by EMTEC from $50.0 million to $60.0 million. Amendment No. 3 is intended to (i) allow for continuation of research that would enable the parties to finalize data collection in support of the project gate decision to use the developed technology in a Company fuel cell module demonstration for capturing carbon at ExxonMobil’s Rotterdam facility, (ii) allow for the continuation of the development, engineering and mechanical derisking of the Generation 2 Technology fuel cell module prototype, and (iii) allow for studying the manufacturing scale-up and cost reduction of a commercial Generation 2 Technology fuel cell carbon capture facility.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of January 31, 2023, the Company’s total remaining performance obligations were: $99.9 million for service agreements and $26.8 million for Advanced Technologies contracts in the aggregate. Service revenue in periods in which there are no module exchanges is expected to be relatively consistent from period to period, whereas module exchanges will result in an increase in revenue when exchanges occur.

Note 5. Investments – Short-Term

On November 14, 2022, the Company invested $75.0 million to purchase U.S. Treasury Securities. The U.S. Treasury Securities have maturity dates ranging from February 9, 2023 to May 15, 2023. We have classified the U.S. Treasury Securities as held-to-maturity and recorded them at amortized cost. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) at January 31, 2023.

	Amortized	Gross unrealized	Gross unrealized
	cost	gains	losses	Fair value
U.S. Treasury Securities
As of January 31, 2023	$75,652	$—	$(24)	$75,628

The contractual maturities of investments are within one year and the weighted average yield to maturity is 4.36%.

Note 6. Inventories

Inventories (current and long-term) as of January 31, 2023 and October 31, 2022 consisted of the following (in thousands):

	January 31,	October 31,
	2023	2022
Raw materials	$39,395	$30,624
Work-in-process (1)	69,330	67,834
Inventories	108,725	98,458
Inventories – current	(101,176)	(90,909)
Inventories – long-term (2)	$7,549	$7,549
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements. Included in work-in-process as of January 31, 2023 and October 31, 2022 was $58.8 million and $54.0 million, respectively, of completed standard components and modules.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

Note 7. Project Assets

Project assets as of January 31, 2023 and October 31, 2022 consisted of the following (in thousands):

	January 31,	October 31,	Estimated
	2023	2022	Useful Life
Project Assets – Operating	$211,384	$154,736	4-20 years
Accumulated depreciation	(33,403)	(29,546)
Project Assets – Operating, net	177,981	125,190
Project Assets – Construction in progress	51,933	107,696	7-20 years
Project Assets, net	$229,914	$232,886

The estimated useful lives of these project assets are 20 years for balance of plant (“BOP”) and site construction, and four to seven years for modules. Project assets as of January 31, 2023 and October 31, 2022 included nine and eight, respectively, completed, commissioned installations generating power with respect to which the Company has a power purchase agreement (“PPA”) with the end-user of power and site host with a net aggregate value of $178.0 million and $125.2 million as of January 31, 2023 and October 31, 2022, respectively. Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”) and Crestmark Equipment Finance (“Crestmark”). The increase in operating project assets at January 31, 2023 is a result of the inclusion of the Groton Project which became operational during the three months ended January 31, 2023.

Project assets as of January 31, 2023 and October 31, 2022 also include installations with carrying values of $51.9 million and $107.7 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs or projects for which we expect to secure PPAs or otherwise recover the asset value and which have not yet been placed in service.

Included in “Construction in progress” is the 2.3 MW Toyota project. It was determined in the fourth quarter of fiscal year 2021 that a potential source of renewable natural gas (“RNG”) at favorable pricing was no longer sufficiently probable and that market pricing for RNG had significantly increased, resulting in the determination that the carrying value of the project asset was no longer recoverable. Refer to Note 17. “Commitments and Contingencies” for more information regarding fuel risk exposure. As this project is being constructed, only inventory components that can be redeployed for alternative use are being capitalized. The balance of costs incurred are being expensed as generation cost of revenues.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows. The proceeds received from the sale and subsequent leaseback of project assets are classified as “Cash flows from financing activities” within the Consolidated Statements of Cash Flows and are classified as a finance obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 15. “Debt” for more information).

Note 8. Goodwill and Intangible Assets

As of January 31, 2023 and October 31, 2022, the Company had goodwill of $4.1 million and intangible assets of $17.0 million and $17.4 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and the 2019 Bridgeport Fuel Cell Project acquisition.

The Versa acquisition intangible asset represents an indefinite-lived in-process research and development intangible asset (“IPR&D”) for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. Amortization expense for the Bridgeport Fuel Cell Project-related intangible asset for each of the three months ended January 31, 2023 and 2022 was $0.3 million.

The following tables summarize the carrying value of the Company’s intangible assets as of January 31, 2023 and October 31, 2022 (in thousands):

As of January 31, 2023	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$—	$9,592
Bridgeport PPA	12,320	(4,863)	7,457
Total	$21,912	$(4,863)	$17,049

As of October 31, 2022	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$—	$9,592
Bridgeport PPA	12,320	(4,539)	7,781
Total	$21,912	$(4,539)	$17,373

Note 9. Accrued Liabilities

Accrued liabilities as of January 31, 2023 and October 31, 2022 consisted of the following (in thousands):

	January 31,	October 31,
	2023	2022
Accrued payroll and employee benefits (1)	$4,784	$8,534
Accrued product warranty cost (2)	426	537
Accrued service agreement and PPA costs (3)	12,087	11,340
Accrued legal, taxes, professional and other	3,016	7,004
Accrued liabilities	$20,313	$27,415
(1)	The balance in this account represents accrued payroll, payroll taxes and accrued bonus for both periods. The decrease in the account relates to a decrease in accrued bonus as of January 31, 2023 due to the payout in January 2023 of bonuses earned under the 2022 Management Incentive Plan.
(2)	The decrease in accrued product warranty cost reflects an adjustment for the removal of 3 months of warranty costs associated with the KFC module purchases. Product warranty expense for the three months ended January 31, 2023 and 2022 was $0 and $0.2 million, respectively.
(3)	Accrued service agreement costs include loss accruals on service agreements of $7.1 million and $7.3 million as of January 31, 2023 and October 31, 2022, respectively. The accruals for performance guarantees on service agreements and PPAs were $4.9 million and $4.1 million as of January 31, 2023 and October 31, 2022.

Note 10. Leases

The Company enters into operating and finance lease agreements for the use of real estate, vehicles, information technology equipment, and certain other equipment. We determine if an arrangement contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Operating leases are included in Operating lease right-of-use assets, net, Operating lease liabilities, and Long-term operating lease liabilities in the Company’s Consolidated Balance Sheets. Finance leases are not considered significant to the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. Finance lease right-of-use (“ROU”) assets of $0.1 million at January 31, 2023 and October 31, 2022 are included in Property, plant and equipment, net in the Company’s Consolidated Balance Sheets. Finance lease liabilities of $0.1 million at January 2023 and October 31, 2022 are included in Current portion of long-term debt and Long-term debt and other liabilities in the Company’s Consolidated Balance Sheets.

On January 5, 2023, the Company’s wholly-owned subsidiary, Versa Power Systems Ltd. (“Versa Ltd.”), entered in to a lease expansion, extension and amending agreement to an existing building lease that was originally entered into on May 20, 2005. The lease expansion, extension and amending agreement extended the term of the lease through September 30, 2028 and expanded the space to be leased by Versa Ltd. in Calgary, Alberta, Canada to include approximately 48,000 square feet of additional space. A ROU asset and operating lease liability was recorded for this lease as of January 31, 2023 for CAD $2.7 million ($2.0 million USD).

Operating lease expense for each of the three months ended January 31, 2023 and 2022 was $0.3 million and $0.4 million, respectively. As of January 31, 2023, the weighted average remaining lease term (in years) was approximately 17 years and the weighted average discount rate was 6.9%. Lease payments made during the three months ended January 31, 2023 and 2022 were $0.3 million and $0.4 million, respectively.

Undiscounted maturities of operating lease and finance lease liabilities as of January 31, 2023 were as follows:

	Operating Leases	Finance Leases
Due Year 1	$1,126	$49
Due Year 2	1,278	4
Due Year 3	1,268	—
Due Year 4	1,295	—
Due Year 5	1,316	—
Thereafter	13,261	—
Total undiscounted lease payments	19,544	53
Less imputed interest	(9,484)	(7)
Total discounted lease payments	$10,060	$46

Note 11. Stockholders’ Equity

2022 Open Market Sale Agreement

On July 12, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to 95.0 million shares of the Company’s common stock. Pursuant to the Open Market Sale Agreement, the Company pays each agent a commission equal to 2.0% of the gross proceeds from each sale of shares made by such agent under the Open Market Sale Agreement. From the date of the Open Market Sale Agreement through January 31, 2023, the Company sold approximately 18.5 million shares under the Open Market Sale Agreement at an average sale price of $3.63 per share, resulting in gross proceeds of approximately $67.2 million, before deducting sales commissions and fees, and net proceeds to the Company of approximately $65.4 million after deducting commissions and fees totaling approximately $1.8 million. No sales were made under the Open Market Sale Agreement during the quarter ended January 31, 2023.

As of January 31, 2023, approximately 76.5 million shares were available for issuance under the Open Market Sale Agreement.

Note 12. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of January 31, 2023, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of January 31, 2023 and October 31, 2022, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash during each of the three month periods ended January 31, 2023 and 2022.

Note 13. Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three months ended January 31,
	2023	2022
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(18,622)	$(40,624)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(19,422)	$(41,424)
Denominator
Weighted average common shares outstanding – basic	405,803,753	366,734,739
Effect of dilutive securities (1)	—	—
Weighted average common shares outstanding – diluted	405,803,753	366,734,739
Net loss to common stockholders per share – basic	$(0.05)	$(0.11)
Net loss to common stockholders per share – diluted (1)	$(0.05)	$(0.11)
(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of January 31, 2023 and 2022, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	January 31,	January 31,
	2023	2022
May 2017 Offering – Series C Warrants	-	950,102
Outstanding options to purchase common stock	20,231	22,432
Unvested Restricted Stock Units	7,102,089	3,276,776
5% Series B Cumulative Convertible Perpetual Preferred Stock	37,837	37,837
Total potentially dilutive securities	7,160,157	4,287,147

Note 14. Restricted Cash

As of January 31, 2023 and October 31, 2022, there was $24.6 million and $23.0 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	January 31,	October 31,
	2023	2022
Cash Restricted for Outstanding Letters of Credit (1)	$4,993	$4,993
Cash Restricted for PNC Sale-Leaseback Transactions (2)	5,424	5,010
Cash Restricted for Crestmark Sale-Leaseback Transactions (3)	2,896	2,894
Bridgeport Fuel Cell Park Project Debt Service and Performance Reserves (4)	9,441	8,746
Other	1,857	1,346
Total Restricted Cash	24,611	22,989
Restricted Cash and Cash Equivalents – Short-Term (5)	(4,456)	(4,423)
Restricted Cash and Cash Equivalents – Long-Term	$20,155	$18,566
(1)	Letters of credit outstanding as of January 31, 2023 expire on various dates through August 2028.
(2)	Long and short-term reserve that is to be used primarily to fund future module exchanges for operating projects falling under the PNC sale leaseback obligations.
(3)	Long and short-term reserve that is to be used primarily to fund future module exchanges and other performance obligations.
(4)	Long and short-term reserves for the Bridgeport Fuel Cell Park Project to fund future module exchanges and other performance requirements.
(5)	Short-term restricted cash and cash equivalents are amounts expected to be released and classified as unrestricted cash within twelve months of the balance sheet date.

Note 15. Debt

Debt as of January 31, 2023 and October 31, 2022 consisted of the following (in thousands):

	January 31,	October 31,
	2023	2022
Connecticut Green Bank Loan	$4,800	$4,800
Connecticut Green Bank Loan (Bridgeport Fuel Cell Project)	3,294	3,507
Liberty Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	4,861	5,382
Fifth Third Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	4,861	5,382
Finance obligation for sale-leaseback transactions	56,777	56,625
State of Connecticut Loan	7,559	7,774
Finance lease obligations	46	57
Deferred finance costs	(1,063)	(1,152)
Total debt and finance obligations	81,135	82,375
Current portion of long-term debt and finance obligations	(13,249)	(13,198)
Long-term debt and finance obligations	$67,886	$69,177

Note 16. Benefit Plans

We have stockholder approved equity incentive plans, a stockholder approved Employee Stock Purchase Plan and an employee tax-deferred savings plan which are described in more detail below.

2018 Omnibus Incentive Plan

The Company’s 2018 Omnibus Incentive Plan (as amended and restated from time to time, the “2018 Incentive Plan”) authorizes grants of stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units and incentive awards to employees, directors, consultants and advisors. Stock options, RSAs, RSUs and SARs have restrictions as to transferability. Stock option exercise prices are fixed by the Company’s Board of Directors but shall not be less than the fair market value of our common stock on the date of the grant. SARs may be granted in conjunction with stock options. Of the 12,333,333 shares of the Company’s common stock currently authorized to be issued under the 2018 Incentive Plan, 3,556,070 remained available for grant as of January 31, 2023. Of the shares remaining available for grant, the Company has reserved, for potential future grant, up to 2,036,257 performance stock units if maximum performance is achieved.

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

Fiscal Year 2023 Long Term Incentive Plan:

On December 5, 2022, the Company’s Board of Directors approved a Long-Term Incentive Plan for fiscal year 2023 (the “FY 2023 LTI Plan”) as a sub-plan consisting of awards made under the 2018 Incentive Plan. The participants in the FY 2023 LTI Plan are members of senior management. The FY 2023 LTI Plan consists of two award components:

1)	Relative Total Shareholder Return (“TSR”) Performance Share Units (“PSU”) awards. The PSUs granted during the three months ended January 31, 2023 will be earned over the performance period ending on October 31, 2025, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR PSUs is the TSR of the Company relative to the TSR of the Russell 2000 from November 1, 2022 through October 31, 2025. The Compensation Committee established the performance assessment criteria for the relative TSR PSUs as the TSR of the Company relative to the TSR of the Russell 2000, with the award calibration being 100% plus or minus 0.5x the difference between the Company’s TSR and the Russell 2000 Index composite TSR. The award is capped at 200% of the target number of PSUs, and the award is further capped at 100% of the target number of PSUs if the Company’s absolute TSR over the performance period is negative. The Company’s TSR is calculated by subtracting the Company’s beginning stock price (defined as the average closing price of the Company’s common stock over the 60 consecutive trading days ending on October 31, 2022) from the ending stock price (defined as the average closing price of the Company’s common stock over the 60 consecutive trading days ending on October 31, 2025), adding any dividends during the period, and then dividing the result by the Company’s beginning stock price. Given that the performance period is still open, the Company has reserved shares equal to 200% of the target number of PSUs, subject to performance during the remaining performance period as well as vesting based on continued service until December 5, 2025 (the third anniversary of the grant date).
2)	Time-vesting RSUs. The time-vesting RSUs granted during the three months ended January 31, 2023 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant.

Other Equity Incentive Plans

The Company’s 2006 and 2010 Equity Incentive Plans remain in effect only to the extent of awards outstanding under the plans as of January 31, 2023.

Share-Based Compensation

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended January 31,
	2023	2022
Cost of revenues	$331	$153
Administrative and selling expense	1,942	1,178
Research and development expense	291	78
	$2,564	$1,409

Restricted Stock Units Including Performance Share Units

The following table summarizes our RSU activity for the three months ended January 31, 2023:

Restricted Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2022	2,520,881	$7.93
Granted - PSUs	1,124,953	5.50
Granted - time-vesting RSUs	3,781,370	3.41
Vested	(261,059)	7.03
Forfeited	(64,056)	7.55
Outstanding as of January 31, 2023	7,102,089	$5.18

On December 5, 2022, 2,249,890 RSUs were awarded to senior management under the FY 2023 LTI Plan, which included 1,124,953 PSUs and 1,124,937 time-based vesting RSUs. The PSUs were valued based on a Monte-Carlo Simulation, and the estimated fair value of the relative TSR PSUs was $5.50 per share. The PSUs and time-based vesting RSUs are expensed over the three-year performance period.

In addition to the awards granted to senior management, during the first quarter of fiscal year 2023, the Board of Directors also granted a total of 2,656,433 time-based vesting RSUs to certain salaried employees to promote ownership of the Company’s equity and retention. The time-based vesting RSUs granted during the first quarter of fiscal year 2023 vest at a rate of one-third of the total number of RSUs granted on each of the first three anniversaries of the date of grant.

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

Power Purchase Agreements

Under the terms of the Company’s PPAs, customers agree to purchase power or other values streams delivered such as hydrogen, steam, water, and/or carbon from the Company’s fuel cell power platforms at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. As owner or lessee of the power platforms, the Company is responsible for all operating costs necessary to maintain, monitor and repair the power platforms. Under certain agreements, the Company is also responsible for procuring fuel, generally natural gas or biogas, to run the power platforms. In addition, under the terms of some of the PPAs, the Company may be subject to a performance penalty if the Company does not meet certain performance requirements.

Project Fuel Exposure

Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project and the initial seven years of the eighteen year PPA for our LIPA Yaphank Project; and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure.

There are currently three projects in development with fuel sourcing risk, which are the Toyota project, which requires procurement of RNG, and our Derby, CT 14.0 MW and 2.8 MW projects, both of which require natural gas for which there is no pass-through mechanism. Fuel sourcing and risk mitigation strategies for all three projects are being assessed and will be implemented as project operational dates become firm. Such strategies may require cash collateral or reserves to secure fuel or related contracts for these three projects. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby project assets and further charges for the Toyota project asset.

While the Company is pursuing alternative sources of RNG for the Toyota project, charges are being recorded to cost of generation revenues for any project expenditures currently expected to be unrecoverable. To date, $32.0 million in charges have been recorded, which includes $7.1 million and $2.8 million in charges for the three months ended January 31, 2023 and 2022, respectively. As of January 31, 2023, the carrying value of the Toyota project on the Consolidated Balance Sheet totaled $22.0 million which represents the carrying value of inventory components that could be redeployed for alternative use.

Since the war in Ukraine began in February of 2022, there has been significant volatility in the global natural gas markets. As a result, in fiscal year 2022, the Company performed a recoverability analysis with respect to the Derby 14.0 MW and 2.8 MW projects and concluded that the assets are recoverable and therefore an impairment had not occurred. Should natural gas prices continue to rise, there could be an impairment in future periods. No triggering events occurred during the first quarter of fiscal year 2023.  The Company has risk mitigation strategies that it may implement in an effort to mitigate potential impacts including the ability to extend commercial operations dates. As of January 31, 2023, the carrying value of the 14.0 MW project in Derby, CT totaled $29.4 million and the carrying value of the 2.8 MW project in Derby, CT totaled $0.4 million.

Other

As of January 31, 2023, the Company had unconditional purchase commitments aggregating $77.1 million for materials, supplies and services in the normal course of business.

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

Note 18. Subsequent Events

On February 20, 2023, Versa Ltd. entered into a Lease Expansion and Amending Agreement – Short Term (the “Lease Expansion and Amendment”) to the existing lease for the Calgary manufacturing facility, which was originally entered into on May 20, 2005 and was amended and extended several times, including on January 5, 2023 (refer to Note 10. “Leases” for more information regarding the January 5, 2023 amendment). Under the Lease Expansion and Amendment, the space leased by Versa Ltd. is to be further expanded to include, on a short-term basis, an additional space located at the same address as the original Calgary manufacturing facility (4800 – 52nd Street SE, Calgary, Alberta, Canada) and consisting of approximately 18,627 square feet (the “Temporary Premises”). Subject to certain conditions, the term of the lease with respect to the Temporary Premises will commence on April 1, 2023 and expire on July 31, 2024. The Temporary Premises is expected to be used for short term expansion of solid oxide fuel cell and stack production and commissioning of newly purchased production equipment.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical statements and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. When used in this report, the words “expects,” “anticipates,” “estimates,” “goals,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “seeks,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries of fuel cell technology and products and the market for such products; (ii) expected operating results such as revenue growth and earnings; (iii) the expected timing of completion of our ongoing projects; (iv) our business plans and strategies; (v) the markets in which we expect to operate; (vi) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (vii) future funding under Advanced Technologies contracts; (viii) future financing for projects, including equity and debt investments by investors and commercial bank financing, as well as overall financial market conditions; (ix) the expected cost competitiveness of our technology; and (x) our ability to achieve our sales plans, market access and market expansion goals, and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements, including, without limitation, the risks described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 and in the section below entitled “Item 1A. Risk Factors,” and the following risks and uncertainties:  general risks associated with product development and manufacturing; general economic conditions; changes in interest rates, which may impact project financing; supply chain disruptions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and fuel cell power plants configured for carbon capture or carbon separation; potential volatility of commodity prices that may adversely affect our projects; availability of government subsidies and economic incentives for alternative energy technologies; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations and the listing rules of The Nasdaq Stock Market (“Nasdaq”); rapid technological change; competition; the risk that our bid awards will not convert to contracts or that our contracts will not convert to revenue; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government and third parties to terminate their development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; our ability to successfully market and sell our products internationally; our ability to develop new products to achieve our long-term revenue targets; our ability to implement our strategy; our ability to reduce our levelized cost of energy and deliver on our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our new products will not occur when anticipated or, if it does, that we will not have adequate capacity to satisfy demand; our need for and the availability of additional financing; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our platforms and to meet the performance requirements of our contracts; our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies; and concerns with, threats of, or the consequences of, pandemics, contagious diseases or health epidemics, including the novel coronavirus (“COVID-19”), and resulting supply chain disruptions, shifts in clean energy demand, impacts to our customers’ capital budgets and investment plans, impacts to our project schedules, impacts to our ability to service existing projects, and impacts on the demand for our products.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities, as well as management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), lease liabilities and right-of-use (“ROU”) assets, and contingencies, and in management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 filed with the Securities and Exchange Commission (“SEC”). Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

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

RECENT DEVELOPMENTS

On February 20, 2023, Versa Power Systems Ltd. (“Versa Ltd.”), a wholly owned subsidiary of FuelCell Energy, entered into a Lease Expansion and Amending Agreement – Short Term (the “Lease Expansion and Amendment”) to the existing lease for the Calgary manufacturing facility, which was originally entered into on May 20, 2005 and was amended and extended several times, including on January 5, 2023 (refer to Note 10. “Leases” for more information regarding the January 5, 2023 amendment). Under the Lease Expansion and Amendment, the space leased by Versa Ltd. is to be further expanded to include, on a short-term basis, an additional space located at the same address as the original Calgary manufacturing facility (4800 – 52nd Street SE, Calgary, Alberta, Canada) and consisting of approximately 18,627 square feet (the “Temporary Premises”). Subject to the landlord’s ability to obtain vacant possession of the Temporary Premises on March 31, 2023, the term of the lease with respect to the Temporary Premises will commence on April 1, 2023 and expire on July 31, 2024. The Temporary Premises is expected to be used for short term expansion of solid oxide fuel cell and stack production and commissioning of newly purchased production equipment.

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

Comparison of Three Months Ended January 31, 2023 and 2022

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended January 31, 2023 and 2022 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2023	2022	$	%
Total revenues	$37,073	$31,795	$5,278	17%
Total costs of revenues	31,836	34,690	(2,854)	(8)%
Gross profit (loss)	$5,237	$(2,895)	$8,132	281%
Gross margin	14.1%	(9.1)%

Total revenues for the three months ended January 31, 2023 of $37.1 million reflects an increase of $5.3 million from $31.8 million for the same period in the prior year. Cost of revenues for the three months ended January 31, 2023 of $31.8 million reflects a decrease of $2.9 million from $34.7 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the three months ended January 31, 2023 and 2022 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2023	2022	$	%
Product revenues	$9,095	$18,000	$(8,905)	(49)%
Cost of product revenues	1,029	18,207	(17,178)	(94)%
Gross profit (loss) from product revenues	$8,066	$(207)	$8,273	3997%
Product revenues gross margin	88.7%	(1.2)%

Product revenues for the three months ended January 31, 2023 were $9.1 million compared to $18.0 million for the three months ended January 31, 2022. Our December 2021 Settlement Agreement (the “Settlement Agreement”) with POSCO Energy Co., Ltd. (“POSCO Energy”) and its subsidiary, Korea Fuel Cell Co., Ltd. (“KFC”), included an option to purchase an additional 14 modules (in addition to the 20 modules that were purchased by KFC during fiscal year 2022). This option included a material right related to an extended warranty obligation for the modules. The option was not exercised by KFC as of the expiration date of December 31, 2022 and, as a result, the Company recognized $9.1 million of product revenues, which represents the consideration allocated to the material right if the option had been exercised. Product revenues for the three months ended January 31, 2022 were a result of module sales to KFC under the Settlement Agreement for which the Company recognized $18.0 million on the Ex Works delivery of six modules from the Company’s facility in Torrington, CT in January 2022.

Cost of product revenues decreased $17.2 million for the three months ended January 31, 2023 to $1.0 million, compared to $18.2 million in the same period in the prior year. The decrease is primarily due to the lack of module sales during the three months ended January 31, 2023.  Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $1.1 million for the three months ended January 31, 2023 compared to approximately $2.2 million for the three months ended January 31, 2022. The reduction in manufacturing variances for the three months ended January 31, 2023 included an increase in capitalized costs as a result of an increase in product standard costs. Cost of product revenues for the three months ended January 31, 2022 included an impairment charge of approximately $1.0 million related to the cessation of use of conditioning equipment in Danbury, CT, which has been replaced by new equipment at our production facility in Torrington, CT.

Product revenues for the three months ended January 31, 2023 generated a gross profit of $8.1 million compared to a gross loss of $0.2 million for the three months ended January 31, 2022. The gross profit is a direct result of the product revenues recognized in the three months ended January 31, 2023 related to the expiration of KFC’s module purchase option, particularly as there were no corresponding costs associated with the recognition of these revenues.

For the three months ended January 31, 2023, we operated at an annualized production rate of approximately 38.2 megawatts (“MW”), which is comparable to the annualized production rate of 38.3 MW for the three months ended January 31, 2022.

Service agreements revenues

Service agreements revenues and related costs for the three months ended January 31, 2023 and 2022 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2023	2022	$	%
Service agreements revenues	$13,882	$2,167	$11,715	541%
Cost of service agreements revenues	10,945	2,372	8,573	361%
Gross profit (loss) from service agreements revenues	$2,937	$(205)	$3,142	1533%
Service agreements revenues gross margin	21.2%	(9.5)%

Service agreements revenues for the three months ended January 31, 2023 increased $11.7 million to $13.9 million from $2.2 million for the three months ended January 31, 2022. Service agreements revenues recognized during the three months ended January 31, 2023 were primarily driven by new module exchanges at the plant in Woodbridge, CT, which originally achieved commercial operations in fiscal year 2017, and at the plants owned by Korea Southern Power Company in Korea, which achieved commercial operations in fiscal year 2018. The increase in revenues for the three months ended January 31, 2023 is primarily due to the fact that new module exchanges occurred during the quarter, while there were no new module exchanges during the three months ended January 31, 2022.

Cost of service agreements revenues increased $8.6 million to $10.9 million for the three months ended January 31, 2023 from $2.4 million for the three months ended January 31, 2022. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges and the increase is primarily due to the fact that new module exchanges occurred during the three months ended January 31, 2023, while there were no new module exchanges during the three months ended January 31, 2022.

Overall gross profit from service agreements revenues was $2.9 million for the three months ended January 31, 2023 which increased from a gross loss of $0.2 million for the three months ended January 31, 2022. The overall gross margin was 21.2% for the three months ended January 31, 2023 compared to a gross margin loss of 9.5% in the comparable prior year period. Gross margin was higher during the three months ended January 31, 2023 primarily due to the fact that new module exchanges were completed during the three months ended January 31, 2023 (compared to no new module exchanges during the three months ended January 31, 2022) and that such module exchanges were performed pursuant to service agreements with higher margins.

Generation revenues

Generation revenues and related costs for the three months ended January 31, 2023 and 2022 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2023	2022	$	%
Generation revenues	$9,557	$7,496	$2,061	27%
Cost of generation revenues	16,602	10,722	5,880	55%
Gross loss from generation revenues	$(7,045)	$(3,226)	$(3,819)	(118)%
Generation revenues gross margin	(73.7)%	(43.0)%

Revenues from generation for the three months ended January 31, 2023 totaled $9.6 million, which represents an increase of $2.1 million from revenue recognized of $7.5 million for the three months ended January 31, 2022. Generation revenues for the three months ended January 31, 2023 and 2022 reflect revenue from electricity generated under our power purchase agreements (“PPAs”) and renewable energy credits. The increase in generation revenues in the three months ended January 31, 2023 is primarily due to the fact that we recorded a full quarter of generation revenues associated with the Long Island Power Authority (“LIPA”) project in Yaphank, New York (which achieved commercial operations in December 2021) and that fact that the project at the U.S. Navy Submarine Base in Groton, Connecticut (the “Groton Project”) achieved commercial operations and began generating revenues in the first quarter of fiscal year 2023.

Cost of generation revenues totaled $16.6 million in the three months ended January 31, 2023. The increase from the comparable prior year period was primarily due to expensed construction costs of approximately $7.1 million related to the Toyota project (while construction costs for the comparable prior year period were $2.8 million) and costs of approximately $0.8 million related to the increased size of the installed fleet with the Groton Project achieving commercial operations, offset by lower operating costs for existing plants due to efficiencies resulting from plant maintenance activities and module exchanges.

As further background on the costs related to the Toyota project, it was determined in the fourth quarter of fiscal year 2021 that a potential source of renewable natural gas (“RNG”) at favorable pricing was no longer sufficiently probable for the Toyota project, resulting in impairment of the asset. Thus, as the Toyota project is being constructed, only amounts associated with inventory components that can be redeployed for alternative use are being capitalized. The balance of costs incurred are being expensed as cost of generation revenues.

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

Cost of generation revenues included depreciation and amortization of approximately $4.2 million and $3.6 million for the three months ended January 31, 2023 and 2022, respectively.

The decrease in generation revenues gross margin is primarily related to the $7.1 million of costs being expensed related to the Toyota project, partially offset by higher margins from the operating fleet (due in part to the higher operating output of the generation fleet portfolio) compared to the three months ended January 31, 2022.

We had 43.7 MW of operating power plants in our generation operating portfolio as of January 31, 2023, which increased from 41.4 MW as of January 31, 2022 and which includes 7.4 MW attributed to the design rated output of the Groton Project although the Groton Project is, and was as of January 31, 2023 and at the commencement of commercial operations in December 2022, operating at approximately 6.0 MW.  The increase relates to the Groton Project, which commenced commercial operations below its rated capacity at an output of approximately 6.0 MW during the three months ended January 31, 2023 (and continues to operate at an output of approximately 6.0 MW), offset by the removal of the 3.7 MW Triangle Street Project which is no longer in operation and the 1.4 MW UCI Medical Center Project which has been decommissioned.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended January 31, 2023 and 2022 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2023	2022	$	%
Advanced Technologies contract revenues	$4,539	$4,132	$407	10%
Cost of Advanced Technologies contract revenues	3,260	3,389	(129)	(4)%
Gross profit from Advanced Technologies contracts	$1,279	$743	$536	72%
Advanced Technologies contract gross margin	28.2%	18.0%

Advanced Technologies contract revenues increased to $4.5 million for the three months ended January 31, 2023 from $4.1 million for the three months ended January 31, 2022. Compared to the three months ended January 31, 2022, Advanced Technologies contract revenues recognized under the Joint Development Agreement entered into with

ExxonMobil Technology and Engineering Company f/k/a ExxonMobil Research and Engineering Company (“EMTEC”), on November 5, 2019 (as amended effective as of October 31, 2021, April 30, 2022 and December 1, 2022 (the “EMTEC Joint Development Agreement”)) were approximately $0.1 million higher during the three months ended January 31, 2023 and revenue recognized under government contracts and other contracts were approximately $0.3 million higher for the three months ended January 31, 2023.

Cost of Advanced Technologies contract revenues were $3.3 million for the three months ended January 31, 2023, compared to $3.4 million for the same period in the prior year.

Advanced Technologies contracts for the three months ended January 31, 2023 generated a gross profit of $1.3 million compared to a gross profit of $0.7 million for the three months ended January 31, 2022. The higher gross profit was due to higher gross profit recognized under the EMTEC Joint Development Agreement during the three months ended January 31, 2023 as a result of lower costs incurred under the EMTEC Joint Development Agreement compared to the three months ended January 31 2022.

Administrative and selling expenses

Administrative and selling expenses were $15.0 million and $37.0 million for the three months ended January 31, 2023 and 2022, respectively. The three months ended January 31, 2022 included non-recurring legal expenses of $24.0 million associated with the settlement of the Company’s disputes with POSCO Energy and KFC. Excluding the $24.0 million in legal fees, administrative and selling expenses were higher during the three months ended January 31, 2023 than during the three months ended January 31, 2022 primarily due to an increase in compensation expense resulting from an increase in headcount.

Research and development expenses

Research and development expenses increased to $12.7 million for the three months ended January 31, 2023 compared to $5.0 million for the three months ended January 31, 2022. The increase is primarily due to an increase in spending on the Company’s ongoing commercial development efforts related to our solid oxide platform and carbon capture solutions compared to the comparable prior year period.

Loss from operations

Loss from operations for the three months ended January 31, 2023 was $22.5 million compared to $44.8 million for the three months ended January 31, 2022. This decrease was driven by a $14.3 million decrease in operating expenses for the three months ended January 31, 2023 as a result of (a) decreased administrative and selling expenses compared to the three months ended January 31, 2022 and (b) higher research and development expenses, which were higher due to an increase in spending on the Company’s ongoing commercial development efforts related to our solid oxide platform and carbon capture solutions compared to the three months ended January 31, 2022. The decrease in loss from operations was also due, in part, to a gross profit of $5.2 million in the three months ended January 31, 2023, compared to gross loss of $2.9 million in the three months ended January 31, 2022. The transition from gross loss to gross profit was driven by lower manufacturing variances and higher Advanced Technologies contract margin, partially offset by $7.1 million of non-capitalizable costs related to construction of the Toyota project, increased gross profit from service agreements and reduced generation gross loss (excluding the impact of non-capitalizable costs related to construction of the Toyota project).

Interest expense

Interest expense for the three months ended January 31, 2023 and 2022 was $1.5 million and $1.4 million, respectively. Interest expense for both periods includes interest associated with finance obligations for failed sale-leaseback transactions and interest on the outstanding loans associated with the Bridgeport Fuel Cell Project.

Interest income

Interest income was $3.4 million and $10.0 thousand for the three months ended January 31, 2023 and 2022, respectively. Interest income for the three months ended January 31, 2023 represents $2.7 million of interest earned on money market investments and $0.7 million of unrealized interest income on U.S. Treasury Securities purchased in November 2022.

Other income, net

Other income, net was $49.0 thousand and $0.1 million for the three months ended January 31, 2023 and 2022, respectively, and primarily represents foreign currency exchange gains for each of the three month periods ended January 31, 2023 and 2022.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Provision for income tax recorded for the three months ended January 31, 2023 and 2022 was $0.6 million and $0.0 million, respectively. The provision for income tax recorded for the three months ended January 31, 2023 reflects the realization of withholding taxes on customer deposits.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three month periods ended January 31, 2023 and 2022.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of our tax equity financings with East West Bancorp, Inc. (“East West Bank”) and Renewable Energy Investors, LLC (“REI”).

For the three months ended January 31, 2023, net income attributable to noncontrolling interest totaled $0.4 million for the LIPA Yaphank project tax equity financing transaction with REI. For the three months ended January 31, 2022, net loss allocated to noncontrolling interest totaled $5.5 million for the LIPA Yaphank tax equity financing transaction with REI. The net loss for the three months ended January 31, 2022 was primarily driven by the Investment Tax Credit (“ITC”) attributable to the noncontrolling interest for the 2021 tax year.  The ITC reduces the noncontrolling interests’ claim on hypothetical liquidation proceeds in the HLBV waterfall.  This reduction in liquidation proceeds drove the loss in the  three months ended January 31, 2022.

For the three months ended January 31, 2023, net loss attributable to noncontrolling interests totaled $2.9 million for the Groton Project tax equity financing transaction with East West Bank. There was no comparable net loss for the three months ended January 31, 2022, as the Groton Project tax equity transaction closed and the Groton Project began operations in the first quarter of fiscal year 2023. The net loss for the three months ended January 31, 2023 is primarily driven by the ITC attributable to the noncontrolling interest for the 2022 tax year.  The ITC reduces the noncontrolling interests’ claim on hypothetical liquidation proceeds in the HLBV waterfall.  This reduction in liquidation proceeds drove the loss in the three months ended January 31, 2023.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended January 31, 2023 and 2022, net loss attributable to common stockholders was $19.4 million and $41.4 million, respectively, and loss per common share was $0.05 and $0.11, respectively. The decrease in the net loss attributable to common stockholders for the three months ended January 31, 2023 is primarily due to the gross profit for the three months ended January 31, 2023 compared to gross loss for the three months ended January 31, 2022, as well as lower operating expenses during the three months ended January 31, 2023. The lower net loss per common share for the three months ended January 31, 2023 as compared to the three months ended January 31, 2022 is primarily due to due to the lower net loss attributable to common stockholders and the higher number of weighted average shares outstanding due to share issuances since January 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview, Cash Position, Sources and Uses

Our principal sources of cash have been proceeds from the sale of our products and projects, electricity generation revenues, research and development and service agreements with third parties, sales of our common stock through public equity offerings, and proceeds from debt, project financing and tax monetization transactions. We have utilized this cash to accelerate the commercialization of our solid oxide platforms, develop new capabilities to separate and capture carbon, develop and construct project assets, invest in capital improvements and expansion of our operations, perform research and development on Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of January 31, 2023, unrestricted cash and cash equivalents totaled $315.2 million compared to $458.1 million as of October 31, 2022. During the three months ended January 31, 2023, the Company invested $75.0 million in United States (U.S.) Treasury Securities which have maturity dates ranging from February 9, 2023 to May 15, 2023. The amortized cost of these U.S. Treasury Securities totaled $75.7 million as of January 31, 2023 compared to $0 as of October 31, 2022 and are classified as Investments - short term on the Consolidated Balance Sheets.

On July 12, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to 95.0 million shares of the Company’s common stock. From the date of the Open Market Sale Agreement through January 31, 2023, the Company sold approximately 18.5 million shares under the Open Market Sale Agreement at an average sale price of $3.63 per share, resulting in gross proceeds of approximately $67.2 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $65.4 million after deducting commissions and fees totaling approximately $1.8 million. During the quarter ended January 31, 2023, no sales were made under the Open Market Sale Agreement. As of January 31, 2023, approximately 76.5 million shares were available for issuance under the Open Market Sale Agreement. The Company currently intends to use the net proceeds from this offering to accelerate the development and commercialization of its product platforms (including, but not limited to, its solid oxide and carbon capture platforms), for project development, market development, and internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes. The Company may also use the net proceeds from this offering to invest in joint ventures, acquisitions, and strategic growth investments and to acquire, license or invest in products, technologies or businesses that complement its business.

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

We are continually assessing different means by which to accelerate the Company’s growth, enter new markets, commercialize new products, and enable capacity expansion. Therefore, from time to time, the Company may consider and enter into agreements for one or more of the following: negotiated financial transactions, minority investments, collaborative ventures, technology sharing, transfer or other technology license arrangements, joint ventures, partnerships, acquisitions or other business transactions for the purpose(s) of geographic or manufacturing expansion and/or new product or technology development and commercialization, including hydrogen production through our carbonate and solid oxide platforms and storage and carbon capture, sequestration and utilization technologies.

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such arrangements to construct and deploy our projects to facilitate the growth of our business. The Company has invested capital raised from sales of its common stock to build out its project portfolio.  The Company has also utilized and expects to continue to utilize a combination of long-term debt and tax equity financing (e.g., sale-leaseback transactions, partnership flip transactions and the monetization and/or transfer of eligible investment and production tax credits) to finance its project asset portfolio as these projects commence commercial operations, particularly in light of the passage of the Inflation Reduction Act in August 2022. The Company may also seek to undertake private placements of debt securities of a portfolio of assets to finance its project asset portfolio.  The proceeds of any such financing, if obtained, may allow the Company to reinvest capital back into the business and to fund other projects. We may also seek to obtain additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to reduce or slow planned spending, reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

Generation Operating Portfolio, Project Assets, and Backlog

To grow our generation operating portfolio, the Company will invest in developing and building turn-key fuel cell projects, which will be owned by the Company and classified as project assets on the Consolidated Balance Sheets. This strategy requires liquidity and the Company expects to continue to have increasing liquidity requirements as project sizes increase and more projects are added to backlog. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile. Project development and construction cycles, which span the time between securing a PPA and commercial operation of the platform, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. To make these up-front investments, we may use our working capital, seek to raise funds through the sale of equity or debt securities, or seek other financing arrangements. Delays in construction progress and completing current projects in process within budget, or in completing financing or the sale of our projects may impact our liquidity in a material way.

Our generation operating portfolio (43.7 MW as of January 31, 2023, which includes 7.4 MW attributed to the design rated output of the Groton Project although the Groton Project is, and was as of January 31, 2023 and at the commencement of commercial operations in December 2022, operating at approximately 6.0 MW) contributes higher long-term cash flows to the Company than if these projects had been sold. We expect generation revenue to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company plans to continue to grow this portfolio while also selling projects to investors. As of January 31, 2023, the Company had projects representing an additional 19.4 MW in various stages of development and construction, which projects are expected to generate operating cash flows in future periods, if completed. Retaining long-term cash flow positive projects, combined with our service fleet, is expected to result in reduced reliance on new project sales to achieve cash flow positive operations, however, operations and performance issues could impact results. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of January 31, 2023, net debt outstanding related to project assets was $68.7 million. Future required payments totaled $30.9 million as of January 31, 2023. The outstanding finance obligations under our sale-leaseback transactions, which totaled $56.8 million as of January 31, 2023, include an embedded gain of $37.8  million representing the current carrying value of finance obligations less future required payments, which will be recognized at the end of the applicable lease terms.

Our generation operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation operating portfolio as of January 31, 2023:

Project Name	Location	Power Off - Taker	Rated Capacity (MW) (1)		Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4		Q2 ‘12	15
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4		Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6		Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4		Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9		Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8		Q1 '20	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4		Q3'21	20
LIPA Yaphank Project	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4		Q1'22	18
Groton Project	Groton, CT	CMEEC (CT Electric Co-op)	7.4	(2)	Q1'23	20
		Total MW Operating:	43.7
(1)	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations, except with respect to the Groton Project. The Groton Project commenced commercial operations in December 2022 operating at, and is and was as of January 31, 2023 operating at, only approximately 6.0 MW as discussed in additional detail in footnote (2) below. The initial operating output of the Groton Project is and will be approximately 6.0 MW until the Technical Improvement Plan described below in footnote (2) is fully implemented. Full implementation of the Technical Improvement Plan is expected to bring this platform to its design rated output of 7.4 MW. Accordingly, rated capacity with respect to the Groton Project is the platform’s expected design rated output at the time of the full implementation of the Technical Improvement Plan.
(2)	As previously disclosed, the Groton Project achieved commercial operations on December 16, 2022. On December 16, 2022, the Company entered into an amended and restated power purchase agreement (“Amended and Restated PPA”) which modified and replaced the existing power purchase agreement with Connecticut Municipal Electric Energy Cooperative (“CMEEC”) to allow the Groton Project to operate at a reduced output of approximately 6 MW while a Technical Improvement Plan (“TIP”) is implemented with the goal of bringing the platform to its rated capacity of 7.4 MW by December 31, 2023. In conjunction with entering into the Amended and Restated PPA, on December 16, 2022, the Company and CMEEC declared that the plants are commercially operational at 6 MW and CMEEC and the Company agreed that, for all purposes, the commercial operations date had been achieved. The Navy also provided its authorization to proceed with commercial operations at 6 MW. The Company is incurring and will continue to incur performance guarantee fees under the Amended and Restated PPA as a result of operating at an output below 7.4 MW during implementation of the TIP. Although the Company believes it will successfully implement the TIP and bring the plant up to its design rated output of 7.4 MW by December 31, 2023, no assurance can be provided that such work will be successful. In the event that the plants do not reach an output of 7.4 MW by December 31, 2023, the Amended and Restated PPA will continue in effect, and the Company will be subject to ongoing performance guarantee fees.

The following table summarizes projects in process, all of which are in backlog, as of January 31, 2023:

Project Name	Location	Power Off-Taker	Rated Capacity (MW) (1)	PPA Term (Years)
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.3	20
CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.0	20
SCEF - Derby	Derby, CT	Eversource/United Illuminating (CT Utilities)	2.8	20
Trinity College	Hartford, CT	Trinity College	0.3	15
		Total MW in Process:	19.4

(1)	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations.

The projects listed in the above table are in various stages of development or on-site construction and installation. Current project updates are as follows:

●	Toyota - Port of Long Beach, CA – The Toyota Project. This 2.8 MW Tri-generation platform will produce electricity (at an expected net output of 2.3 MW), hydrogen and water. We have completed the construction work on our Tri-generation project at the Port of Long Beach for Toyota (the “Toyota project”) and the fuel cell platform has advanced to the commissioning phase of project deployment. We anticipate that the remaining commissioning activity will be completed in the third fiscal quarter of 2023. The current contractually required commercial operations date is July 8, 2023. In the event that we do not achieve commercial operations on or before the deadline of July 8, 2023, Toyota will have the right to terminate its hydrogen power purchase agreement.

●	Derby, CT. On-site civil construction of this 14 MW project continues to advance and the Company has largely completed the foundational construction, with the majority of the balance of plant components delivered and installed on site. This utility scale fuel cell platform will contain five SureSource 3000 fuel cell systems that will be installed on engineered platforms alongside the Housatonic River. To date, the Company has invested approximately $29.3 million into the project, with the fuel cell modules currently in production and slated to be completed in our Torrington manufacturing facility over the next two fiscal quarters. The Company continues to work with the utility customer, United Illuminating, on the interconnection process, the timing of which will drive the continued development of the site, including the delivery of the ten fuel cell modules required to complete the project. Our current expectation is that this project will commence commercial operations in the fourth calendar quarter of 2023.

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $99.9 million as of January 31, 2023, compared to $123.7 million as of January 31, 2022. Service agreements backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements.
●	Generation backlog totaled $0.9 billion as of January 31, 2023 compared to $1.1 billion as of January 31, 2022. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs.
●	There was no product sales backlog as of January 31, 2023. Product sales backlog totaled $60.2 million as of January 31, 2022.
●	Advanced Technologies contract backlog totaled $26.8 million as of January 31, 2023 compared to $31.7 million as of January 31, 2022. Advanced Technologies contract backlog primarily represents remaining revenue under the EMTEC Joint Development Agreement and government projects.

Backlog decreased by approximately 19% to $1.06 billion as of January 31, 2023, compared to $1.30 billion as of January 31, 2022, primarily as a result of a reduction in generation backlog due to the decision to not move forward with certain generation projects during the fourth quarter of fiscal year 2022. The reduction was also due, in part, to revenue recognition since January 31, 2022.

Backlog represents definitive agreements executed by the Company and our customers. Projects for which we have an executed PPA are included in generation backlog, which represents future revenue under long-term PPAs. The Company’s ability to recognize revenue in the future under a PPA is subject to the Company’s completion of construction of the project covered by such PPA. Should the Company not complete the construction of the project covered by a PPA, it will forgo future revenues with respect to the project and may incur penalties and/or impairment charges related to the project. Projects sold to customers (and not retained by the Company) are included in product sales and service agreements backlog, and the related generation backlog is removed upon sale. Together, the service and generation portion of backlog had a weighted average term of approximately 17 years, with weighting based on the dollar amount of backlog and utility service contracts of up to 20 years in duration at inception.

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2023 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of January 31, 2023, unrestricted cash and cash equivalents totaled $315.2 million and short-term investments in U.S. Treasury Securities totaled $75.7 million. Such securities have maturity dates ranging from February 9, 2023 to May 15, 2023.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes.
●	We manage production rate based on expected demand and project schedules. Changes to production rate take time to implement. During the three months ended January 31, 2023, we operated at an annualized production rate of approximately 38.2 MW, which is in-line with the annualized production rate achieved for the three months ended January 31, 2022. For fiscal year 2023, we are planning to operate at a 45 MW annualized production rate in support of project backlog and service requirements.
●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of January 31, 2023 and October 31, 2022 was $28.9 million ($12.0 million of which is classified as “Other assets”) and $25.6 million ($9.7 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.
●	The amount of total inventory as of January 31, 2023 and October 31, 2022 was $108.7 million ($7.5 million is classified as long-term inventory) and $98.5 million ($7.5 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $69.3 million and $67.8 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and in use of cash as of any given balance sheet date.
●	The amount of total project assets as of January 31, 2023 and October 31, 2022 was $229.9 million and $232.9 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of January 31, 2023 consisted of $178.0 million of completed, operating installations and $51.9 million of projects in development. As of January 31, 2023, we had 43.7 MW of operating project assets (which includes 7.4 MW attributed to the design rated output of the Groton Project although the Groton Project is, and was as of January 31, 2023 and at the commencement of commercial operations in December 2022, operating at approximately 6.0 MW) that generated $9.6 million of revenue in the three months ended January 31, 2023.
●	As of January 31, 2023, the Company had 19.4 MW of projects under development and construction. To build out this portfolio, as of January 31, 2023, we estimate the remaining investment in project assets to be made during fiscal year 2023 to be in the range of approximately $45.0 million to $65.0 million. To fund such expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the projects under development become operational, the Company will seek to obtain permanent financing (tax equity and debt) which would be expected to return cash to the business. For the three months ended January 31, 2023, capitalized project asset expenditures were $2.1 million. In addition, the Company expensed costs related to the Toyota project which totaled $7.1 million for the three months ended January 31, 2023.
●	Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project and the initial seven years of the eighteen year PPA for our LIPA Yaphank, NY project; and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations.

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

We have made progress in advancing our carbonate and solid oxide platform capacity expansion plans.

Carbonate Platform: At this time, the maximum annualized capacity (module manufacturing, final assembly, testing and conditioning) is 100 MW per year under the Torrington facility’s current configuration when fully utilized. The Torrington facility is sized to accommodate the eventual annualized production capacity of up to 200 MW per year with additional capital investment in machinery, equipment, tooling, labor and inventory.

The Company continues to invest in capability with the goal of reducing production bottlenecks and driving productivity, including investments in automation, laser welding, and the construction of additional integrated conditioning capacity. The Company also constructed a SureSource 1500 in Torrington during fiscal year 2022, which operates as a testing facility for qualifying new supplier components and performance testing and validation of continued platform innovations. During fiscal year 2023, the Company expects to invest in adding the engineered carbon separation capability to the onsite SureSource 1500, which will allow potential customers to observe the operating plant and, given the targeted market of food and beverage companies, will allow for the sampling and testing of separated CO2 to verify quantity, quality or purity requirements.

Solid Oxide Platform: During the three months ended January 31, 2023, Versa Ltd., a subsidiary of FuelCell Energy, entered into a lease expansion, extension and amending agreement which expanded the space to be leased by Versa Ltd. in Calgary, Alberta, Canada to include an additional approximately 48,000 square feet, for a total of approximately 80,000 square feet of space. Additionally, long-lead process equipment has been ordered to facilitate the expansion of manufacturing capacity for the solid oxide platforms in Calgary. Upon the completion of the Calgary capacity expansion, the Company expects that it will be able to increase annual production capacity and that it will be capable of delivering up to 40 MWs of annualized electrolysis production per year.

During calendar year 2023, our Calgary manufacturing operation is expected to build and deliver four units: two units that will run internally for advanced testing and two first article production units for delivery externally. Of these commercial units for external delivery, one will be our electrolysis platform for delivery to Idaho National Laboratory, and the other will be our distributed power platform for delivery to Trinity College in Hartford, Connecticut for use under a long-term power purchase agreement.

The expansion of the Calgary manufacturing facility is phase 1 of the Company’s planned operational expansion of production capability. While this expansion is expected to increase our production capacity from 4 MWs per year to 40 MWs per year of solid oxide electrolyzers, the Company has plans to add an additional 400 MW of solid oxide manufacturing capacity in the United States. While the location of the facility has not yet been determined, early facility design and engineering requirements have been developed. We anticipate announcing more details regarding our plans for solid oxide production expansion into the United States later this fiscal year.

●	Company-funded research and development expenses are expected to be in the range between $50.0 million and $70.0 million for fiscal year 2023. During the three months ended January 31, 2023, we incurred a total of $12.7 million of Company-funded research and development expenses as we continued to accelerate commercialization of our Advanced Technologies solutions including distributed hydrogen, hydrogen based long duration energy storage and hydrogen power generation. The Company continues to advance its solid oxide platform research, including increasing production of solid oxide fuel cell modules and expanding manufacturing capacity. The Company continues to work with Idaho National Laboratories on a demonstration high-efficiency electrolysis platform. This project, done in conjunction with the U.S. Department of Energy, is intended to demonstrate that the Company’s platform can operate at higher electrical efficiency than currently available electrolysis technologies through the inclusion of an external heat source. To further accelerate the commercialization activity for the solid oxide platform, the Company recently commenced the design and construction of two advanced prototypes targeted for fiscal year 2023 completion: (i) a 250 kW power generation platform, and (ii) a 1 MW high-efficiency electrolysis platform.

●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of January 31, 2023, we had pledged approximately $24.6 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.
●	On August 16, 2022, the U.S. Inflation Reduction Act (“IRA” or the "Act") was signed into law. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing and production. The IRA includes provisions that provide incentives for clean energy through enhancement of the Investment Tax Credit (“ITC”) program, Production Tax Credits for clean energy component sourcing and production in the United States, enhancements to Section 45Q of the Internal Revenue Code which provides credits for carbon oxide sequestration intended to incentivize investment in carbon capture and sequestration, and certain incentives for clean energy projects that use environmental brownfield sites and/or are located in economically challenged areas. In addition, the Act would provide a 10-year Production Tax Credit (“PTC”) for the production of clean hydrogen at a qualified facility that begins construction prior to January 1, 2033, with the option to elect the ITC in lieu of the PTC. The Company views the enactment of the IRA as favorable for the overall business climate for fuel cell manufacturers, however, the Company is continuing to evaluate the overall impact and applicability of the IRA to the Company’s current and planned products and the markets in which the Company seeks to sell its products.
●	As global policies evolve, there may be incentives available to the Company and potential customers that may help to accelerate the growth of projects utilizing FuelCell Energy’s platform. We continue to see broad support for the energy transition through legislation and economic incentives globally. For example, the European Union recently proposed an approximately $270 billion program that would offer tax breaks for businesses investing in net-zero technology, and in Korea, the Korean Hydrogen Economy Roadmap aims to produce 6.2 million fuel cell electric vehicles and deploy at least 1,200 hydrogen refueling stations by 2040. Additionally, Japan’s Sixth Strategy Energy Plan would target decarbonizing power sources through increased hydrogen production as well as the broad deployment of carbon capture utilization and sequestration technology.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended January 31, 2023 and 2022, depreciation and amortization totaled $5.4 million and $5.8 million, respectively (of these totals, approximately $4.2 million and $3.6 million for the three months ended January 31, 2023 and 2022, respectively, relate to depreciation and amortization of project assets in our generation operating portfolio).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $339.8 million as of January 31, 2023 compared to $481.0 million as of October 31, 2022. As of January 31, 2023, unrestricted cash and cash equivalents was $315.2 million compared to $458.1 million of unrestricted cash and cash equivalents as of October 31, 2022. As of January 31, 2023, restricted cash and cash equivalents was $24.6 million, of which $4.5 million was classified as current and $20.2 million was classified as non-current, compared to $23.0 million of restricted cash and cash equivalents as of October 31, 2022, of which $4.4 million was classified as current and $18.6 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Three Months Ended January 31,
(dollars in thousands)	2023	2022
Consolidated Cash Flow Data:
Net cash used in operating activities	$(53,377)	$(47,754)
Net cash used in investing activities	(84,822)	(15,766)
Net cash (used in) provided by financing activities	(3,513)	8,830
Effects on cash from changes in foreign currency rates	447	(91)
Net decrease in cash, cash equivalents and restricted cash	$(141,265)	$(54,781)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $53.4 million during the three months ended January 31, 2023, compared to $47.8 million of net cash used in operating activities during the three months ended January 31, 2022.

Net cash used in operating activities for the three months ended January 31, 2023 was primarily a result of the net loss of $21.1 million, increases in inventories of $10.3 million, unbilled receivables of $5.0 million and other assets of $1.0 million and decreases in deferred revenue of $18.1 million, accrued liabilities of $7.1 million and accounts payable of $1.1 million partially offset by decreases in accounts receivable of $1.7 million and non-cash adjustments of $8.8 million.

Net cash used in operating activities for the three months ended January 31, 2022 was primarily a result of the net loss of $46.1 million, increases in inventories of $2.5 million, unbilled receivables of $4.4 million, accounts receivable of $16.0 million, and other assets of $2.0 million, offset by increases in deferred revenue of $1.7 million, accrued liabilities of $10.0 million, and accounts payable of $2.6 million and non-cash adjustments of $9.3 million.

Investing Activities – Net cash used in investing activities was $84.8 million for the three months ended January 31, 2023, compared to net cash used in investing activities of $15.8 million during the three months ended January 31, 2022.

Net cash used in investing activities for the three months ended January 31, 2023 included $75.0 million for the purchase of  U.S. Treasury Securities, $7.8 million of capital expenditures and $2.1 million of project asset expenditures.

Net cash used in investing activities for the three months ended January 31, 2022 included $10.4 million of project asset expenditures and $5.3 million of capital expenditures.

Financing Activities – Net cash used in financing activities was $3.5 million during the three months ended January 31, 2023, compared to net cash provided by financing activities of $8.8 million during the three months ended January 31, 2022.

Net cash used in financing activities during the three months ended January 31, 2023 resulted from debt repayments of $2.3 million, payments for taxes related to net share settlement of equity awards of $0.3 million, payment of $0.8 million in preferred dividends and distribution to noncontrolling interest of $0.1 million.

Net cash provided by financing activities during the three months ended January 31, 2022 resulted from $12.4 million of contributions received from a noncontrolling interest in our tax equity partnership for the LIPA Yaphank Project, offset by debt repayments of $2.5 million, payment for taxes related to net share settlement of equity awards of $0.3 million, and payment of $0.8 million in preferred dividends.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of January 31, 2023 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$77,107	$76,283	$710	$114	$—
Term loans (principal and interest)	27,270	7,880	12,099	4,166	3,125
Capital and operating lease commitments (2)	19,599	1,176	2,550	2,612	13,261
Sale-leaseback finance obligations (3)	17,236	3,259	6,487	3,742	3,748
Natural gas supply contract (4)	11,158	1,969	3,938	3,938	1,313
Series B Preferred dividends payable (5)	—	—	—	—	—
Totals	$152,370	$90,567	$25,784	$14,572	$21,447
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on finance and operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and PNC Energy Capital, LLC (“PNC”) and/or Crestmark Equipment Finance (“Crestmark”) (as applicable). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract with an estimated annual cost per year of $2.0 million which was set to begin on November 1, 2021. Actual service began under the contract on December 7, 2021 to coincide with our commissioning schedule. This gas contract is for the Company’s Yaphank project and the costs are expected to be offset by generation revenues on the project.
(5)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at January 31, 2023) for 20 trading days during any consecutive 30 trading day period.

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

The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank until the loans are repaid in full. The Green Bank Amendment further provides that any unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Station Fuel Cell, LLC (“Groton Fuel Cell”) to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required to prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance under the original Green Bank Loan Agreement and the December 2019 Loan as of January 31, 2023 was $4.8 million.

Bridgeport Fuel Cell Project Loans

On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC (a subsidiary of the Company following the closing) entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor. As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84-month period ending in May 2026. The Subordinated Credit Agreement contains a debt coverage ratio which is required to be maintained and may not be less than 1.10 as of the end of each fiscal quarter, beginning with the quarter ended July 31, 2020. The balance under the Subordinated Credit Agreement as of January 31, 2023 was $3.3 million.

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

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three months ended January 31, 2023 and 2022 resulted in a $0.1 million loss and a $0.2 million gain, respectively. The fair value of the interest rate swap asset as of January 31, 2023 and October 31, 2022 was $0.2 million and $0.3 million, respectively. On August 1, 2022, the Company entered into an amendment to its interest rate swap agreement that replaced LIBOR with Term Secured Overnight Financing Rate (“SOFR”) effective as of June 2023.

The BFC Credit Agreement requires BFC to maintain a debt service reserve. Each of Liberty Bank and Fifth Third Bank also has an operation and module replacement reserve (“O&M Reserve”) under the BFC Credit Agreement. BFC is required to deposit $0.1 million per month into each O&M Reserve for the first five years of the BFC Credit Agreement, with such funds to be released at the sole discretion of Liberty Bank and Fifth Third Bank, as applicable. BFC is also required to maintain excess cash flow reserve accounts at each of Liberty Bank and Fifth Third Bank. Excess cash flow consists of cash generated by BFC from the Bridgeport Fuel Cell Project after payment of all expenses (including after payment of intercompany service fees to the Company), debt service to Liberty Bank and Fifth Third Bank, the funding of all required reserves, and payments to Connecticut Green Bank for the subordinated facility. BFC is also required to maintain a debt service coverage ratio of not less than 1.20, measured for the trailing year based on fiscal quarters beginning with the quarter ended July 31, 2020. The Company was in compliance with the debt service coverage ratio as of January 31, 2023. The Company has certain quarterly and annual financial reporting requirements under the BFC Credit Agreement. The annual financial statements to be provided pursuant to such requirements are to be audited and accompanied by a report of an independent certified public accountant, which report shall not include a “going concern” matter of emphasis or any qualification as to the scope of such audit.

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

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extended the Target Date to October 31, 2022 and amended the Employment Obligation to require the Company to continuously maintain a minimum of 538 full-time positions for 24 consecutive months. If the Company met the Employment Obligation, as modified by the Second Amendment, and created an additional 91 full-time positions, the Company would have received a credit in the amount of

$2.0 million to be applied against the outstanding balance of the loan. However, based on the Company’s headcount as of October 31, 2022, it did not meet this requirement and will not receive this credit. Because the Company did not meet the Employment Obligation, an accelerated payment penalty will be assessed at a rate of $18,587.36 multiplied by the number of employees below the number of employees required by the Employment Obligation. Such penalty will be applied first to accelerate the payment of any outstanding fees or interest due and then to accelerate the payment of outstanding principal. The Company estimates that it had an average of 359 employees over the 24 consecutive month period. As a result, $3.3 million of the loan has been reclassified to current, which represents the accelerated payment penalty amount. The Company has not been formally assessed a penalty but since there are no fees or interest due, any penalty assessed would be applied to the outstanding principal and not result in any charges to the Statement of Operations. The Company is currently in dialogue with the State of Connecticut regarding an extension to the Employment Obligation, but there can be no assurance that an extension will be granted.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Restricted Cash

We have pledged approximately $24.6 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of January 31, 2023, outstanding letters of credit totaled $5.0 million. These expire on various dates through August 2028. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of January 31, 2023 also included $5.4 million and $2.9 million primarily to support obligations under the power purchase and service agreements related to the PNC sale-leaseback transactions and the Crestmark sale-leaseback transactions, respectively, and $9.4 million relating to future obligations associated with the Bridgeport Fuel Cell Project. Refer to Note 16. “Restricted Cash” to our Consolidated Financial Statements for the three months ended January 31, 2023 included in this Quarterly Report on Form 10-Q for a more detailed discussion of the Company’s restricted cash balance.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power or other value streams delivered such as hydrogen, steam, water, and/or carbon from the Company’s fuel cell power platforms at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power platforms. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of January 31, 2023, our generation operating portfolio was 43.7 MW (which includes 7.4 MW attributed to the design rated output of the Groton Project although the Groton Project is, and was as of January 31, 2023 and at the commencement of commercial operations in December 2022, operating at  approximately 6.0 MW).

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of January 31, 2023, Advanced Technologies contract backlog totaled $26.8 million, of which $14.2 million is non-U.S. Government-funded, $11.4 million is U.S. Government-funded and $1.2 million is U.S. Government-unfunded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, which are not classified as debt. We do not guarantee any third-party debt. See Note 17. “Commitments and Contingencies” to our Consolidated Financial Statements for the three months ended January 31, 2023 included in this Quarterly Report on Form 10-Q for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, loss accruals on service agreements, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), lease liabilities and right-of-use (“ROU”) assets, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2022 filed with the SEC.

ACCOUNTING GUIDANCE UPDATE

See Note 2. “Recent Accounting Pronouncements,” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting guidance.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure Risk

We have invested in U.S. Treasury Securities with maturities ranging from more than three months to less than one year.  We expect to hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At January 31, 2023, our U.S. Treasury Securities had a carrying value of $75.7 million, which approximated fair value.  These investments have maturity dates ranging from February 2023 to May 2023 and a weighted average yield to maturity of 4.36%.  Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of January 31, 2023, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of January 31, 2023, approximately 0.5% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and Korean Won) and we have no plans of repatriation. We make purchases from certain vendors and receive payment from certain customers in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. On August 1, 2022, the Company entered into an amendment to its interest rate swap agreement that replaced LIBOR with Term Secured Overnight Financing Rate (“SOFR”) effective as of June 2023. The fair value adjustments for the three months ended January 31, 2023 and 2022 resulted in a loss of $0.1 million and a gain of $0.2 million, respectively.

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

Historically, this risk has not been material to our financial statements as our operating projects prior to January 31, 2023 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price fuel physical contracts. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, the Company performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A $1/Metric Million British Thermal Unit (“MMBTu”) increase in market pricing compared to our underlying project models would result in a cost impact of approximately $1.1 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis. We have also conducted a sensitivity analysis on the impact of RNG pricing and a $10/MMBTu increase in market pricing compared to our underlying project models would result in an impact of approximately $2.0 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

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

Item 1A.         RISK FACTORS

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2022, filed with the Securities and Exchange Commission on December 20, 2022 (the “2022 Annual Report”), sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities. There have been no material changes to the risk factors previously disclosed in the 2022 Annual Report.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 1, 2022 - November 30, 2022	32,582	$3.48	—	—
December 1, 2022 - December 31, 2022	68,381	3.47	—	—
January 1, 2023 - January 31, 2023	—	—	—	—
Total	100,963	$3.47	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

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
10.1

Amendment No. 3 to Joint Development Agreement between FuelCell Energy, Inc. and ExxonMobil Technology and Engineering Company, fully executed on December 19, 2022 and effective as of December 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2022).

10.2	Lease, dated May 20, 2005, between Westpen Properties Ltd. and Versa Power Systems Ltd.

Exhibit No.	Description
10.3	Lease Amending Agreement, dated April 20, 2006, between Westpen Properties Ltd. and Versa Power Systems Ltd.
10.4	Lease Renewal Agreement, dated November 11, 2010, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd.
10.5	Lease Extension and Amending Agreement, dated October 29, 2013, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd.
10.6	Lease Extension Agreement, dated November 9, 2016, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd.
10.7	Lease Extension Agreement, dated January 10, 2020, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd.
10.8

Lease Expansion, Extension and Amending Agreement, dated January 5, 2023, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd.

10.9

Lease Expansion and Amending Agreement – Short Term, dated February 20, 2023, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd.

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

FUELCELL ENERGY, INC.
(Registrant)

March 9, 2023	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)