Form 10-Q
period 2023-04-30
FUELCELL ENERGY INC
filed 2023-06-08
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of June 2, 2023:  406,760,629

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	April 30,	October 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$246,844	$458,055
Restricted cash and cash equivalents - short-term	4,778	4,423
Investments - short-term	76,400	-
Accounts receivable, net	6,447	4,885
Unbilled receivables	16,300	11,019
Inventories	87,294	90,909
Other current assets	14,452	10,989
Total current assets	452,515	580,280
Restricted cash and cash equivalents - long-term	25,452	18,566
Inventories - long-term	7,549	7,549
Project assets, net	237,151	232,886
Property, plant and equipment, net	71,130	58,137
Operating lease right-of-use assets, net	8,917	7,189
Goodwill	4,075	4,075
Intangible assets, net	16,725	17,373
Other assets	35,127	13,662
Total assets (1)	$858,641	$939,717
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,289	$13,198
Current portion of operating lease liabilities	645	650
Accounts payable	21,075	28,196
Accrued liabilities	22,873	27,415
Deferred revenue	4,782	16,341
Total current liabilities	62,664	85,800
Long-term deferred revenue and customer deposits	-	9,095
Long-term operating lease liabilities	9,392	7,575
Long-term debt and other liabilities	80,503	82,863
Total liabilities (1)	152,559	185,333
Redeemable Series B preferred stock (liquidation preference of $64,020 as of April 30, 2023 and October 31, 2022)	59,857	59,857
Redeemable noncontrolling interest	-	3,030
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 500,000,000 shares authorized as of April 30, 2023 and October 31, 2022; 406,738,713 and 405,562,988 shares issued and outstanding as of April 30, 2023 and October 31, 2022, respectively	41	41
Additional paid-in capital	2,100,724	2,094,076
Accumulated deficit	(1,460,898)	(1,407,973)
Accumulated other comprehensive loss	(1,456)	(1,752)
Treasury stock, Common, at cost (163,943 and 142,837 shares as of April 30, 2023 and October 31, 2022, respectively)	(923)	(855)
Deferred compensation	923	855
Total stockholder's equity	638,411	684,392
Noncontrolling interests	7,814	7,105
Total equity	646,225	691,497
Total liabilities, redeemable Series B preferred stock, redeemable noncontrolling interest and total equity	$858,641	$939,717
(1)	As of April 30, 2023 and October 31, 2022, the consolidated assets of the variable interest entities (“VIEs”) were $124,338 and $119,223, respectively, that can only be used to settle obligations of the VIEs. These assets include cash of $2,814, unbilled accounts receivable of $1,285, operating lease right of use assets of $1,178, other current assets of $20,670, restricted cash and cash equivalents of $500 and project assets of $97,891 as of April 30, 2023, and cash of $2,149, unbilled accounts receivable of $1,070, other current assets of $14,373, operating lease right of use assets of $1,184 and project assets of $100,448 as of October 31, 2022. The consolidated liabilities of the VIEs as of April 30, 2023 include short-term operating lease liabilities of $157, accounts payable of $85,637, long-term operating lease liability of $1,476 and other non-current liabilities of $179 and, as of October 31, 2022, include short-term operating lease liabilities of $157, accounts payable of $76,050, accrued liabilities of $824 and long-term operating lease liability of $1,478.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2023	2022
Revenues:
Product	$-	$-
Service	26,190	2,639
Generation	8,440	9,050
Advanced Technologies	3,719	4,695
Total revenues	38,349	16,384
Costs of revenues:
Product	3,486	3,033
Service	20,113	3,033
Generation	17,081	14,120
Advanced Technologies	3,762	3,508
Total costs of revenues	44,442	23,694
Gross loss	(6,093)	(7,310)
Operating expenses:
Administrative and selling expenses	15,068	13,234
Research and development expenses	14,697	7,673
Total costs and expenses	29,765	20,907
Loss from operations	(35,858)	(28,217)
Interest expense	(1,502)	(1,707)
Interest income	3,688	84
Other expense, net	(236)	(286)
Loss before provision for income taxes	(33,908)	(30,126)
Provision for income taxes	(3)	-
Net loss	(33,911)	(30,126)
Net income attributable to noncontrolling interests	392	91
Net loss attributable to FuelCell Energy, Inc.	(34,303)	(30,217)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(35,103)	$(31,017)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.09)	$(0.08)
Basic and diluted weighted average shares outstanding	406,316,070	372,615,824

	Three Months Ended April 30,
	2023	2022
Net loss	$(33,911)	$(30,126)
Other comprehensive loss:
Foreign currency translation adjustments	(151)	(149)
Total comprehensive loss	$(34,062)	$(30,275)
Comprehensive income attributable to noncontrolling interests	392	91
Comprehensive loss attributable to FuelCell Energy, Inc.	$(34,454)	$(30,366)

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2023	2022
Revenues:
Product	$9,095	$18,000
Service	40,072	4,806
Generation	17,997	16,546
Advanced Technologies	8,258	8,827
Total revenues	75,422	48,179
Costs of revenues:
Product	4,515	21,240
Service	31,058	5,405
Generation	33,683	24,842
Advanced Technologies	7,022	6,897
Total costs of revenues	76,278	58,384
Gross loss	(856)	(10,205)
Operating expenses:
Administrative and selling expenses	30,077	50,199
Research and development expenses	27,380	12,657
Total costs and expenses	57,457	62,856
Loss from operations	(58,313)	(73,061)
Interest expense	(3,014)	(3,135)
Interest income	7,098	94
Other expense, net	(187)	(144)
Loss before provision for income taxes	(54,416)	(76,246)
Provision for income taxes	(581)	-
Net loss	(54,997)	(76,246)
Net loss attributable to noncontrolling interests	(2,072)	(5,405)
Net loss attributable to FuelCell Energy, Inc.	(52,925)	(70,841)
Series B preferred stock dividends	(1,600)	(1,600)
Net loss attributable to common stockholders	$(54,525)	$(72,441)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.13)	$(0.20)
Basic and diluted weighted average shares outstanding	406,055,027	369,626,543

	Six Months Ended April 30,
	2023	2022
Net loss	$(54,997)	$(76,246)
Other comprehensive income (loss):
Foreign currency translation adjustments	296	(240)
Total comprehensive loss	$(54,701)	$(76,486)
Comprehensive loss attributable to noncontrolling interests	(2,072)	(5,405)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(52,629)	$(71,081)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2022	405,562,988	$41	$2,094,076	$(1,407,973)	$(1,752)	$(855)	$855	$684,392	$7,105	$691,497
Common stock issued, non-employee compensation	21,106	—	68	—	—	—	—	68	—	68
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	169,065	—	(314)	—	—	—	—	(314)	—	(314)
Share based compensation	—	—	2,637	—	—	—	—	2,637	—	2,637
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	447	—	—	447	—	447
Adjustment for deferred compensation	(21,106)	—	—	—	—	(68)	68	—	—	—
Reclass of redeemable non-controlling interest	—	—	—	—	—	—	—	—	3,030	3,030
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(106)	(106)
Net loss attributable to noncontrolling interests	—	—	—	2,464	—	—	—	2,464	(2,464)	—
Net Loss	—	—	—	(21,086)	—	—	—	(21,086)	—	(21,086)
Balance, January 31, 2023	405,732,053	$41	$2,095,667	$(1,426,595)	$(1,305)	$(923)	$923	$667,808	$7,565	$675,373
Sale of common stock, net of fees	949,438	—	2,663	—	—	—	—	2,663	—	2,663
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	57,222	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	3,194	—	—	—	—	3,194	—	3,194
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(151)	—	—	(151)	—	(151)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(143)	(143)
Net loss attributable to noncontrolling interests	—	—	—	(392)	—	—	—	(392)	392	—
Net Loss	—	—	—	(33,911)	—	—	—	(33,911)	—	(33,911)
Balance, April 30, 2023	406,738,713	$41	$2,100,724	$(1,460,898)	$(1,456)	$(923)	$923	$638,411	$7,814	$646,225

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, October 31, 2021	366,618,693	$37	$1,908,471	$(1,265,251)	$(819)	$(586)	$586	$642,438	$—	$642,438
Common stock issued, non-employee compensation	20,673	—	100	—	—	—	—	100	—	100
Stock issued under benefit plan, net of taxes paid upon vesting of restricted stock awards	60,052		(260)	—	—	—	—	(260)	—	(260)
Share based compensation	—	—	1,470	—	—	—	—	1,470	—	1,470
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(91)	—	—	(91)	—	(91)
Adjustment for deferred compensation	(13,232)	—	—	—	—	(64)	64	—	—	—
Net loss attributable to redeemable noncontrolling interest	—	—	—	5,496	—	—	—	5,496	(5,496)	—
Net loss	—	—		(46,120)	—	—	—	(46,120)	—	(46,120)
Balance, January 31, 2022	366,686,186	$37	$1,908,981	$(1,305,875)	$(910)	$(650)	$650	$602,233	$(5,496)	$596,737
Sale of common stock, net of fees	19,896,904	2	118,262	—	—	—	—	118,264	—	118,264
Common stock issued, non-employee compensation	13,002	—	68	—	—	—	—	68	—	68
Stock issued under benefit plan, net of taxes paid upon vesting of restricted stock awards	25,779		—	—	—	—	—	—	—	—
Share based compensation	—	—	1,695	—	—	—	—	1,695	—	1,695
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(149)	—	—	(149)	—	(149)
Adjustment for deferred compensation	(13,002)	—	—	—	—	(68)	68	—	—	—
Reclassification of noncontrolling interest	—	—	—	—	—	—	—	—	12,419	12,419
Return of capital to distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(496)	(496)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(95)	(95)
Net income attributable to redeemable noncontrolling interest	—	—	—	(91)	—	—	—	(91)	91	—
Net loss	—	—		(30,126)	—	—	—	(30,126)	—	(30,126)
Balance, April 30, 2022	386,608,869	$39	$2,028,206	$(1,336,092)	$(1,059)	$(718)	$718	$691,094	$6,423	$697,517

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(54,997)	$(76,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,831	3,165
Depreciation and amortization	12,036	11,103
Non-cash interest expense on finance obligations	2,071	2,099
Unrealized loss (gain) on derivitive contract	114	(523)
Operating lease costs	744	779
Operating lease payments	(644)	(730)
Impairment of property, plant and equipment and project assets	2,375	976
Unrealized foreign currency (gains) losses	(16)	578
Other, net	(36)	(134)
(Increase) decrease in operating assets:
Accounts receivable	(1,562)	(1,382)
Unbilled receivables	(21,164)	(242)
Inventories	3,615	(20,021)
Other assets	(10,577)	(6,154)
(Decrease) increase in operating liabilities:
Accounts payable	(1,486)	2,568
Accrued liabilities	(4,320)	8,057
Deferred revenue	(20,654)	11,400
Net cash used in operating activities	(88,670)	(64,707)
Cash flows from investing activities:
Capital expenditures	(16,903)	(10,395)
Project asset expenditures	(19,753)	(18,693)
Maturity of held-to-maturity debt securities	63,330	-
Purchases of held-to-maturity debt securities	(138,244)	-
Net cash used in investing activities	(111,570)	(29,088)
Cash flows from financing activities:
Repayment of debt	(4,528)	(4,857)
Expenses related to common stock issued for stock plans	21	26
Contributions received from sale of noncontrolling interest	-	12,419
Return of capital to noncontrolling interest	-	(496)
Distribution to noncontrolling interest	(249)	(95)
Payments for taxes related to net share settlement of equity awards	(337)	(286)
Common stock issuance, net of fees	2,667	118,264
Payment of preferred dividends	(1,600)	(1,600)
Net cash (used in) provided by financing activities	(4,026)	123,375
Effects on cash from changes in foreign currency rates	296	(240)
Net (decrease) increase in cash, cash equivalents and restricted cash	(203,970)	29,340
Cash, cash equivalents and restricted cash-beginning of period	481,044	460,212
Cash, cash equivalents and restricted cash-end of period	$277,074	$489,552

Supplemental cash flow disclosures:
Cash interest paid	$663	$815
Noncash financing and investing activity:
Recognition of operating lease liabilities	2,147	-
Recognition of operating lease right-of-use assets	2,147	-
Noncash reclassifications from inventory to project assets	-	4,217
Noncash reclassifications from other assets to project assets	-	2,375
Accrued purchase of fixed assets, cash to be paid in subsequent period	3,060	848
Accrued purchase of project assets, cash to be paid in subsequent period	2,145	5,085

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position and results of operations as of and for the three and six months ended April 30, 2023 and 2022 have been included. All intercompany accounts and transactions have been eliminated.

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

Certain reclassifications have been made to the prior year amounts to conform to the presentation for the three and six months ended April 30, 2023. Interest income for the three and six months ended April 30, 2022, which was previously included within Other expense, net has been reclassified to Interest income in the Consolidated Statement of Operations and Comprehensive Loss.

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

As of April 30, 2023, unrestricted cash and cash equivalents totaled $246.8 million compared to $458.1 million as of October 31, 2022. During the six months ended April 30, 2023, the Company invested $138.2 million in United States (U.S.) Treasury Securities and $63.3 million of the U.S. Treasury Securities matured. The amortized cost of the U.S. Treasury Securities outstanding as of April 30, 2023 totaled $76.4 million as of April 30, 2023 compared to $0 as of October 31, 2022 and is classified as Investments - short-term on the Consolidated Balance Sheets. The maturity dates for the outstanding U.S. Treasury Securities range from May 4, 2023 to October 5, 2023.

On July 12, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to 95.0 million shares of the Company’s common stock. From the date of the Open Market Sale Agreement through April 30, 2023, the Company sold approximately 19.4 million shares under the Open Market Sale Agreement at an average sale price of $3.60 per share, resulting in gross proceeds of approximately $70.0 million before deducting sales commissions and fees. During the three and six months ended April 30, 2023, approximately 0.9 million shares were sold under the Open Market Sale Agreement at an average sale price of $3.02 per share, resulting in gross proceeds of approximately $2.9 million. As of April 30, 2023, approximately 75.6 million shares were available for issuance under the Open Market Sale Agreement. The Company currently intends to use the net proceeds from this offering to accelerate the development and commercialization of its product platforms (including, but not limited to, its solid oxide and carbon capture platforms), for project development, market development, and internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes. The Company may also use the net proceeds from this offering to invest in joint ventures, acquisitions, and strategic growth investments and to acquire, license or invest in products, technologies or businesses that complement its business. See Note 11. “Stockholders’ Equity” for additional information regarding the Open Market Sale Agreement.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, funds received upon the maturity of U.S. Treasury Securities, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

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

Subsequent to the end of quarter, the Company entered into a project financing facility and extinguished its then-outstanding indebtedness to Liberty Bank and Fifth Third Bank. In connection with the extinguishment of the Company’s indebtedness to Liberty Bank and Fifth Third Bank, approximately $11.2 million of restricted cash was released to the Company from Liberty Bank and Fifth Third Bank. Taking into consideration the release of such funds, the total net proceeds to the Company from the financing facility and related transactions were approximately $46.1 million, which will be classified as unrestricted cash on the Company’s Consolidated Balance Sheet. See Note 18. “Subsequent Events” for additional information.

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

This transaction was structured as a “partnership flip”, which is a structure commonly used by tax equity investors in the financing of renewable energy projects. Under this partnership flip structure, a partnership, in this case Groton Station

Fuel Cell Holdco, LLC (the “Groton Partnership”), was organized to acquire from FuelCell Energy Finance II, LLC, a wholly-owned subsidiary of the Company, all outstanding equity interests in Groton Station Fuel Cell, LLC (the “Groton Project Company”) which in turn owns the Groton Project and is the party to the power purchase agreement and all project agreements. At the closing of the transaction, the Groton Partnership is owned by East West Bank, holding Class A Units, and Fuel Cell Energy Finance Holdco, LLC, a subsidiary of FuelCell Energy Finance, LLC, holding Class B Units.  The acquisition of the Groton Project Company by the Groton Partnership was funded in part by an initial draw from East West Bank and funds contributed downstream to the Groton Partnership by the Company. The initial closing occurred on August 4, 2021, upon the satisfaction of certain conditions precedent (including the receipt of an appraisal and confirmation that the Groton Project would be eligible for the investment tax credit under Section 48 of the Internal Revenue Code of 1986, as amended).  In connection with the initial closing, the Company drew down $3.0 million, of which approximately $0.8 million was used to pay closing costs including appraisal fees, title insurance expenses and legal and consulting fees. Under the original terms of the Company’s agreement with East West Bank, the Company would have been eligible to draw the remaining amount of the commitment, approximately $12 million, once the Groton Project achieved commercial operation. In addition, under the original terms of the Company’s agreement with East West Bank, the Groton Project had a required commercial operations deadline of October 18, 2021. The significance of the commercial operations deadline is that, if commercial operations were not achieved by such deadline, East West Bank would have the option to require an amount equal to 101% of its investment to be returned.  East West Bank granted several extensions of the commercial operations deadline, which collectively extended the deadline to May 15, 2022, in exchange for  the Company’s agreement to pay fees of $0.4 million in the aggregate.

On July 7, 2022, the Company and East West Bank amended their tax equity financing agreement and extended the commercial operations deadline to September 30, 2022. In addition, in the July 7, 2022 amendment to the tax equity financing agreement, the terms of East West Bank’s remaining investment commitment of $12.0 million were modified such that East West Bank will contribute $4.0 million on each of the first, second and third anniversaries of the Groton Project achieving commercial operations, rather than contributing the full $12.0 million when the Groton Project achieved commercial operations. Such contributions are subject to certain customer conditions precedent, including a third-party certification by an independent engineer that the plant is operating in conformance with the amended and restated power purchase agreement. When such contributions are made by East West Bank, the funds will be distributed upstream to the Company, as a reimbursement of prior construction costs incurred by the Company. In conjunction with this amendment, the Company agreed to pay aggregate fees of $0.5 million (which are inclusive of the fees from the previous extensions described above), which were payable by the Company upon commencement of commercial operations of the plant.

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

We have determined we are the primary beneficiary in the Groton Partnership for accounting purposes as a Variable Interest Entity (“VIE”) under GAAP. We have considered the provisions within the financing-related agreements (including the limited liability company agreement for the Groton Partnership) which grant us power to manage and make decisions affecting the operations of the Groton Partnership. We consider the rights granted to East West Bank under the agreements to be more protective in nature than participatory. Therefore, we have determined under the power and benefits criterion of Accounting Standards Codification (“ASC”) 810, Consolidations that we are the primary beneficiary of the Groton Partnership. As the primary beneficiary, we consolidate the financial position, results of operations and cash flows of the Groton Partnership in our consolidated financial statements, and all intercompany balances and transactions between us and the Groton Partnership are eliminated. We recognized East West Bank’s share of the net assets of the Groton Partnership as redeemable noncontrolling interests in our Consolidated Balance Sheets. East West Bank’s share of the net assets is considered as a redeemable noncontrolling interest due to the conditional withdrawal right under which, if events outside the control of the Company occur, East West Bank has the ability to force the Company to redeem its interest in the Groton Partnership. The income or loss allocations reflected in our Consolidated Statements of Operations and Comprehensive Loss may create volatility in our reported results of operations, including potentially changing net loss attributable to stockholders to net income attributable to stockholders, or vice versa, from quarter to quarter. Since the Groton Project became operational during the three months ended January 31, 2023, we have begun to allocate profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the partnership flip structure. For the three and six months ended April 30, 2023, the net loss attributable to noncontrolling interests totaled $0.04 million and $2.9 million, respectively. There were no amounts allocated to noncontrolling interest for the three and six months ended April 30, 2022 for the Groton Partnership.

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

The Company determined during the second quarter of fiscal year 2022 that there was an overpayment by REI of the Class A Member Capital Contribution of $0.5 million and as such the Company refunded this amount back to REI, reducing the

REI tax equity commitment to $11.9 million. During the six months ended April 30, 2023 and 2022, the Company made priority return distributions to REI of $0.2 million and $0.1 million, respectively.

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

Under this partnership flip structure, after the fifth anniversary following achievement of commercial operations, we have an option to acquire all of the equity interests that REI holds in the Yaphank Partnership starting after REI receives its contractual rate of return (the anticipated “flip” date) after the LIPA Yaphank Project is operational. If we exercise this option, we will be required to pay the greater of the following: (i) the fair market value of REI’s equity interest at the time the option is exercised or (ii) an amount equal to 10.3% of REI’s capital contributions. This option payment is to be grossed up for federal taxes if it exceeds the tax basis of the Yaphank Partnership Class A Units.

We are the primary beneficiary in the Yaphank Partnership for accounting purposes as a VIE under GAAP. We have considered the provisions within the financing-related agreements (including the limited liability company agreement for the Yaphank Partnership) which grant us power to manage and make decisions affecting the operations of the Yaphank Partnership. We consider the rights granted to REI under the agreements to be more protective in nature rather than participatory. Therefore, we have determined under the power and benefits criterion of ASC 810, Consolidations that we are the primary beneficiary of the Yaphank Partnership. As the primary beneficiary, we consolidate the financial position, results of operations and cash flows of the Yaphank Partnership in our consolidated financial statements, and all intercompany balances and transactions between us and the Yaphank Partnership are eliminated. We recognized REI’s share of the net assets of the Yaphank Partnership as noncontrolling interests in our Consolidated Balance Sheets. The income or loss allocations reflected in our Consolidated Statements of Operations and Comprehensive Loss may create volatility in our reported results of operations, including potentially changing net loss attributable to stockholders to net income attributable to stockholders, or vice versa, from quarter to quarter. We allocate profits and losses to REI’s noncontrolling interest under the HLBV method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the partnership flip structure. For the three months ended April 30, 2023 and 2022, net income attributable to noncontrolling interest for the Yaphank Partnership totaled $0.4 million and $0.1 million, respectively, and the net income (loss) attributable to noncontrolling interest for the six months ended April 30, 2023 and 2022 totaled $0.8 million and $(5.4) million, respectively.

Note 4. Revenue Recognition

Revenue Recognition – Groton Project PPA

The Groton Project Amended and Restated PPA that was entered into on December 16, 2022 (as discussed further in Note 3. “Tax Equity Financings”) has resulted in revenue recognition to be accounted for in accordance with ASC 606, “Revenue from Contracts with Customers,” whereas this PPA was previously recorded under ASC 842, “Leases.” The Company’s performance obligation is to provide 100% of the electricity output to the customer.  The promise to provide electricity over the term of the PPA represents a single performance obligation, as it is a promise to transfer a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Revenue is recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company, and the Company satisfies its performance obligation. Revenue is recognized based on the output method as there is a directly observable output to the customer-electricity delivered to the customer and immediately consumed.

Contract Balances

Contract assets as of April 30, 2023 and October 31, 2022 were $41.9 million ($25.6 million long-term) and $20.7 million ($9.7 million long-term), respectively. The contract assets relate to the Company’s rights to consideration for work performed but not yet billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying

Consolidated Balance Sheets. We bill customers for power platform and power platform component sales based on certain contractual milestones being reached. We bill service agreements and PPAs based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual revenues recorded, typically in the subsequent month. Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred. The net change in contract assets represents amounts recognized as revenue offset by customer billings.

Contract liabilities as of April 30, 2023 and October 31, 2022 were $4.8 million and $25.4 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time.

The net change in contract liabilities represents customer billings offset by revenue recognized.

Contract modification

As previously disclosed, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with POSCO Energy Co., Ltd. (“POSCO Energy”) and its subsidiary, Korea Fuel Cell Co., Ltd. (“KFC”), in fiscal year 2022. The Settlement Agreement included an option to purchase an additional 14 modules (in addition to the 20 modules which were purchased by KFC during fiscal year 2022). The option was not exercised as of the expiration date of December 31, 2022 and, as a result, the Company recognized $9.1 million of product revenue during the six months ended April 30, 2023 which represents the consideration allocated to the material right had the option been exercised.

Advanced Technologies Revenue – EMTEC Joint Development Agreement

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

During the six months ended April 30, 2022, the Company achieved the first technical milestone under the EMTEC Joint Development Agreement and received payment of $5.0 million. At the time, the Company did not recognize revenue in connection with this milestone achievement as a result of its agreement with EMTEC to either make a $5.0 million investment in a demonstration of a Company fuel cell module for capturing carbon at ExxonMobil’s Rotterdam refinery located in Rotterdam, Netherlands (the “Rotterdam Project”) or discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project by $5.0 million, should the Company enter into a contract with EMTEC to proceed with the Rotterdam Project. In May 2023, the Company entered into a letter agreement with EMTEC, pursuant to which the parties agreed that the conditions to the Company’s agreement to invest in the Rotterdam Project were met in April 2023 and, as a result, the Company will recognize $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 as revenue across future deliverables to EMTEC. The remaining $2.5 million of the $5.0 million milestone payment received under the EMTEC Joint Development Agreement in fiscal year 2022 will be applied to discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project. EMTEC has not yet made the project gate decision to proceed with the Rotterdam Project.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of April 30, 2023, the Company’s total remaining performance obligations were: $73.7 million for service agreements, $65.1 million for a generation PPA and $22.6 million for Advanced Technologies contracts in the aggregate. Service revenue in periods in which there are no module exchanges is expected to be relatively consistent from period to period, whereas module exchanges will result in an increase in revenue when exchanges occur.

Note 5. Investments – Short-Term

During the six months ended April 30, 2023, the Company invested $138.2 million to purchase U.S. Treasury Securities.  $63.3 million of the U.S. Treasury Securities matured during the six months ended April 30, 2023. The U.S. Treasury Securities outstanding as of April 30, 2023 have maturity dates ranging from May 4, 2023 to October 5, 2023. We have classified the U.S. Treasury Securities as held-to-maturity and recorded them at amortized cost. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) at April 30, 2023.

	Amortized	Gross unrealized	Gross unrealized
	cost	gains	losses	Fair value
U.S. Treasury Securities
As of April 30, 2023	$76,400	$-	$(17)	$76,383

The contractual maturities of investments are within one year and the weighted average yield to maturity is 4.75%.

Note 6. Inventories

Inventories (current and long-term) as of April 30, 2023 and October 31, 2022 consisted of the following (in thousands):

	April 30,	October 31,
	2023	2022
Raw materials	$39,261	$30,624
Work-in-process (1)	55,582	67,834
Inventories	94,843	98,458
Inventories – current	(87,294)	(90,909)
Inventories – long-term (2)	$7,549	$7,549
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements. Included in work-in-process as of April 30, 2023 and October 31, 2022 was $35.2 million and $54.0 million, respectively, of completed standard components and modules.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

Note 7. Project Assets

Project assets as of April 30, 2023 and October 31, 2022 consisted of the following (in thousands):

	April 30,	October 31,	Estimated
	2023	2022	Useful Life
Project Assets – Operating	$210,211	$154,736	4-20 years
Accumulated depreciation	(36,081)	(29,546)
Project Assets – Operating, net	174,130	125,190
Project Assets – Construction in progress	63,021	107,696
Project Assets, net	$237,151	$232,886

The estimated useful lives of these project assets are 20 years for balance of plant (“BOP”) and site construction, and four to seven years for modules. Project assets as of April 30, 2023 and October 31, 2022 included nine and eight, respectively, completed, commissioned installations generating power with respect to which the Company has a power purchase agreement (“PPA”) with the end-user of power and site host with a net aggregate value of $174.1 million and $125.2 million as of April 30, 2023 and October 31, 2022, respectively. As of April 30, 2023, certain of these assets were the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”) and Crestmark Equipment Finance (“Crestmark”). The increase in operating project assets at April 30, 2023, compared to October 31, 2022, is a result of the inclusion of the Groton Project which became operational during the six months ended April 30, 2023.

Project assets as of April 30, 2023 and October 31, 2022 also include installations with carrying values of $63.0 million and $107.7 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs or projects for which we expect to secure PPAs or otherwise recover the asset value and which have not yet been placed in service.

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

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows. The proceeds received from the sale and subsequent leaseback of project assets are classified as financing activities within the Consolidated Statements of Cash Flows and are classified as a finance obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 15. “Debt” for more information).

Note 8. Goodwill and Intangible Assets

As of April 30, 2023 and October 31, 2022, the Company had goodwill of $4.1 million and intangible assets of $16.7 million and $17.4 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and the 2019 Bridgeport Fuel Cell Project acquisition.

The Versa acquisition intangible asset represents an indefinite-lived in-process research and development intangible asset (“IPR&D”) for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. Amortization expense for the Bridgeport Fuel Cell Project-related intangible asset for each of the three month periods ended April 30, 2023 and 2022 was $0.3 million and for each of the six month periods ended April 30, 2023 and 2022 was $0.6 million.

The following tables summarize the carrying value of the Company’s intangible assets as of April 30, 2023 and October 31, 2022 (in thousands):

As of April 30, 2023	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(5,187)	7,133
Total	$21,912	$(5,187)	$16,725

As of October 31, 2022	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(4,539)	7,781
Total	$21,912	$(4,539)	$17,373

Note 9. Accrued Liabilities

Accrued liabilities as of April 30, 2023 and October 31, 2022 consisted of the following (in thousands):

	April 30,	October 31,
	2023	2022
Accrued payroll and employee benefits (1)	$6,482	$8,534
Accrued product warranty cost	314	537
Accrued service agreement and PPA costs (2)	12,580	11,340
Accrued legal, taxes, professional and other	3,497	7,004
Accrued liabilities	$22,873	$27,415

(1)	The balance in this account represents accrued payroll, payroll taxes and accrued bonus for both periods. The decrease in the account relates to a decrease in accrued bonus as of April 30, 2023 due to the payout in January 2023 of bonuses earned under the 2022 Management Incentive Plan.
(2)	Accrued service agreement costs include loss accruals on service agreements of $7.2 million and $7.3 million as of April 30, 2023 and October 31, 2022, respectively. The accruals for performance guarantees on service agreements and PPAs were $5.3 million and $4.1 million as of April 30, 2023 and October 31, 2022.

Note 10. Leases

The Company enters into operating and finance lease agreements for the use of real estate, vehicles, information technology equipment, and certain other equipment. We determine if an arrangement contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Operating leases are included in Operating lease right-of-use assets, net, Operating lease liabilities, and Long-term operating lease liabilities in the Company’s Consolidated Balance Sheets. Finance leases are not considered significant to the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. Finance lease right-of-use (“ROU”) assets of $0.04 million at April 30, 2023 and October 31, 2022 are included in Property, plant and equipment, net in the Company’s Consolidated Balance Sheets. Finance lease liabilities of $0.04 million at April 30, 2023 and October 31, 2022 are included in Current portion of long-term debt and Long-term debt and other liabilities in the Company’s Consolidated Balance Sheets.

On January 5, 2023, the Company’s wholly-owned subsidiary, Versa Power Systems Ltd. (“Versa Ltd.”), entered in to a lease expansion, extension and amending agreement to an existing building lease that was originally entered into on May 20, 2005. The lease expansion, extension and amending agreement extended the term of the lease through September 30, 2028 and expanded the space to be leased by Versa Ltd. in Calgary, Alberta, Canada to include approximately 48,000 square feet of additional space. A ROU asset and operating lease liability was initially recorded for this lease as of the first quarter of fiscal year 2023 for CAD $2.7 million ($2.0 million USD).

On February 20, 2023, Versa Ltd. entered into a Lease Expansion and Amending Agreement – Short Term (the “Lease Expansion and Amendment”) to the existing lease for the Calgary manufacturing facility (i.e., the lease referenced in the paragraph immediately above). Under the Lease Expansion and Amendment, the space leased by Versa Ltd. has been further expanded to include, on a short-term basis, an additional space located at the same address as the original Calgary manufacturing facility (4800 – 52nd Street SE, Calgary, Alberta, Canada) and consisting of approximately 18,627 square feet (the “Temporary Premises”). The term of the lease with respect to the Temporary Premises commenced on April 1, 2023 and will expire on July 31, 2024. The Temporary Premises is expected to be used for short term expansion of solid oxide fuel cell and stack production and commissioning of newly purchased production equipment.  A ROU asset and operating lease liability was initially recorded for the Lease Expansion and Amendment as of the second quarter of fiscal year 2023 for CAD $0.2 million ($0.1 million USD).

Operating lease expense for each of the three month periods ended April 30, 2023 and 2022 was $0.4 million and for the six months ended April 30, 2023 and 2022 was $0.7 million and $0.8 million, respectively. As of April 30, 2023, the weighted average remaining lease term (in years) was approximately 17 years and the weighted average discount rate was 6.95%. Lease payments made during each of the three month periods ended April 30, 2023 and 2022 were $0.3 million and for the six months ended April 30, 2023 and 2022 were $0.6 million and $0.7 million, respectively.

Undiscounted maturities of operating lease and finance lease liabilities as of April 30, 2023 were as follows:

	Operating Leases	Finance Leases
Due Year 1	$1,185	$41
Due Year 2	1,353	—
Due Year 3	1,263	—
Due Year 4	1,294	—
Due Year 5	1,313	—
Thereafter	13,303	—
Total undiscounted lease payments	19,711	41
Less imputed interest	(9,674)	(6)
Total discounted lease payments	$10,037	$35

Note 11. Stockholders’ Equity

2022 Open Market Sale Agreement

On July 12, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to 95.0 million shares of the Company’s common stock. Pursuant to the Open Market Sale Agreement, the Company pays each agent a commission equal to 2.0% of the gross proceeds from each sale of shares made by such agent under the Open Market Sale Agreement. From the date of the Open Market Sale Agreement through April 30, 2023, the Company sold approximately 19.4 million shares under the Open Market Sale Agreement at an average sale price of $3.60 per share, resulting in gross proceeds of approximately $70.0 million, before deducting sales commissions and fees, and net proceeds to the Company of approximately $68.0 million after deducting commissions and fees totaling approximately $2.0 million. During the three and six months ended April 30, 2023, approximately 0.9 million shares were sold under the Open Market Sale Agreement at an average sale price of $3.02 per share, resulting in gross proceeds of approximately $2.9 million before deducting commissions and fees, and net proceeds of $2.7 million after deducting commissions and fees totaling approximately $0.2 million.

As of April 30, 2023, approximately 75.6 million shares were available for issuance under the Open Market Sale Agreement.

Note 12. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of April 30, 2023, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of April 30, 2023 and October 31, 2022, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $1.6 million were paid in cash during each of the six month periods ended April 30, 2023 and 2022.

Note 13. Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(34,303)	$(30,217)	$(52,925)	$(70,841)
Series B preferred stock dividends	(800)	(800)	(1,600)	(1,600)
Net loss attributable to common stockholders	$(35,103)	$(31,017)	$(54,525)	$(72,441)
Denominator
Weighted average common shares outstanding – basic	406,316,070	372,615,824	406,055,027	369,626,543
Effect of dilutive securities (1)	-	-	-	-
Weighted average common shares outstanding – diluted	406,316,070	372,615,824	406,055,027	369,626,543
Net loss to common stockholders per share – basic	$(0.09)	$(0.08)	$(0.13)	$(0.20)
Net loss to common stockholders per share – diluted (1)	$(0.09)	$(0.08)	$(0.13)	$(0.20)

(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of April 30, 2023 and 2022, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	April 30,	April 30,
	2023	2022
May 2017 Offering – Series C Warrants	-	950,102
Outstanding options to purchase common stock	18,291	20,231
Unvested Restricted Stock Units	7,039,970	3,315,557
5% Series B Cumulative Convertible Perpetual Preferred Stock	37,837	37,837
Total potentially dilutive securities	7,096,098	4,323,727

Note 14. Restricted Cash

As of April 30, 2023 and October 31, 2022, there was $30.2 million and $23.0 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	April 30,	October 31,
	2023	2022
Cash Restricted for Outstanding Letters of Credit (1)	$9,062	$4,993
Cash Restricted for PNC Sale-Leaseback Transactions (2)	5,843	5,010
Cash Restricted for Crestmark Sale-Leaseback Transactions (3)	2,897	2,894
Bridgeport Fuel Cell Park Project Debt Service and Performance Reserves (4)	10,285	8,746
Other	2,143	1,346
Total Restricted Cash	30,230	22,989
Restricted Cash and Cash Equivalents – Short-Term (5)	(4,778)	(4,423)
Restricted Cash and Cash Equivalents – Long-Term	$25,452	$18,566
(1)	Letters of credit outstanding as of April 30, 2023 expire on various dates through December 2028. The increase from October 31, 2022 represents a letter of credit entered into for a project asset-specific gas contract.
(2)	Long and short-term reserve that was to be used primarily to fund future module exchanges for operating projects falling under PNC sale-leaseback transactions (which transactions were terminated following the end of the quarter).
(3)	Long and short-term reserve that is to be used primarily to fund future module exchanges and other performance obligations under Crestmark sale-leaseback transactions.
(4)	Long and short-term reserves for the Bridgeport Fuel Cell Park Project that were to be used to fund future module exchanges and other performance requirements (which reserves were released following the end of the quarter).
(5)	Short-term restricted cash and cash equivalents are amounts expected to be released and classified as unrestricted cash within twelve months of the balance sheet date.

Note 15. Debt

Debt as of April 30, 2023 and October 31, 2022 consisted of the following (in thousands):

	April 30,	October 31,
	2023	2022
Connecticut Green Bank Loan	$4,800	$4,800
Connecticut Green Bank Loan (Bridgeport Fuel Cell Project)	3,077	3,507
Liberty Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	4,340	5,382
Fifth Third Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	4,340	5,382
Finance obligation for sale-leaseback transactions	56,961	56,625
State of Connecticut Loan	7,342	7,774
Finance lease obligations	35	57
Deferred finance costs	(977)	(1,152)
Total debt and finance obligations	79,918	82,375
Current portion of long-term debt and finance obligations	(13,289)	(13,198)
Long-term debt and finance obligations	$66,629	$69,177

Subsequent to the end of the quarter, the Company entered into a project finance facility, the proceeds of which were used, in part, to pay off (i) approximately $1.8 million of the Company’s long-term indebtedness to Connecticut Green Bank (referred to in the table above as the “Connecticut Green Bank Loan”), and (ii) all of the outstanding senior and subordinated indebtedness of the Company and/or its subsidiaries to Liberty Bank, Fifth Third Bank and Connecticut Green Bank related to the Bridgeport Fuel Cell Project. See Note 18. “Subsequent Events” for additional information.

Note 16. Benefit Plans

We have stockholder approved equity incentive plans, a stockholder approved Employee Stock Purchase Plan and an employee tax-deferred savings plan which are described in more detail below.

2018 Omnibus Incentive Plan

The Company’s 2018 Omnibus Incentive Plan (as amended and restated from time to time, the “2018 Incentive Plan”) authorizes grants of stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units and incentive awards to employees, directors, consultants and advisors. Stock options, RSAs, RSUs and SARs have restrictions as to transferability. Stock option exercise prices are fixed by the Company’s Board of Directors but shall not be less than the fair market value of our common stock on the date of the grant. SARs may be granted in conjunction with stock options. Of the 12,333,333 shares of the Company’s common stock authorized to be issued under the 2018 Incentive Plan as of April 30, 2023, 3,517,296 remained available for grant as of April 30, 2023. Of the shares remaining available for grant, the Company had reserved, for potential future grant, up to 2,036,257 performance stock units if maximum performance is achieved.

See Note 18. “Subsequent Events” for information regarding the recent amendment to the 2018 Incentive Plan to increase the number of shares authorized to be issued under the 2018 Incentive Plan.

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

Fiscal Year 2023 Long Term Incentive Plan:

On December 5, 2022, the Company’s Board of Directors approved a Long-Term Incentive Plan for fiscal year 2023 (the “FY 2023 LTI Plan”) as a sub-plan consisting of awards made under the 2018 Incentive Plan. The participants in the FY 2023 LTI Plan are members of senior management. The FY 2023 LTI Plan consists of two award components:

1)	Relative Total Shareholder Return (“TSR”) Performance Share Units (“PSU”). The PSUs granted during the six months ended April 30, 2023 will be earned over the performance period ending on October 31, 2025, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR PSUs is the TSR of the Company relative to the TSR of the Russell 2000 from November 1, 2022 through October 31, 2025. The Compensation Committee established the performance assessment criteria for the relative TSR PSUs as the TSR of the Company relative to the TSR of the Russell 2000, with the award calibration being 100% plus or minus 0.5x the difference between the Company’s TSR and the Russell 2000 Index composite TSR. The award is capped at 200% of the target number of PSUs, and the award is further capped at 100% of the target number of PSUs if the Company’s absolute TSR over the performance period is negative. The Company’s TSR is calculated by subtracting the Company’s beginning stock price (defined as the average closing price of the Company’s common stock over the 60 consecutive trading days ending on October 31, 2022) from the ending stock price (defined as the average closing price of the Company’s common stock over the 60 consecutive trading days ending on October 31, 2025), adding any dividends during the period, and then dividing the result by the Company’s beginning stock price. Given that the performance period is still open, the Company has reserved shares equal to 200% of the target number of PSUs, subject to performance during the remaining performance period as well as vesting based on continued service until December 5, 2025 (the third anniversary of the grant date).

2)	Time-vesting RSUs. The time-vesting RSUs granted during the six months ended April 30, 2023 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant.

Other Equity Incentive Plans

The Company’s 2006 and 2010 Equity Incentive Plans remain in effect only to the extent of awards outstanding under the plans as of April 30, 2023.

Share-Based Compensation

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Cost of revenues	$413	$185	$747	$338
Administrative and selling expense	2,320	1,350	4,262	2,528
Research and development expense	363	106	659	184
	$3,096	$1,641	$5,668	$3,050

Restricted Stock Units Including Performance Share Units

The following table summarizes our RSU activity for the six months ended April 30, 2023:

Restricted Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2022	2,520,881	$7.93
Granted - PSUs	1,124,953	5.50
Granted - time-vesting RSUs	3,781,370	3.41
Vested	(261,059)	7.03
Forfeited	(64,056)	7.55
Outstanding as of January 31, 2023	7,102,089	$5.18
Granted - time-vesting RSUs	64,550	3.29
Vested	(84,669)	5.96
Forfeited	(42,000)	3.65
Outstanding as of April 30, 2023	7,039,970	$5.16

On December 5, 2022, 2,249,890 RSUs were awarded to senior management under the FY 2023 LTI Plan, which included 1,124,953 PSUs and 1,124,937 time-based vesting RSUs. The PSUs were valued based on a Monte-Carlo Simulation, and the estimated fair value of the relative TSR PSUs was $5.50 per share. The PSUs and time-based vesting RSUs are expensed over the three-year service period.

In addition to the awards granted to senior management, during the six months ended April 30, 2023, the Board of Directors also granted a total of 2,720,983 time-based vesting RSUs to certain salaried employees to promote ownership of the Company’s equity and retention. The time-based vesting RSUs granted during the six months ended April 30, 2023 vest at a rate of one-third of the total number of RSUs granted on each of the first three anniversaries of the date of grant.

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

Project Fuel Exposure

Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the eighteen year PPA for our LIPA Yaphank Project, the initial two years of the twenty year PPA for our 14.0 MW Derby project and the initial two years of the twenty year hydrogen power purchase agreement for our Toyota project; and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure.

There are currently three projects in development with fuel sourcing risk, which are the Toyota project, which requires procurement of RNG, and our Derby, CT 14.0 MW and 2.8 MW projects, both of which require natural gas for which there is no pass-through mechanism. Two-year fuel supply contracts have been executed for the Toyota project and the 14.0 MW project in Derby, CT. The Company will look to extend the duration of these contracts should market and credit conditions allow. Fuel sourcing and risk mitigation strategies for the 2.8 MW project in Derby, CT are being assessed and will be implemented as project operational dates become firm. Such strategies may require cash collateral or reserves to secure fuel or related contracts. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby project assets and further charges for the Toyota project asset.

While the Company is pursuing alternative sources of RNG for the Toyota project, charges are being recorded to cost of generation revenues for any project expenditures currently expected to be unrecoverable. To date, $36.4 million in charges have been recorded, which includes $4.5 million and $4.4 million in charges for the three months ended April 30, 2023 and 2022, respectively, and $11.6 million and $7.2 million in charges for the six months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, the carrying value of the Toyota project on the Consolidated Balance Sheet totaled $22.1 million which represents the carrying value of inventory components that could be redeployed for alternative use.

Since the war in Ukraine began in February of 2022, there has been significant volatility in the global natural gas markets. As a result, in fiscal year 2022, the Company performed a recoverability analysis with respect to the Derby 14.0 MW and 2.8 MW projects and concluded that the assets are recoverable and therefore an impairment had not occurred. Should natural gas prices continue to rise, there could be an impairment in future periods. No triggering events occurred during the first six months of fiscal year 2023.  The Company has risk mitigation strategies that it may implement in an effort to mitigate potential impacts including the ability to extend commercial operations dates. As of April 30, 2023, the carrying value of the 14.0 MW project in Derby, CT totaled $39.9 million and the carrying value of the 2.8 MW project in Derby, CT totaled $0.6 million.

Other

As of April 30, 2023, the Company had unconditional purchase commitments aggregating $100.8 million for materials, supplies and services in the normal course of business.

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

Note 18. Subsequent Events

Project Financing Facility

On May 19, 2023, FuelCell Energy Opco Finance 1, LLC (“Borrower”), a wholly owned subsidiary of FuelCell Energy Finance, LLC (“FCEF”), which, in turn, is a wholly owned subsidiary of FuelCell Energy, Inc. (“Parent”), entered into a Financing Agreement (the “Financing Agreement”) with, by and among Investec Bank plc in its capacities as a lender (“Investec Lender”), administrative agent (“Administrative Agent”), and collateral agent (“Collateral Agent”); Investec, Inc. as coordinating lead arranger and sole bookrunner; Bank of Montreal (Chicago Branch) in its capacity as a lender (“BMO Lender”) and as mandated lead arranger; and each of Liberty Bank, Amalgamated Bank and Connecticut Green Bank as lenders (collectively with Investec Lender and BMO Lender, the “Lenders”) for a term loan facility in an amount not to exceed $80.5 million (the “Term Loan Facility” and such term loan, the “Term Loan”) and a letter of credit facility in an amount not to exceed $6.5 million (the “LC Facility” and together with the Term Loan Facility, the “Financing Facility”).

Borrower’s obligations under the Financing Agreement are secured by Parent’s interest in six operating fuel cell generation projects: (i) the Bridgeport Fuel Cell Project, located in Bridgeport, Connecticut; (ii) the Central CT State University Project, located in New Britain, Connecticut; (iii) the Pfizer Project, located in Groton, Connecticut; (iv) the LIPA Yaphank Project, located in Long Island, New York; (v) the Riverside Regional Water Quality Control Plant Project, located in Riverside, California; and (vi) the Santa Rita Jail Project, located in Alameda County, California (each, a “Project” and collectively, the “Projects”).

Immediately prior to the closing on the Financing Facility, which closing occurred on May 19, 2023, Parent caused to be transferred to Borrower all of the outstanding equity interests in: (i) Bridgeport Fuel Cell, LLC (the “Bridgeport Project Company”), the entity that owns the Bridgeport Fuel Cell Project; (ii) New Britain Renewable Energy, LLC (the “CCSU Project Company”), the entity that owns the Central CT State University Project; (iii) Groton Fuel Cell 1, LLC (the “Pfizer Project Company”), the entity that owns the Pfizer Project; (iv) Riverside Fuel Cell, LLC (the “Riverside Project Company”), the entity that owns the Riverside Regional Water Quality Control Plant Project; (v) SRJFC, LLC (the “Santa Rita Project Company”), the entity that owns the Santa Rita Jail Project; and (vi) Fuel Cell YT Holdco, LLC (the “Class B Member”), the entity that owns Parent’s Class B membership interest in YTBFC Holdco, LLC (the “Yaphank Tax Equity Partnership”), the tax equity partnership with Renewable Energy Investors, LLC (the “Class A Member”), as tax equity investor, which Yaphank Tax Equity Partnership, in turn, owns Yaphank Fuel Cell Park, LLC (the “Yaphank Project Company”), the entity that owns the LIPA Yaphank Project.

At the time of closing on the Financing Facility: (i) the Bridgeport Fuel Cell Project was encumbered by senior and subordinated indebtedness to Liberty Bank, Fifth Third Bank and Connecticut Green Bank in the aggregate amount of approximately $11.4 million; and (ii) the Pfizer Project, the Riverside Regional Water Quality Control Plant Project and the Santa Rita Jail Project were subject to sale and leaseback transactions and agreements with PNC Energy Capital, LLC (“PNC”) in which the lease buyout amounts, including sales taxes, were approximately $15.7 million, $3.7 million and $2.8 million, respectively. In connection with closing on the Financing Facility, all of the foregoing indebtedness and lease buyout amounts were repaid and extinguished with proceeds of the Term Loan and funds of approximately $7.3 million that were released from restricted and unrestricted reserve accounts held at PNC at the time of closing, resulting in the applicable project company’s re-acquiring ownership of the three leased projects from PNC, the termination of the agreements with PNC related to the sale-leaseback transactions, and the termination of the senior and subordinated credit agreements with, the related promissory notes issued to, and the related pledge and security agreements with, Liberty Bank, Fifth Third Bank and Connecticut Green Bank related to the Bridgeport Fuel Cell Project. Further, in connection with the closing on the Financing Facility and the termination of the senior and subordinated credit agreements with Liberty Bank, Fifth Third Bank and Connecticut Green Bank related to the Bridgeport Fuel Cell Project, Fifth Third Bank and the Bridgeport Project Company agreed that the obligations arising out of the swap transactions contemplated by their related interest rate swap agreement were terminated and waived and the swap agreement was effectively terminated. In addition, in connection with closing on the Financing Facility, proceeds of the Term Loan were used to repay a portion of Parent’s long-term indebtedness to Connecticut Green Bank in the amount of approximately $1.8 million.

At the closing, the entire amount of the Term Loan portion of the Financing Facility, $80.5 million, was drawn down. After payment of fees and transaction costs (including fees to the Lenders and legal costs) of approximately $2.9 million in the aggregate, the remaining proceeds of approximately $77.6 million were used as follows: (i) approximately $15.0 million was used (in addition to the approximately $7.3 million released from restricted and unrestricted reserve accounts held at PNC) to pay the lease buyout amounts and sales taxes referred to above and to re-acquire the three projects owned by PNC as referred to above; (ii) approximately $11.4 million was used to extinguish the indebtedness to Liberty Bank, Fifth Third Bank, and Connecticut Green Bank relating to the Bridgeport Fuel Cell Project; (iii) approximately $1.8 million was used to repay a portion of Parent’s long-term indebtedness to Connecticut Green Bank; (iv) $14.5 million was used to fund a capital expenditure reserve account required to be maintained pursuant to the terms and conditions of the Financing Agreement (which will be classified as restricted cash on the Company’s Consolidated Balance Sheet); and (v) approximately $34.9 million was distributed to Parent for use as Parent determines in its sole discretion. In addition, in connection with the extinguishment of the Company’s indebtedness to Liberty Bank and Fifth Third Bank referred to above, approximately $11.2 million of restricted cash was released to the Company from Liberty Bank and Fifth Third Bank. Taking into consideration the release of such funds, the total net proceeds to the Company from these transactions were approximately $46.1 million (which will be classified as unrestricted cash on the Company’s Consolidated Balance Sheet).

The Term Loan portion of the Financing Facility will accrue interest on the unpaid principal amount calculated from the date of such Term Loan until the maturity date thereof at a rate per annum during each Interest Period (as defined in the Financing Agreement) for such Term Loan equal to (A) with respect to SOFR Rate Loans, (i) the Adjusted Daily Compounded SOFR for such Interest Period with respect to SOFR Rate Loans plus (ii) the Applicable Margin, and (B) with respect to Base Rate Loans, (i) the Base Rate from time to time in effect plus (ii) the Applicable Margin (in each case as defined in the Financing Agreement). The Applicable Margin for SOFR Rate Loans is 2.5% for the first four years of the term and thereafter, 3%. The Applicable Margin for Base Rate Loans is 1.5% for the first four years of the term and thereafter, 2%. At the closing, in connection with the draw down of the entire amount of the Term Loan, Borrower elected to make such draw down a SOFR Rate Loan with an initial Interest Period of three months. After the initial Interest Period of three months, Borrower may elect both the applicable Interest Period (i.e., one month, three months or six months) and whether the Term Loan will be treated as a SOFR Rate Loan or a Base Rate Loan for such Interest Period. Interest payments are required to be made quarterly.

Quarterly principal amortization obligations are also required to be made (based on 17-year principal amortization designed to be fully repaid in 2039), with quarterly amortization payments based on a 1.30x debt service coverage ratio sizing based on contracted cash flows (before giving effect to module replacement expenses and module replacement drawdown releases). The Term Loan has a seven-year term, maturing on May 19, 2030.

Pursuant to the terms and conditions of the Financing Agreement, Borrower is required to maintain a capital expenditures reserve to pay for expected module replacements. The total reserve balance is required to reach $29.0 million, $14.5 million of which was funded out of the closing advance of the Term Loan and the remainder of which is to be funded pursuant to an agreed upon funding schedule through cash flows generated by the Projects set forth in the Financing Agreement.

Pursuant to the terms and conditions of the Financing Agreement, Borrower is required to maintain a debt service reserve of not less than six months of the scheduled principal and interest payments. The letter of credit component of the Financing Facility is for the purpose of obtaining letters of credit to satisfy such obligation; at the closing, an Irrevocable Letter of Credit was issued by Investec Bank plc as the issuing bank in favor of the Collateral Agent for the benefit of the Lenders in the amount of $6.5 million to satisfy the debt service reserve funding obligation.

Pursuant to the Financing Agreement, within 30 days of the financial close of the Financing Agreement, Borrower is required to enter into one or more hedge transactions, with a Lender or an affiliate thereof pursuant to one or more interest rate agreements, to hedge Borrower’s interest rate exposure relating to the Term Loan from floating to fixed. Such hedge transactions are required to be in effect at all times during the entire amortization period and have an aggregate notional amount subject to the hedge transactions at any time equal to at least 75% and no more than 105% of the aggregate principal balance of the Term Loan outstanding (taking into account scheduled amortization of the Term Loan).

Upon closing, on May 19, 2023, Borrower entered into an ISDA 2002 Master Agreement (the “Investec Master Agreement”) and an ISDA Schedule to the 2002 Master Agreement (the “Investec Schedule”) with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement (the “BMO Master Agreement”) and an ISDA Schedule to the 2002 Master Agreement (the “BMO Schedule”) with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of Borrower under the Financing Agreement, which collateral is described below.

The Financing Agreement contains certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type. Included in the covenants are covenants that: (i) the Yaphank Project Company obtain ongoing three year extensions of its current gas agreement; (ii) any annual operating expense budget that exceeds 115% of the Base Case Model (as defined in the Financing Agreement) for that year be approved by the Required Lenders (i.e., Lenders constituting more than 50% of the amounts loaned); (iii) Borrower maintain a debt service coverage ratio of not less than 1.20:1.00 (based on the trailing 12 months and tested every six months); and (iv) the Class B Member is required to exercise its option to purchase the Class A Member’s interest in the Yaphank Tax Equity Partnership during the six month period following the “flip Point” as set forth in the limited liability company agreement for the Yaphank Tax Equity Partnership. The Financing Agreement also contains customary representations and warranties and customary events of default that cause, or entitle the Lenders to cause, the outstanding loans under the Financing Agreement to become immediately due and payable.

The Term Loan may be prepaid at any time at the option of Borrower without premium or penalty other than any “liquidation costs” if such prepayment occurs other than at the end of an Interest Period. In addition, there are certain mandatory repayments required under the Financing Agreement, including in connection with any sale or disposition of all of the Projects or of any of the LIPA Yaphank Project, the Bridgeport Fuel Cell Project or the Pfizer Project. If the Company disposes of any of the Riverside Regional Water Quality Control Plant Project, the Santa Rita Jail Project or the Central CT State University Project, Borrower is required to prepay an amount of the Term Loan based on the then stipulated value of the disposed Project.

Simultaneously with Borrower entering into the Financing Agreement, FCEF (as pledgor), Borrower and each of the Bridgeport Project Company, the Pfizer Project Company, the Riverside Project Company, the Santa Rita Project Company, the CCSU Project Company and the Class B Member, each as a subsidiary grantor party and guarantor, entered into an Omnibus Guarantee, Pledge and Security Agreement (the “Security Agreement”) with Investec Bank plc as Collateral Agent, pursuant to which, as collateral for the Term Loan Facility, the LC Facility and the hedge agreements (i) FCEF granted to Collateral Agent a security interest in all of FCEF’s equity interest in Borrower; (ii) Borrower granted to Collateral Agent a security interest in all of Borrower’s assets consisting of its equity interests in the Bridgeport Project Company, the Pfizer Project Company, the Riverside Project Company, the Santa Rita Project Company, the CCSU Project Company and the Class B Member; (iii) each of the Bridgeport Project Company, the Pfizer Project Company, the Riverside Project Company, the Santa Rita Project Company and the CCSU Project Company granted to Collateral Agent a security interest in all of each such entity’s assets consisting principally of the respective generation facilities and project agreements; and (iv) the Class B Member granted to Collateral Agent a security interest in all of such Class B Member’s assets, consisting principally of its equity interest in the Yaphank Tax Equity Partnership. Pursuant to the Security Agreement, each of the subsidiary grantor parties jointly and severally guaranteed payment of all of the obligations secured by the Security Agreement.

Simultaneously with the execution of the Financing Agreement, Borrower, Investec Bank plc as Collateral Agent and Administrative Agent and Liberty Bank as Depositary Agent entered into a Depositary Agreement (the “Depositary Agreement”) pursuant to which Borrower established certain accounts at Liberty Bank, all of which were pledged to Collateral Agent as security for the Term Loan Facility, the LC Facility and the hedge agreements, including a Revenue Account; a Debt Service Reserve Account; a Redemption Account (for prepayments); a Capital Expenditure Reserve Account; and a Distribution Reserve Account (in each case as defined in the Depositary Agreement). Pursuant to the terms of the Financing Agreement and the Depositary Agreement, Borrower may make quarterly distributions to FCEF and Parent provided that: (i) no Event of Default or Default (in each case as defined in the Financing Agreement) exists under the Financing Facility; (ii) all reserve accounts have been funded; (iii) no letter of credit loans or unpaid drawings are outstanding with regard to any drawn down letter of credit under the LC Facility; (iv) Borrower has maintained a greater than 1.20:1.00 debt service coverage ratio for the immediate 12 month period; and (v) no Cash Diversion Event (i.e., certain events that would adversely impact distributions to the Class B Member in connection with the LIPA Yaphank Project, as further defined in the Financing Agreement) has occurred. Beginning with the quarter ending June 2025 and continuing until the quarter ending March 2026, prior to making contributions to the Debt Service Reserve Account or the Capital Expenditure Reserve Account or having funds available for distribution, out of operating cash flow, Borrower is required to make a quarterly payment to the Administrative Agent (on behalf of the Lenders) in the amount of $675,000 per quarter to be applied to outstanding principal.

Third Amendment to Assistance Agreement with the State of Connecticut

In April 2023, the Company signed a Third Amendment (the “Third Amendment”) to the Assistance Agreement  with the State of Connecticut (which Assistance Agreement was originally entered into in November 2015 and previously amended in April 2017 and January 2019).  The Third Amendment was approved by the State of Connecticut Office of Attorney General on May 18, 2023, and the State of Connecticut Office of Attorney General released, and the Company received, the countersigned Third Amendment on May 24, 2023, at which time the Third Amendment became effective. The Third Amendment further extends the Target Date (as defined elsewhere herein) to October 31, 2024 and updates the Employment Obligation (as defined elsewhere herein) to require the Company to retain 538 full-time positions in Connecticut on or before October 31, 2024 and to maintain such positions for 24 consecutive months. The 24 consecutive month period ending on or before the Target Date (as extended by the Third Amendment) that yields the highest annual average positions will be used to determine compliance with the updated Employment Obligation, provided that no portion of such 24 consecutive months may begin before the date of the Third Amendment. The Third Amendment also requires the Company to furnish a job audit (the “Job Audit”) to the Commissioner of Economic and Community Development (the “Commissioner”) no later than 90 days following the 24-month period described above.

If, as a result of the Job Audit, the Commissioner determines that the Company has failed to meet the updated Employment Obligation, the Company will be required to immediately repay a penalty of $14,225.00 per each full-time employment position below the updated Employment Obligation. The amount repaid will be applied first to any outstanding fees, penalties or interest due, and then against the outstanding balance of the loan.

If, as a result of the Job Audit, the Commissioner determines that the Company has met the updated Employment Obligation and has created an additional 91 full-time employment positions, for a total of 629 full-time employees, the Company may receive a credit in the amount of $2.0 million, which will be applied against the then-outstanding principal balance of the loan. Upon application of such credit, the Commissioner will recalculate the monthly payments of principal and interest such that such monthly payments shall amortize the then remaining principal balance over the remaining term of loan.

Amendment and Restatement of the FuelCell Energy, Inc. 2018 Employee Stock Purchase Plan

At the Company’s 2023 Annual Meeting of Stockholders, which was called to order and adjourned on April 6, 2023 and April 27, 2023 and was reconvened and concluded on May 22, 2023 (the “Annual Meeting”), the Company’s stockholders approved the amendment and restatement of the FuelCell Energy, Inc. 2018 Employee Stock Purchase Plan (as so amended and restated, the “Amended and Restated ESPP”), which had previously been approved by the Company’s Board of Directors (the “Board”), subject to stockholder approval.

The purpose of the amendment and restatement of the 2018 Employee Stock Purchase Plan was to authorize the Company to issue up to 500,000 additional shares of the Company’s common stock under the Amended and Restated ESPP.

Following the approval of the amendment and restatement (and therefore the Amended and Restated ESPP) by the Company’s stockholders at the Annual Meeting, the Amended and Restated ESPP provides the Company with the authority to issue a total of 541,667 shares of the Company’s common stock.  The Amended and Restated ESPP also increases the limit on the number of shares of the Company’s common stock that any individual participant may purchase during an offering period to 1,000 shares.

The Amended and Restated ESPP, which is intended to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, allows the Company to provide eligible employees of the Company and of certain designated subsidiaries with the opportunity to voluntarily participate in the Amended and Restated ESPP, enabling such participants to purchase shares of the Company’s common stock at a discount to market price at the time of such purchase.  The Board may, in its sole discretion, terminate the Amended and Restated ESPP at any time.  If the Board does not earlier terminate the Amended and Restated ESPP, the Amended and Restated ESPP will terminate on the date on which all shares of common stock available for issuance have been sold pursuant to purchase rights exercised under the Amended and Restated ESPP.

Amendment and Restatement of the FuelCell Energy, Inc. Second Amended and Restated 2018 Omnibus Incentive Plan

At the Annual Meeting, the Company’s stockholders approved the amendment and restatement of the FuelCell Energy, Inc. Second Amended and Restated 2018 Omnibus Incentive Plan (as so amended and restated, the “Third Amended and Restated Incentive Plan”), which had previously been approved by the Board, subject to stockholder approval.

The purpose of the amendment and restatement of the Second Amended and Restated 2018 Omnibus Incentive Plan was to authorize the Company to issue up to 6,000,000 additional shares of the Company’s common stock pursuant to awards under the Third Amended and Restated Incentive Plan.

Following the approval of the amendment and restatement (and therefore the Third Amended and Restated Incentive Plan) by the Company’s stockholders at the Annual Meeting, the Third Amended and Restated Incentive Plan provides the Company with the authority to issue a total of 18,333,333 shares of the Company’s common stock. The Third Amended and Restated Incentive Plan authorizes grants of stock options, stock appreciation rights, restricted stock, restricted stock units, shares, performance shares, performance units, incentive awards and dividend equivalent units to officers, other employees, directors, consultants and advisors.  Up to 1,833,333 shares of the Company’s common stock may be issued pursuant to the exercise of incentive stock options. The Board or the administrator of the Third Amended and Restated Incentive Plan may terminate the Third Amended and Restated Incentive Plan at any time.  No award may be granted under the Third Amended and Restated Plan after the tenth anniversary of the approval of the Third Amended and Restated Plan by stockholders at the Annual Meeting.

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

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements, including, without limitation, the risks described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 and in the section below entitled “Item 1A. Risk Factors,” and the following risks and uncertainties:  general risks associated with product development and manufacturing; general economic conditions; changes in interest rates, which may impact project financing; supply chain disruptions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and fuel cell power plants configured for carbon capture or carbon separation; potential volatility of commodity prices that may adversely affect our projects; availability of government subsidies and economic incentives for alternative energy technologies; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations and the listing rules of The Nasdaq Stock Market (“Nasdaq”); rapid technological change; competition; the risk that our bid awards will not convert to contracts or that our contracts will not convert to revenue; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; limitations on our ability to raise capital in the equity markets due to the limited number of shares of common stock currently available for issuance;  government appropriations; the ability of the government and third parties to terminate their development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; our ability to successfully market and sell our products internationally; our ability to develop new products to achieve our long-term revenue targets; our ability to implement our strategy; our ability to reduce our levelized cost of energy and deliver on our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our new products will not occur when anticipated or, if it does, that we will not have adequate capacity to satisfy demand; our need for and the availability of additional financing; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our platforms and to meet the performance requirements of our contracts; our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies; and concerns with, threats of, or the consequences of, pandemics, contagious diseases or health epidemics, including the novel coronavirus (“COVID-19”), and resulting supply chain disruptions, shifts in clean energy demand, impacts to our customers’ capital budgets and investment plans, impacts to our project schedules, impacts to our ability to service existing projects, and impacts on the demand for our products.

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

RECENT DEVELOPMENTS

Project Financing Facility

On May 19, 2023, FuelCell Energy Opco Finance 1, LLC (“Borrower”), a wholly owned subsidiary of FuelCell Energy Finance, LLC (“FCEF”), which, in turn, is a wholly owned subsidiary of FuelCell Energy, Inc. (“Parent”), entered into a Financing Agreement (the “Financing Agreement”) with, by and among Investec Bank plc in its capacities as a lender (“Investec Lender”), administrative agent (“Administrative Agent”), and collateral agent (“Collateral Agent”); Investec, Inc. as coordinating lead arranger and sole bookrunner; Bank of Montreal (Chicago Branch) in its capacity as a lender (“BMO Lender”) and as mandated lead arranger; and each of Liberty Bank, Amalgamated Bank and Connecticut Green Bank as lenders (collectively with Investec Lender and BMO Lender, the “Lenders”) for a term loan facility in an amount not to exceed $80.5 million (the “Term Loan Facility” and such term loan, the “Term Loan”) and a letter of credit facility in an amount not to exceed $6.5 million (the “LC Facility” and together with the Term Loan Facility, the “Financing Facility”).

Borrower’s obligations under the Financing Agreement are secured by Parent’s interest in six operating fuel cell generation projects: (i) the Bridgeport Fuel Cell Project, located in Bridgeport, Connecticut; (ii) the Central CT State University Project, located in New Britain, Connecticut; (iii) the Pfizer Project, located in Groton, Connecticut; (iv) the LIPA Yaphank Project, located in Long Island, New York; (v) the Riverside Regional Water Quality Control Plant Project, located in Riverside, California; and (vi) the Santa Rita Jail Project, located in Alameda County, California (each, a “Project” and collectively, the “Projects”).

Immediately prior to the closing on the Financing Facility, which closing occurred on May 19, 2023, Parent caused to be transferred to Borrower all of the outstanding equity interests in: (i) Bridgeport Fuel Cell, LLC (the “Bridgeport Project Company” or, as referred to elsewhere herein, “BFC”), the entity that owns the Bridgeport Fuel Cell Project; (ii) New Britain Renewable Energy, LLC (the “CCSU Project Company”), the entity that owns the Central CT State University Project; (iii) Groton Fuel Cell 1, LLC (the “Pfizer Project Company”), the entity that owns the Pfizer Project; (iv) Riverside Fuel Cell, LLC (the “Riverside Project Company”), the entity that owns the Riverside Regional Water Quality Control Plant Project; (v) SRJFC, LLC (the “Santa Rita Project Company”), the entity that owns the Santa Rita Jail Project; and (vi) Fuel Cell YT Holdco, LLC (the “Class B Member”), the entity that owns Parent’s Class B membership interest in YTBFC Holdco, LLC (the “Yaphank Tax Equity Partnership”), the tax equity partnership with Renewable Energy Investors, LLC (the “Class A Member”), as tax equity investor, which Yaphank Tax Equity Partnership, in turn, owns Yaphank Fuel Cell Park, LLC (the “Yaphank Project Company”), the entity that owns the LIPA Yaphank Project.

At the time of closing on the Financing Facility: (i) the Bridgeport Fuel Cell Project was encumbered by senior and subordinated indebtedness to Liberty Bank, Fifth Third Bank and Connecticut Green Bank in the aggregate amount of approximately $11.4 million; and (ii) the Pfizer Project, the Riverside Regional Water Quality Control Plant Project and the Santa Rita Jail Project were subject to sale and leaseback transactions and agreements with PNC Energy Capital, LLC (“PNC”) in which the lease buyout amounts, including sales taxes, were approximately $15.7 million, $3.7 million and $2.8 million, respectively. In connection with closing on the Financing Facility, all of the foregoing indebtedness and lease buyout amounts were repaid and extinguished with proceeds of the Term Loan and funds of approximately $7.3 million that were released from restricted and unrestricted reserve accounts held at PNC at the time of closing, resulting in the applicable project company’s re-acquiring ownership of the three leased projects from PNC, the termination of the agreements with PNC related to the sale-leaseback transactions, and the termination of the senior and subordinated credit agreements with, the related promissory notes issued to, and the related pledge and security agreements with, Liberty Bank, Fifth Third Bank and Connecticut Green Bank related to the Bridgeport Fuel Cell Project. Further, in connection with the closing on the Financing Facility and the termination of the senior and subordinated credit agreements with Liberty Bank, Fifth Third Bank and Connecticut Green Bank related to the Bridgeport Fuel Cell Project, Fifth Third Bank and the Bridgeport Project Company agreed that the obligations arising out of the swap transactions contemplated by their related interest rate swap agreement were terminated and waived and the swap agreement was effectively terminated. In addition, in connection with closing on the Financing Facility, proceeds of the Term Loan were used to repay a portion of Parent’s long-term indebtedness to Connecticut Green Bank in the amount of approximately $1.8 million.

At the closing, the entire amount of the Term Loan portion of the Financing Facility, $80.5 million, was drawn down. After payment of fees and transaction costs (including fees to the Lenders and legal costs) of approximately $2.9 million in the aggregate, the remaining proceeds of approximately $77.6 million were used as follows: (i) approximately $15.0 million was used (in addition to the approximately $7.3 million released from restricted and unrestricted reserve accounts held at PNC) to pay the lease buyout amounts and sales taxes referred to above and to re-acquire the three projects owned by PNC as referred to above; (ii) approximately $11.4 million was used to extinguish the indebtedness to Liberty Bank, Fifth Third Bank, and Connecticut Green Bank relating to the Bridgeport Fuel Cell Project; (iii) approximately $1.8 million was used to repay a portion of Parent’s long-term indebtedness to Connecticut Green Bank; (iv) $14.5 million was used to fund a capital expenditure reserve account required to be maintained pursuant to the terms and conditions of the Financing Agreement (which will be classified as restricted cash on the Company’s Consolidated Balance Sheet); and (v) approximately $34.9 million was distributed to Parent for use as Parent determines in its sole discretion. In addition, in connection with the extinguishment of the Company’s indebtedness to Liberty Bank and Fifth Third Bank referred to above, approximately $11.2 million of restricted cash was released to the Company from Liberty Bank and Fifth Third Bank. Taking into consideration the release of such funds, the total net proceeds to the Company from these transactions were approximately $46.1 million (which will be classified as unrestricted cash on the Company’s Consolidated Balance Sheet).

The Term Loan portion of the Financing Facility will accrue interest on the unpaid principal amount calculated from the date of such Term Loan until the maturity date thereof at a rate per annum during each Interest Period (as defined in the Financing Agreement) for such Term Loan equal to (A) with respect to SOFR Rate Loans, (i) the Adjusted Daily Compounded SOFR for such Interest Period with respect to SOFR Rate Loans plus (ii) the Applicable Margin, and (B) with respect to Base Rate Loans, (i) the Base Rate from time to time in effect plus (ii) the Applicable Margin (in each case as defined in the Financing Agreement). The Applicable Margin for SOFR Rate Loans is 2.5% for the first four years of the term and thereafter, 3%. The Applicable Margin for Base Rate Loans is 1.5% for the first four years of the term and thereafter, 2%. At the closing, in connection with the draw down of the entire amount of the Term Loan, Borrower elected to make such draw down a SOFR Rate Loan with an initial Interest Period of three months. After the initial Interest Period of three months, Borrower may elect both the applicable Interest Period (i.e., one month, three months or six months) and whether the Term Loan will be treated as a SOFR Rate Loan or a Base Rate Loan for such Interest Period. Interest payments are required to be made quarterly.

Quarterly principal amortization obligations are also required to be made (based on 17-year principal amortization designed to be fully repaid in 2039), with quarterly amortization payments based on a 1.30x debt service coverage ratio sizing based on contracted cash flows (before giving effect to module replacement expenses and module replacement drawdown releases). The Term Loan has a seven-year term, maturing on May 19, 2030.

Pursuant to the terms and conditions of the Financing Agreement, Borrower is required to maintain a capital expenditures reserve to pay for expected module replacements. The total reserve balance is required to reach $29.0 million, $14.5 million of which was funded out of the closing advance of the Term Loan and the remainder of which is to be funded pursuant to an agreed upon funding schedule through cash flows generated by the Projects set forth in the Financing Agreement.

Pursuant to the terms and conditions of the Financing Agreement, Borrower is required to maintain a debt service reserve of not less than six months of the scheduled principal and interest payments. The letter of credit component of the Financing Facility is for the purpose of obtaining letters of credit to satisfy such obligation; at the closing, an Irrevocable Letter of Credit was issued by Investec Bank plc as the issuing bank in favor of the Collateral Agent for the benefit of the Lenders in the amount of $6.5 million to satisfy the debt service reserve funding obligation.

Pursuant to the Financing Agreement, within 30 days of the financial close of the Financing Agreement, Borrower is required to enter into one or more hedge transactions, with a Lender or an affiliate thereof pursuant to one or more interest rate agreements, to hedge Borrower’s interest rate exposure relating to the Term Loan from floating to fixed. Such hedge transactions are required to be in effect at all times during the entire amortization period and have an aggregate notional amount subject to the hedge transactions at any time equal to at least 75% and no more than 105% of the aggregate principal balance of the Term Loan outstanding (taking into account scheduled amortization of the Term Loan).

Upon closing, on May 19, 2023, Borrower entered into an ISDA 2002 Master Agreement (the “Investec Master Agreement”) and an ISDA Schedule to the 2002 Master Agreement (the “Investec Schedule”) with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement (the “BMO Master Agreement”) and an ISDA Schedule to the 2002 Master Agreement (the “BMO Schedule”) with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of Borrower under the Financing Agreement, which collateral is described below.

The Financing Agreement contains certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type. Included in the covenants are covenants that: (i) the Yaphank Project Company obtain ongoing three year extensions of its current gas agreement; (ii) any annual operating expense budget that exceeds 115% of the Base Case Model (as defined in the Financing Agreement) for that year be approved by the Required Lenders (i.e., Lenders constituting more than 50% of the amounts loaned); (iii) Borrower maintain a debt service coverage ratio of not less than 1.20:1.00 (based on the trailing 12 months and tested every six months); and (iv) the Class B Member is required to exercise its option to purchase the Class A Member’s interest in the Yaphank Tax Equity Partnership during the six month period following the “flip Point” as set forth in the limited liability company agreement for the Yaphank Tax Equity Partnership. The Financing Agreement also contains customary representations and warranties and customary events of default that cause, or entitle the Lenders to cause, the outstanding loans under the Financing Agreement to become immediately due and payable.

The Term Loan may be prepaid at any time at the option of Borrower without premium or penalty other than any “liquidation costs” if such prepayment occurs other than at the end of an Interest Period. In addition, there are certain mandatory repayments required under the Financing Agreement, including in connection with any sale or disposition of all of the Projects or of any of the LIPA Yaphank Project, the Bridgeport Fuel Cell Project or the Pfizer Project. If the Company disposes of any of the Riverside Regional Water Quality Control Plant Project, the Santa Rita Jail Project or the Central CT State University Project, Borrower is required to prepay an amount of the Term Loan based on the then stipulated value of the disposed Project.

Simultaneously with Borrower entering into the Financing Agreement, FCEF (as pledgor), Borrower and each of the Bridgeport Project Company, the Pfizer Project Company, the Riverside Project Company, the Santa Rita Project Company, the CCSU Project Company and the Class B Member, each as a subsidiary grantor party and guarantor, entered into an Omnibus Guarantee, Pledge and Security Agreement (the “Security Agreement”) with Investec Bank plc as Collateral Agent, pursuant to which, as collateral for the Term Loan Facility, the LC Facility and the hedge agreements (i) FCEF granted to Collateral Agent a security interest in all of FCEF’s equity interest in Borrower; (ii) Borrower granted to Collateral Agent a security interest in all of Borrower’s assets consisting of its equity interests in the Bridgeport Project Company, the Pfizer Project Company, the Riverside Project Company, the Santa Rita Project Company, the CCSU Project Company and the Class B Member; (iii) each of the Bridgeport Project Company, the Pfizer Project Company, the Riverside Project Company, the Santa Rita Project Company and the CCSU Project Company granted to Collateral Agent a security interest in all of each such entity’s assets consisting principally of the respective generation facilities and project agreements; and (iv) the Class B Member granted to Collateral Agent a security interest in all of such Class B Member’s assets, consisting principally of its equity interest in the Yaphank Tax Equity Partnership. Pursuant to the Security Agreement, each of the subsidiary grantor parties jointly and severally guaranteed payment of all of the obligations secured by the Security Agreement.

Simultaneously with the execution of the Financing Agreement, Borrower, Investec Bank plc as Collateral Agent and Administrative Agent and Liberty Bank as Depositary Agent entered into a Depositary Agreement (the “Depositary Agreement”) pursuant to which Borrower established certain accounts at Liberty Bank, all of which were pledged to Collateral Agent as security for the Term Loan Facility, the LC Facility and the hedge agreements, including a Revenue Account; a Debt Service Reserve Account; a Redemption Account (for prepayments); a Capital Expenditure Reserve Account; and a Distribution Reserve Account (in each case as defined in the Depositary Agreement). Pursuant to the terms of the Financing Agreement and the Depositary Agreement, Borrower may make quarterly distributions to FCEF and Parent provided that: (i) no Event of Default or Default (in each case as defined in the Financing Agreement) exists under the Financing Facility; (ii) all reserve accounts have been funded; (iii) no letter of credit loans or unpaid drawings are outstanding with regard to any drawn down letter of credit under the LC Facility; (iv) Borrower has maintained a greater than 1.20:1.00 debt service coverage ratio for the immediate 12 month period; and (v) no Cash Diversion Event (i.e., certain events that would adversely impact distributions to the Class B Member in connection with the LIPA Yaphank Project, as further defined in the Financing Agreement) has occurred. Beginning with the quarter ending June 2025 and continuing until the quarter ending March 2026, prior to making contributions to the Debt Service Reserve Account or the Capital Expenditure Reserve Account or having funds available for distribution, out of operating cash flow, Borrower is required to make a quarterly payment to the Administrative Agent (on behalf of the Lenders) in the amount of $675,000 per quarter to be applied to outstanding principal.

Third Amendment to Assistance Agreement with the State of Connecticut

In April 2023, the Company signed a Third Amendment (the “Third Amendment”) to the Assistance Agreement  with the State of Connecticut (which Assistance Agreement was originally entered into in November 2015 and previously amended in April 2017 and January 2019).  The Third Amendment was approved by the State of Connecticut Office of Attorney General on May 18, 2023, and the State of Connecticut Office of Attorney General released, and the Company received, the countersigned Third Amendment on May 24, 2023, at which time the Third Amendment became effective. The Third Amendment further extends the Target Date (as defined elsewhere herein) to October 31, 2024 and updates the Employment Obligation (as defined elsewhere herein) to require the Company to retain 538 full-time positions in Connecticut on or before October 31, 2024 and to maintain such positions for 24 consecutive months. The 24 consecutive month period ending on or before the Target Date (as extended by the Third Amendment) that yields the highest annual average positions will be used to determine compliance with the updated Employment Obligation, provided that no portion of such 24 consecutive months may begin before the date of the Third Amendment. The Third Amendment also requires the Company to furnish a job audit (the “Job Audit”) to the Commissioner of Economic and Community Development (the “Commissioner”) no later than 90 days following the 24-month period described above.

If, as a result of the Job Audit, the Commissioner determines that the Company has failed to meet the updated Employment Obligation, the Company will be required to immediately repay a penalty of $14,225.00 per each full-time employment position below the updated Employment Obligation. The amount repaid will be applied first to any outstanding fees, penalties or interest due, and then against the outstanding balance of the loan.

If, as a result of the Job Audit, the Commissioner determines that the Company has met the updated Employment Obligation and has created an additional 91 full-time employment positions, for a total of 629 full-time employees, the Company may receive a credit in the amount of $2.0 million, which will be applied against the then-outstanding principal balance of the loan. Upon application of such credit, the Commissioner will recalculate the monthly payments of principal and interest such that such monthly payments shall amortize the then remaining principal balance over the remaining term of loan.

For a discussion of the original Assistance Agreement and the previous amendments thereto, please see the subsection below entitled “Liquidity and Capital Resources – Commitments and Significant Contractual Obligations – Outstanding Loans as of April 30, 2023 – State of Connecticut Loan.”

Amendment and Restatement of the FuelCell Energy, Inc. 2018 Employee Stock Purchase Plan

At the Company’s 2023 Annual Meeting of Stockholders, which was called to order and adjourned on April 6, 2023 and April 27, 2023 and was reconvened and concluded on May 22, 2023 (the “Annual Meeting”), the Company’s stockholders approved the amendment and restatement of the FuelCell Energy, Inc. 2018 Employee Stock Purchase Plan (as so amended and restated, the “Amended and Restated ESPP”), which had previously been approved by the Company’s Board of Directors (the “Board”), subject to stockholder approval.

The purpose of the amendment and restatement of the 2018 Employee Stock Purchase Plan was to authorize the Company to issue up to 500,000 additional shares of the Company’s common stock under the Amended and Restated ESPP.

Following the approval of the amendment and restatement (and therefore the Amended and Restated ESPP) by the Company’s stockholders at the Annual Meeting, the Amended and Restated ESPP provides the Company with the authority to issue a total of 541,667 shares of the Company’s common stock.  The Amended and Restated ESPP also increases the limit on the number of shares of the Company’s common stock that any individual participant may purchase during an offering period to 1,000 shares.

The Amended and Restated ESPP, which is intended to satisfy the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, allows the Company to provide eligible employees of the Company and of certain designated subsidiaries with the opportunity to voluntarily participate in the Amended and Restated ESPP, enabling such participants to purchase shares of the Company’s common stock at a discount to market price at the time of such purchase.  The Board may, in its sole discretion, terminate the Amended and Restated ESPP at any time.  If the Board does not earlier terminate the Amended and Restated ESPP, the Amended and Restated ESPP will terminate on the date on which all shares of common stock available for issuance have been sold pursuant to purchase rights exercised under the Amended and Restated ESPP.

Amendment and Restatement of the FuelCell Energy, Inc. Second Amended and Restated 2018 Omnibus Incentive Plan

At the Annual Meeting, the Company’s stockholders approved the amendment and restatement of the FuelCell Energy, Inc. Second Amended and Restated 2018 Omnibus Incentive Plan (as so amended and restated, the “Third Amended and Restated Incentive Plan”), which had previously been approved by the Board, subject to stockholder approval.

The purpose of the amendment and restatement of the Second Amended and Restated 2018 Omnibus Incentive Plan was to authorize the Company to issue up to 6,000,000 additional shares of the Company’s common stock pursuant to awards under the Third Amended and Restated Incentive Plan.

Following the approval of the amendment and restatement (and therefore the Third Amended and Restated Incentive Plan) by the Company’s stockholders at the Annual Meeting, the Third Amended and Restated Incentive Plan provides the Company with the authority to issue a total of 18,333,333 shares of the Company’s common stock. The Third Amended and Restated Incentive Plan authorizes grants of stock options, stock appreciation rights, restricted stock, restricted stock units, shares, performance shares, performance units, incentive awards and dividend equivalent units to officers, other employees, directors, consultants and advisors.  Up to 1,833,333 shares of the Company’s common stock may be issued pursuant to the exercise of incentive stock options.  The Board or the administrator of the Third Amended and Restated Incentive Plan may terminate the Third Amended and Restated Incentive Plan at any time.  No award may be granted under the Third Amended and Restated Plan after the tenth anniversary of the approval of the Third Amended and Restated Plan by stockholders at the Annual Meeting.

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

Comparison of Three Months Ended April 30, 2023 and 2022

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended April 30, 2023 and 2022 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2023	2022	$	%
Total revenues	$38,349	$16,384	$21,965	134%
Total costs of revenues	44,442	23,694	20,748	88%
Gross loss	$(6,093)	$(7,310)	$1,217	17%
Gross margin	(15.9)%	(44.6)%

Total revenues for the three months ended April 30, 2023 of $38.3 million reflects an increase of $22.0 million from $16.4 million for the same period in the prior year. Cost of revenues for the three months ended April 30, 2023 of $44.4 million reflects an increase of $20.7 million from $23.7 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the three months ended April 30, 2023 and 2022 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2023	2022	$	%
Product revenues	$-	$-	$—	N/A
Cost of product revenues	3,486	3,033	453	15%
Gross loss from product revenues	$(3,486)	$(3,033)	$(453)	(15)%
Product revenues gross margin	N/A	N/A

There were no product revenues for the three months ended April 30, 2023 and April 30, 2022.

Cost of product revenues increased $0.5 million for the three months ended April 30, 2023 to $3.5 million, compared to $3.0 million in the same period in the prior year. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $3.3 million for the three months ended April 30, 2023 compared to approximately $2.5 million for the three months ended April 30, 2022. The increase in manufacturing variances for the three months ended April 30, 2023 included an increase in unabsorbed fixed overhead cost as a result of a lower production rate.

For the three months ended April 30, 2023, we operated at an annualized production rate of approximately 28.7 megawatts (“MW”), compared to the annualized production rate of 40.8 MW for the three months ended April 30, 2022. The lower annualized production rate for the three months ended April 30, 2023 is primarily a result of reduced staffing in certain production areas during the three months ended April 30, 2023 compared to the three months ended April 30, 2022.

Service agreements revenues

Service agreements revenues and related costs for the three months ended April 30, 2023 and 2022 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2023	2022	$	%
Service agreements revenues	$26,190	$2,639	$23,551	892%
Cost of service agreements revenues	20,113	3,033	17,080	563%
Gross profit (loss) from service agreements revenues	$6,077	$(394)	$6,471	1642%
Service agreements revenues gross margin	23.2%	(14.9)%

Service agreements revenues for the three months ended April 30, 2023 increased $23.6 million to $26.2 million from $2.6 million for the three months ended April 30, 2022. Service agreements revenues recognized during the three months ended April 30, 2023 were primarily driven by eight new module exchanges at the plant owned by Korea Southern Power Company in Korea, which achieved commercial operations in fiscal year 2018. The increase in revenues for the three months ended April 30, 2023 is primarily due to the fact that new module exchanges occurred during the quarter, while there were no new module exchanges during the three months ended April 30, 2022. The Company expects a lower level of module exchanges during the balance of the fiscal year.

Cost of service agreements revenues increased $17.1 million to $20.1 million for the three months ended April 30, 2023 from $3.0 million for the three months ended April 30, 2022. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges. The increase is primarily due to the fact that eight new module exchanges occurred during the three months ended April 30, 2023, while there were no new module exchanges during the three months ended April 30, 2022.

Overall gross profit from service agreements revenues was $6.1 million for the three months ended April 30, 2023 which increased from a gross loss of $0.4 million for the three months ended April 30, 2022. The overall gross margin was 23.2% for the three months ended April 30, 2023 compared to a gross margin loss of 14.9% in the comparable prior year period. Gross margin was higher during the three months ended April 30, 2023 primarily due to the fact that the module exchanges performed during the quarter were pursuant to a service agreement with higher margins.

Generation revenues

Generation revenues and related costs for the three months ended April 30, 2023 and 2022 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2023	2022	$	%
Generation revenues	$8,440	$9,050	$(610)	(7)%
Cost of generation revenues	17,081	14,120	2,961	21%
Gross loss from generation revenues	$(8,641)	$(5,070)	$(3,571)	(70)%
Generation revenues gross margin	(102.4)%	(56.0)%

Revenues from generation for the three months ended April 30, 2023 totaled $8.4 million, which represents a decrease of $0.6 million from revenue recognized of $9.1 million for the three months ended April 30, 2022. Generation revenues for the three months ended April 30, 2023 and 2022 reflect revenue from electricity generated under our power purchase agreements (“PPAs”) and the sale of renewable energy credits. The decrease in generation revenues in the three months ended April 30, 2023 is primarily a result of the timing of revenue recognition for the sale of renewable energy credits compared to the comparable prior year period.

Cost of generation revenues totaled $17.1 million in the three months ended April 30, 2023, compared to $14.1 million in the three months ended April 30, 2022. The increase from the comparable prior year period was primarily due to the $2.4 million impairment of a project asset due to an anticipated power purchase agreement that was not awarded.  Costs for the three months ended April 30, 2023 also include expensed construction costs of approximately $4.5 million related to the Toyota project (while construction costs for the comparable prior year period were $4.4 million) and costs of approximately $1.4 million related to the increased size of the installed fleet with the Groton Project achieving commercial operations, offset by lower operating costs for existing plants due to efficiencies resulting from plant maintenance activities and module exchanges.

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

We currently have three projects in development with fuel sourcing risk, which are the Toyota project, which requires procurement of RNG, and our Derby, CT 14.0 MW and 2.8 MW projects, both of which require natural gas for which there is no pass-through mechanism. Two-year fuel supply contracts have been executed for the Toyota project and the 14.0 MW project in Derby, CT. The Company will look to extend the duration of these contracts should market and credit conditions allow. Fuel sourcing and risk mitigation strategies for the 2.8 MW project in Derby, CT are being assessed and will be implemented as project operational dates become firm. Such strategies may require cash collateral or reserves to secure fuel or related contracts. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby project assets and further charges for the Toyota project asset.

Cost of generation revenues included depreciation and amortization of approximately $5.3 million and $4.1 million for the three months ended April 30, 2023 and 2022, respectively.

The decrease in generation revenues gross margin is primarily related to the $2.4 million project asset impairment due to the anticipated power purchase agreement that was not awarded.

We had 43.7 MW of operating power plants in our generation operating portfolio as of April 30, 2023, which increased from 41.4 MW as of April 30, 2022 and which includes 7.4 MW attributed to the design rated output of the Groton Project although the Groton Project has been operating  below its rated capacity at  an output of approximately 6.0 MW since commencement of commercial operations, offset by the removal of the 3.7 MW Triangle Street Project which is no longer in operation and the 1.4 MW UCI Medical Center Project which has been decommissioned.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended April 30, 2023 and 2022 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2023	2022	$	%
Advanced Technologies contract revenues	$3,719	$4,695	$(976)	(21)%
Cost of Advanced Technologies contract revenues	3,762	3,508	254	7%
Gross (loss) profit from Advanced Technologies contracts	$(43)	$1,187	$(1,230)	(104)%
Advanced Technologies contract gross margin	(1.2)%	25.3%

Advanced Technologies contract revenues decreased to $3.7 million for the three months ended April 30, 2023 from $4.7 million for the three months ended April 30, 2022. Compared to the three months ended April 30, 2022, Advanced Technologies contract revenues recognized under the Joint Development Agreement entered into with ExxonMobil Technology and Engineering Company f/k/a ExxonMobil Research and Engineering Company (“EMTEC”), on November 5, 2019 (as amended effective as of October 31, 2021, April 30, 2022 and December 1, 2022, the “EMTEC Joint Development Agreement”) were approximately $0.3 million higher during the three months ended April 30, 2023 and revenue recognized under government contracts and other contracts were approximately $1.3 million lower for the three months ended April 30, 2023 as a result of the allocation of engineering resources during the quarter.

Cost of Advanced Technologies contract revenues were $3.8 million for the three months ended April 30, 2023, compared to $3.5 million for the same period in the prior year.

Advanced Technologies contracts for the three months ended April 30, 2023 generated a gross loss of $0.04 million compared to a gross profit of $1.2 million for the three months ended April 30, 2022. The gross loss was due primarily to the lower revenues recognized under government and other contracts during the three months ended April 30, 2023 compared to the three months ended April 30, 2022.

Administrative and selling expenses

Administrative and selling expenses were $15.1 million and $13.2 million for the three months ended April 30, 2023 and 2022, respectively. Administrative and selling expenses were higher during the three months ended April 30, 2023 than during the three months ended April 30, 2022 primarily due to an increase in compensation expense resulting from an increase in headcount.

Research and development expenses

Research and development expenses increased to $14.7 million for the three months ended April 30, 2023 compared to $7.7 million for the three months ended April 30, 2022. The increase is primarily due to an increase in spending on the Company’s ongoing commercial development efforts related to our solid oxide power generation and electrolysis platforms and carbon separation and carbon capture solutions compared to the comparable prior year period.

Loss from operations

Loss from operations for the three months ended April 30, 2023 was $35.9 million compared to $28.2 million for the three months ended April 30, 2022. This increase was driven by an $8.9 million increase in operating expenses for the three months ended April 30, 2023 as a result of (a) increased administrative and selling expenses compared to the three months ended April 30, 2022 and (b) higher research and development expenses compared to the three months ended April 30, 2022. The increase in loss from operations was offset by lower gross loss of $6.1 million in the three months ended April 30, 2023, compared to gross loss of $7.3 million in the three months ended April 30, 2022. The decrease in gross loss is primarily a result of favorable service agreement gross margins , partially offset by the decrease in generation revenues gross margin resulting from a project asset impairment and the decrease to gross profit for Advanced Technologies contracts.

Interest expense

Interest expense for the three months ended April 30, 2023 and 2022 was $1.5 million and $1.7 million, respectively. Interest expense for both periods includes interest associated with finance obligations for failed sale-leaseback transactions and interest on the then-outstanding loans associated with the Bridgeport Fuel Cell Project.

Interest income

Interest income was $3.7 million and $0.1 million for the three months ended April 30, 2023 and 2022, respectively. Interest income for the three months ended April 30, 2023 represents $2.8 million of interest earned on money market investments and $0.9 million of interest earned on the maturity of certain U.S. Treasury Securities. The increase from the comparable prior year period reflects an increase in invested cash balances.

Other expense, net

Other expense, net was $0.2 million and $0.3 million for the three months ended April 30, 2023 and 2022, respectively, and primarily represents foreign currency exchange losses for each of the three month periods ended April 30, 2023 and 2022.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Provision for income tax recorded for the three months ended April 30, 2023 and 2022 was $0.0 million.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three month periods ended April 30, 2023 and 2022.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of our tax equity financings with East West Bancorp, Inc. (“East West Bank”) and Renewable Energy Investors, LLC (“REI”).

For the three months ended April 30, 2023 and 2022, net income attributable to noncontrolling interest totaled $0. 4 million and $0.1 million, respectively, for the LIPA Yaphank project tax equity financing transaction with REI.

For the three months ended April 30, 2023, net loss attributable to noncontrolling interest totaled $0.04 million for the Groton Project tax equity financing transaction with East West Bank. There was no comparable net loss for the three months ended April 30, 2022, as the Groton Project tax equity transaction closed and the Groton Project began operations in the first quarter of fiscal year 2023.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended April 30, 2023 and 2022, net loss attributable to common stockholders was $35.1 million and $31.0 million, respectively, and loss per common share was $0.09 and $0.08, respectively. The increase in the net loss attributable to common stockholders for the three months ended April 30, 2023 is primarily due to higher operating expenses during the three months ended April 30, 2023 offset by lower gross loss during the three months ended April 30, 2023. The increase in loss per common share is a result of the increase in the net loss attributable to common stockholders for the three months ended April 30, 2023 compared to the three months ended April 30, 2022.

Comparison of Six Months Ended April 30, 2023 and 2022

Revenues and Costs of revenues

Our revenues and cost of revenues for the six months ended April 30, 2023 and 2022 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2023	2022	$	%
Total revenues	$75,422	$48,179	$27,243	57%
Total costs of revenues	76,278	58,384	17,894	31%
Gross loss	$(856)	$(10,205)	$9,349	(92)%
Gross margin	(1.1)%	(21.2)%

Total revenues for the six months ended April 30, 2023 of $75.4 million reflects an increase of $27.2 million from $48.2 million for the same period in the prior year. Cost of revenues for the six months ended April 30, 2023 of $76.3 million reflects an increase of $17.9 million from $58.4 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the six months ended April 30, 2023 and 2022 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2023	2022	$	%
Product revenues	$9,095	$18,000	$(8,905)	(49)%
Cost of product revenues	4,515	21,240	(16,725)	(79)%
Gross profit (loss) from product revenues	$4,580	$(3,240)	$7,820	(241)%
Product revenues gross loss	50.4%	(18.0)%

Product revenues for the six months ended April 30, 2023 were $9.1 million compared to $18.0 million for the six months ended April 30, 2022. Our December 2021 Settlement Agreement (the “Settlement Agreement”) with POSCO Energy Co., Ltd. (“POSCO Energy”) and its subsidiary, Korea Fuel Cell Co., Ltd. (“KFC”), included an option to purchase an additional 14 modules (in addition to the 20 modules that were purchased by KFC during fiscal year 2022). This option included a material right related to an extended warranty obligation for the modules. The option was not exercised by KFC as of the expiration date of December 31, 2022 and, as a result, during the six months ended April 30, 2023, the Company recognized $9.1 million of product revenues, which represents the consideration allocated to the material right if the option had been exercised. Product revenues for the six months ended April 30, 2022 were a result of module sales to KFC under the Settlement Agreement for which the Company recognized $18.0 million on the Ex Works delivery of six modules from the Company’s facility in Torrington, CT in January 2022.

Cost of product revenues decreased $16.7 million for the six months ended April 30, 2023 to $4.5 million, compared to $21.2 million in the same period in the prior year. The decrease is primarily due to the lack of module sales during the six months ended April 30, 2023.  Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $4.4 million for the six months ended April 30, 2023 compared to approximately $4.7 million for the six months ended April 30, 2022. The reduction in manufacturing variances for the six months ended April 30, 2023 included an increase in capitalized costs as a result of an increase in product standard costs. Cost of product revenues for the three months ended April 30, 2022 included an impairment charge of approximately $1.0 million related to the cessation of use of conditioning equipment in Danbury, CT, which has been replaced by new equipment at our production facility in Torrington, CT.

Product revenues for the six months ended April 30, 2023 generated a gross profit of $4.6 million compared to a gross loss of $3.2 million for the six months ended April 30, 2022. The gross profit is a direct result of the product revenues recognized in the six months ended April 30, 2023 related to the expiration without exercise of KFC’s module purchase option, particularly as there were no corresponding costs associated with the recognition of these revenues.

For the six months ended April 30, 2023, we operated at an annualized production rate of approximately 33.4 MW, compared to the annualized production rate of 39.6 MW for the six months ended April 30, 2022. The lower annualized production rate for the six months ended April 30, 2023 is primarily a result of reduced staffing levels during the six months ended April 30, 2023.

Service agreements revenues

Service agreements revenues and related costs for the six months ended April 30, 2023 and 2022 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2023	2022	$	%
Service agreements revenues	$40,072	$4,806	$35,266	734%
Cost of service agreements revenues	31,058	5,405	25,653	475%
Gross profit (loss) from service agreements revenues	$9,014	$(599)	$9,613	(1,605)%
Service agreements revenues gross margin	22.5%	(12.5)%

Service agreements revenues for the six months ended April 30, 2023 increased $35.3 million to $40.1 million from $4.8 million for the six months ended April 30, 2022. Service agreements revenues recognized during the six months ended April 30, 2023 were primarily driven by two new module exchanges at the plant in Woodbridge, CT, which originally achieved commercial operations in fiscal year 2017, and ten new module exchanges at the plants owned by Korea Southern Power Company in Korea, which achieved commercial operations in fiscal year 2018. The increase in revenues for the six months ended April 30, 2023 is primarily due to the fact that 12 new module exchanges occurred during the period, while there were no new module exchanges during the six months ended April 30, 2022.

Cost of service agreements revenues increased $25.7 million to $31.1 million for the six months ended April 30, 2023 from $5.4 million for the six months ended April 30, 2022. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges. The increase is primarily due to the fact that 12 new module exchanges occurred during the six months ended April 30, 2023, while there were no new module exchanges during the six months ended April 30, 2022.

Overall gross profit from service agreements revenues was $9.0 million for the six months ended April 30, 2023 which increased from a gross loss of $0.6 million for the six months ended April 30, 2022. The overall gross margin was 22.5% for the six months ended April 30, 2023 compared to a gross margin loss of 12.5% in the comparable prior year period. Gross margin was higher during the six months ended April 30, 2023 primarily due to the fact that 12 new module exchanges were completed during the six months ended April 30, 2023 (compared to no new module exchanges during the six months ended April 30, 2022) and that such module exchanges were performed pursuant to service agreements with higher margins.

Generation revenues

Generation revenues and related costs for the six months ended April 30, 2023 and 2022 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2023	2022	$	%
Generation revenues	$17,997	$16,546	$1,451	9%
Cost of generation revenues	33,683	24,842	8,841	36%
Gross loss from generation revenues	$(15,686)	$(8,296)	$(7,390)	89%
Generation revenues gross margin	(87.2)%	(50.1)%

Revenues from generation for the six months ended April 30, 2023 totaled $18.0 million, which represents an increase of $1.5 million from revenue recognized of $16.5 million for the six months ended April 30, 2022. Generation revenues for the six months ended April 30, 2023 and 2022 reflect revenue from electricity generated under our PPAs and the sale of renewable energy credits. The increase in generation revenues in the six months ended April 30, 2023 is primarily due to the fact that we recorded a full six-months of generation revenues associated with the Long Island Power Authority (“LIPA”) project in Yaphank, New York (which achieved commercial operations in December 2021) and the fact that the Groton Project achieved commercial operations and began generating revenues in the first quarter of fiscal year 2023.

Cost of generation revenues totaled $33.7 million in the six months ended April 30, 2023. The increase from the comparable prior year period was primarily due to expensed construction costs of approximately $11.6 million related to the Toyota project (while construction costs for the comparable prior year period were $7.2 million) and costs of approximately $2.3 million related to the increased size of the installed fleet with the Groton Project achieving commercial operations, offset by lower operating costs for existing plants due to efficiencies resulting from plant maintenance activities and module exchanges.  Cost of generation revenues also includes an impairment charge of $2.4 million for the six months ended April 30, 2023 relating to a project asset for which a PPA was ultimately not awarded.

Cost of generation revenues included depreciation and amortization of approximately $9.5 million and $7.7 million for the six months ended April 30, 2023 and 2022, respectively.

The decrease in generation revenues gross margin is primarily related to the $11.6 million of costs being expensed related to the Toyota project, partially offset by higher margins from the operating fleet (due in part to the higher operating output of the generation fleet portfolio) compared to the six months ended April 30, 2022.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the six months ended April 30, 2023 and 2022 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2023	2022	$	%
Advanced Technologies contract revenues	$8,258	$8,827	$(569)	(6)%
Cost of Advanced Technologies contract revenues	7,022	6,897	125	2%
Gross profit from Advanced Technologies contracts	$1,236	$1,930	$(694)	(36)%
Advanced Technologies contract gross margin	15.0%	21.9%

Advanced Technologies contract revenues decreased to $8.3 million for the six months ended April 30, 2023 from $8.8 million for the six months ended April 30, 2022. Compared to the six months ended April 30, 2022, Advanced Technologies contract revenues recognized under the EMTEC Joint Development Agreement were approximately $0.4 million higher during the six months ended April 30, 2023 and revenue recognized under government contracts and other contracts were approximately $1.0 million lower for the six months ended April 30, 2023 as a result of the allocation of engineering resources during the period.

Cost of Advanced Technologies contract revenues were $7.0 million for the six months ended April 30, 2023, compared to $6.9 million for the same period in the prior year.

Advanced Technologies contracts for the six months ended April 30, 2023 generated a gross profit of $1.2 million compared to a gross profit of $1.9 million for the six months ended April 30, 2022. The lower gross profit was primarily due to the higher expenses recognized under government contracts during the six months ended April 30, 2023, offset by favorable margins under the EMTEC Joint Development Agreement during the six months ended April 30, 2023 compared to the six months ended April 30, 2022.

Administrative and selling expenses

Administrative and selling expenses were $30.1 million and $50.2 million for the six months ended April 30, 2023 and 2022, respectively. The six months ended April 30, 2022 included non-recurring legal expenses of $24.0 million associated with the settlement of the Company’s disputes with POSCO Energy and KFC. Excluding the $24.0 million in legal fees, administrative and selling expenses were higher during the six months ended April 30, 2023 than during the six months ended April 30, 2022 primarily due to an increase in compensation expense resulting from an increase in headcount.

Research and development expenses

Research and development expenses increased to $27.4 million for the six months ended April 30, 2023 compared to $12.7 million for the six months ended April 30, 2022. The increase is primarily due to an increase in spending on the Company’s ongoing commercial development efforts related to our solid oxide power generation and electrolysis platforms and carbon separation and carbon capture solutions compared to the comparable prior year period.

Loss from operations

Loss from operations for the six months ended April 30, 2023 was $58.3 million compared to $73.1 million for the six months ended April 30, 2022. This decrease was driven by a $5.4 million decrease in operating expenses for the six months ended April 30, 2023 primarily as a result of decreased administrative and selling expenses compared to the six months ended April 30, 2022, offset by higher research and development expenses compared to the six months ended April 30, 2022. The decrease in loss from operations was also due, in part, to a lower gross loss of $0.9 million in the six months ended April 30, 2023, compared to gross loss of $10.2 million in the six months ended April 30, 2022. The lower gross loss was driven by higher service agreements gross margin, partially offset by an increase of $4.4 million in non-capitalizable costs related to construction of the Toyota project, and an increase in generation gross loss as a result of the project asset impairment charge of $2.4 million (excluding the impact of non-capitalizable costs related to construction of the Toyota project).

Interest expense

Interest expense for the six months ended April 30, 2023 and 2022 was $3.0 million and $3.1 million, respectively. Interest expense for both periods includes interest associated with finance obligations for failed sale-leaseback transactions and interest on the then-outstanding loans associated with the Bridgeport Fuel Cell Project.

Interest income

Interest income was $7.1 million and $0.1 million for the six months ended April 30, 2023 and 2022, respectively. Interest income for the six months ended April 30, 2023 represents $5.6 million of interest earned on money market investments and $1.5 million of interest earned on U.S. Treasury Securities.

Other expense, net

Other expense, net was $0.2 million for the six months ended April 30, 2023 compared $0.1 million for the six months ended April 30, 2022, and primarily represents foreign currency exchange losses for each of the six month periods ended April 30, 2023 and 2022.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Provision for income tax recorded for the six months ended

April 30, 2023 and 2022 was $0.6 million and $0, respectively. The provision for income tax recorded for the six months ended April 30, 2023 reflects the realization of withholding taxes on customer deposits.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $1.6 million for each of the six month periods ended April 30, 2023 and 2022.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of our tax equity financings with East West Bank and REI.

For the six months ended April 30, 2023, net income attributable to noncontrolling interest totaled $0.8 million for the LIPA Yaphank project tax equity financing transaction with REI. For the six months ended April 30, 2022, net loss allocated to noncontrolling interest totaled $5.4 million for the LIPA Yaphank tax equity financing transaction with REI. The net loss for the six months ended April 30, 2022 was primarily driven by the Investment Tax Credit (“ITC”) attributable to the noncontrolling interest for the 2021 tax year.  The ITC reduces the noncontrolling interests’ claim on hypothetical liquidation proceeds in the HLBV waterfall.  This reduction in liquidation proceeds drove the loss in the six months ended April 30, 2022.

For the six months ended April 30, 2023, net loss attributable to noncontrolling interests totaled $2.9 million for the Groton Project tax equity financing transaction with East West Bank. There was no comparable net loss for the six months ended April 30, 2022, as the Groton Project tax equity transaction closed and the Groton Project began operations in the first quarter of fiscal year 2023. The net loss for the six months ended April 30, 2023 is primarily driven by the ITC attributable to the noncontrolling interest for the 2022 tax year.  The ITC reduces the noncontrolling interests’ claim on hypothetical liquidation proceeds in the HLBV waterfall.  This reduction in liquidation proceeds drove the loss in the six months ended April 30, 2023.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the six month periods ended April 30, 2023 and 2022, net loss attributable to common stockholders was $54.5 million and $72.4 million, respectively, and loss per common share was $0.13 and $0.20, respectively. The decrease in the net loss attributable to common stockholders for the six months ended April 30, 2023 is primarily due to the gross profit for the six months ended April 30, 2023 compared to gross loss for the six months ended April 30, 2022, as well as lower operating expenses during the six months ended April 30, 2023. The lower net loss per common share for the six months ended April 30, 2023 as compared to the six months ended April 30, 2022 is primarily due to due to the lower net loss attributable to common stockholders and the higher number of weighted average shares outstanding due to share issuances since April 30, 2022.

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

As of April 30, 2023, unrestricted cash and cash equivalents totaled $246.8 million compared to $458.1 million as of October 31, 2022. During the six months ended April 30, 2023, the Company invested $138.2 million in United States (U.S.) Treasury Securities and $63.3 million of the U.S. Treasury Securities matured. The amortized cost of the U.S. Treasury Securities outstanding as of April 30, 2023 totaled $76.4 million as of April 30, 2023 (compared to $0 as of October 31, 2022) and is classified as Investments – short-term  on the Consolidated Balance Sheets. The maturity dates for the outstanding U.S. Treasury Securities range from May 4, 2023 to October 5, 2023.

On July 12, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to 95.0 million shares of the Company’s common stock. From the date of the Open Market Sale Agreement through April 30, 2023, the Company sold approximately 19.4 million shares under the Open Market Sale Agreement at an average sale price of $3.60 per share, resulting in gross proceeds of approximately $70.0 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $68.0 million after deducting commissions and fees totaling approximately $2.0 million. During the three and six months ended April 30, 2023, approximately 0.9 million shares were sold under the Open Market Sale Agreement at an average sale price of $3.02 per share, resulting in gross proceeds of approximately $2.9 million before deducting commissions and fees, and net proceeds of $2.7 million after deducting commissions and fees totaling approximately $0.2 million. As of April 30, 2023, approximately 75.6 million shares were available for issuance under the Open Market Sale Agreement. The Company currently intends to use the net proceeds from this offering to accelerate the development and commercialization of its product platforms (including, but not limited to, its solid oxide and carbon capture platforms), for project development, market development, and internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes. The Company may also use the net proceeds from this offering to invest in joint ventures, acquisitions, and strategic growth investments and to acquire, license or invest in products, technologies or businesses that complement its business.

Subsequent to the end of the quarter, the Company entered into a project financing facility and extinguished its then-outstanding indebtedness to Liberty Bank and Fifth Third Bank.  In connection with the extinguishment of the Company’s indebtedness to Liberty Bank and Fifth Third Bank, approximately $11.2 million of restricted cash was released to the Company from Liberty Bank and Fifth Third Bank. Taking into consideration the release of such funds, the total net proceeds to the Company from the financing facility and related transactions were approximately $46.1 million, which will be classified as unrestricted cash on the Company’s Consolidated Balance Sheet. See Note 18. “Subsequent Events” for additional information.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, funds received upon the maturity of U.S. Treasury Securities, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

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

Our generation operating portfolio (43.7 MW as of April 30, 2023, which includes 7.4 MW attributed to the design rated output of the Groton Project although the Groton Project has been operating below its rated capacity at an output of approximately 6.0 MW since commencement of commercial operations) contributes higher long-term cash flows to the Company than if these projects had been sold. We expect generation revenue to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company plans to continue to grow this portfolio while also selling projects to investors. As of April 30, 2023, the Company had projects representing an additional 19.4 MW in various stages of development and construction, which projects are expected to generate operating cash flows in future periods, if completed. Retaining long-term cash flow positive projects, combined with our service fleet, is expected to result in reduced reliance on new project sales to achieve cash flow positive operations, however, operations and performance issues could impact results. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of April 30, 2023, net debt outstanding related to project assets was $67.8 million. Future required payments totaled $28.7 million as of April 30, 2023. The outstanding finance obligations under our sale-leaseback transactions, which totaled $57.0 million as of April 30, 2023, include an embedded gain of $39.1 million representing the current carrying value of finance obligations less future required payments, which will be recognized at the end of the applicable lease terms.

Our generation operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation operating portfolio as of April 30, 2023:

Project Name	Location	Power Off - Taker	Rated Capacity (MW) (1)		Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4		Q2 ‘12	15
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4		Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6		Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4		Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9		Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8		Q1 '20	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4		Q3'21	20
LIPA Yaphank Project	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4		Q1'22	18
Groton Project	Groton, CT	CMEEC (CT Electric Co-op)	7.4	(2)	Q1'23	20
		Total MW Operating:	43.7
(1)	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations, except with respect to the Groton Project. The Groton Project commenced commercial operations in December 2022 operating at, and is and was as of April 30, 2023 operating at, only approximately 6.0 MW as discussed in additional detail in footnote (2) below. The initial operating output of the Groton Project is and will be approximately 6.0 MW until the Technical Improvement Plan described below in footnote (2) is fully implemented. Full implementation of the Technical Improvement Plan is expected to bring this platform to its design rated output of 7.4 MW. Accordingly, rated capacity with respect to the Groton Project is the platform’s expected design rated output at the time of the full implementation of the Technical Improvement Plan.
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

The following table summarizes projects in process, all of which are in backlog, as of April 30, 2023:

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

The projects listed in the above table are in various stages of development or on-site construction and installation. Current project updates are as follows:

●	Toyota - Port of Long Beach, CA – The Toyota Project. This 2.8 MW Tri-generation platform is expected to produce electricity (at an expected net output of 2.3 MW), hydrogen and water. We have completed the construction work on this Tri-generation project at the Port of Long Beach for Toyota (the “Toyota project”), and the fuel cell platform has advanced to the commissioning phase of project deployment. Effective as of May 31, 2023, the Company entered into another amendment of its Hydrogen Power Purchase Agreement (as amended, the “HPPA”) with Toyota, pursuant to which the contractually required commercial operations date has been extended from July 8, 2023 to October 11, 2023. In the event that we do not achieve commercial operations on or before the deadline of October 11, 2023, Toyota will have the right to terminate the HPPA. However, we anticipate that the remaining commissioning activity will be completed and commercial operations will be achieved in the third fiscal quarter of 2023.

●	Derby, CT. On-site construction of this 14 MW project continues to advance and the Company has largely completed the foundational construction and the installation of the majority of the balance of plant components on site. Four of the ten modules required for the project have already been delivered for installation. The remaining six fuel cell modules are currently in production and slated to be completed in our Torrington manufacturing facility over the next two fiscal quarters. This utility scale fuel cell platform will contain five SureSource 3000 fuel cell systems that will be installed on engineered platforms alongside the Housatonic River. To date, the Company has invested approximately $39.9 million into the project, and our current expectation is that this project will commence commercial operations in the fourth calendar quarter of 2023.

In addition, on-site civil construction of the 2.8 MW project located in Derby, CT is advancing. Our current expectation is that this project will also commence commercial operations in the fourth calendar quarter of 2023.

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $73.7 million as of April 30, 2023, compared to $121.3 million as of April 30, 2022. Service agreements backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements.

●	Generation backlog totaled $926.0 million as of April 30, 2023, compared to $1.1 billion as of April 30, 2022. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs.
●	Product backlog as of April 30, 2023 was $26 thousand, compared to $60.2 million as of April 30, 2022.
●	Advanced Technologies contract backlog totaled $22.6 million as of April 30, 2023, compared to $35.4 million as of April 30, 2022. Advanced Technologies contract backlog primarily represents remaining revenue under the EMTEC Joint Development Agreement and government projects.

Backlog decreased by approximately 23% to $1.02 billion as of April 30, 2023, compared to $1.33 billion as of April 30, 2022, as a result of a reduction in generation backlog due to the decision to not move forward with certain generation projects during the fourth quarter of fiscal year 2022 and also due, in part, to the timing of revenue recognition under product, generation and service agreements since April 30, 2022.

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

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2023 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of April 30, 2023, unrestricted cash and cash equivalents totaled $246.8 million and short-term investments in U.S. Treasury Securities totaled $76.4 million. Such securities have maturity dates ranging from May 4, 2023 to October 5, 2023.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes.
●	We manage production rate based on expected demand and project schedules. Changes to production rate take time to implement. During the six months ended April 30, 2023, we operated at an annualized production rate of approximately 33.4 MW, compared to an annualized production rate for the six months ended April 30, 2022 of 39.6 MW. During the three months ended April 30, 2023, we operated at an annualized production rate of approximately 28.7 MW, compared to an annualized production rate of approximately 40.8 MW for the three months ended April 30, 2022. This reduction in annualized production rates is primarily due to reduced staffing levels in our Torrington facility during the first half of the fiscal year. Our annualized production rate has recently increased, and we are planning to operate at a higher annualized production rate in the second half of the fiscal year in support of project backlog and service requirements.

●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of April 30, 2023 and October 31, 2022 was $48.3 million ($25.6 million of which is classified as “Other assets”) and $25.6 million ($9.7 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

●	The amount of total inventory as of April 30, 2023 and October 31, 2022 was $94.8 million ($7.5 million is classified as long-term inventory) and $98.5 million ($7.5 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $55.6 million and $67.8 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and in use of cash as of any given balance sheet date.
●	The amount of total project assets as of April 30, 2023 and October 31, 2022 was $237.2 million and $232.9 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of April 30, 2023 consisted of $174.1 million of completed, operating installations and $63.1 million of projects in development. As of April 30, 2023, we had 43.7 MW of operating project assets (which includes 7.4 MW attributed to the design rated output of the Groton Project although the Groton Project has been operating below its rated capacity at an output of approximately 6.0 MW since commencement of commercial operations) that generated $18.0 million of revenue in the six months ended April 30, 2023.
●	As of April 30, 2023, the Company had 19.4 MW of projects under development and construction. To build out this portfolio, as of April 30, 2023, we estimate the remaining investment in project assets to be made during fiscal year 2023 to be in the range of approximately $45.0 million to $65.0 million, which includes amounts expensed for the Toyota project. To fund such expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the projects under development become operational, the Company will seek to obtain permanent financing (tax equity and debt) which would be expected to return cash to the business. For the six months ended April 30, 2023, capitalized project asset expenditures were $19.8 million. In addition, the Company expensed costs related to the Toyota project which totaled $11.6 million for the six months ended April 30, 2023.
●	Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the eighteen year PPA for our LIPA Yaphank Project, the initial two years of the twenty year PPA for our 14.0 MW Derby project, and the initial two years of the twenty year hydrogen power purchase agreement for our Toyota project; and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure.

There are currently three projects in development with fuel sourcing risk, which are the Toyota project, which requires procurement of RNG, and our Derby, CT 14.0 MW and 2.8 MW projects, both of which require natural gas for which there is no pass-through mechanism. Two-year fuel supply contracts have been executed for the Toyota project and the 14.0 MW project in Derby, CT. The Company will look to extend the duration of these contracts should market and credit conditions allow.  Fuel sourcing and risk mitigation strategies for the 2.8 MW project in Derby, CT are being assessed and will be implemented as project operational dates become firm. Such strategies may require cash collateral or reserves to secure fuel or related contracts. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby project assets and further charges for the Toyota project asset.

●	Commitments for property, plant and equipment are expected to range between $60.0 million to $90.0 million for fiscal year 2023, which includes expected investments in our manufacturing facilities for molten carbonate (including carbon capture) and solid oxide production capacity expansion, the addition of test facilities for new products and components, the expansion of our laboratories and upgrades to and expansion of our business systems. Actual cash outlay for such capital expenditures will be dependent on, among other things, the timing of receipt of equipment and the payment terms negotiated with suppliers, but we expect that cash for such capital expenditures will be expended over fiscal years 2023 and 2024.

Included in projected expenditures associated with the capacity expansion for molten carbonate is equipment to launch the carbon capture platform manufacturing required for the assembly of the jointly developed technology with EMTEC. The solid oxide production capacity expansion is underway in our Calgary, Canada facility and is expected to increase the capacity of the facility from 1 MW to 10 MW per year of solid oxide fuel cell (“SOFC”) production or from 4 MW to 40 MW per year of solid oxide electrolysis cell (“SOEC”) production by the middle of fiscal year 2024.

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

The Company continues to invest in capability with the goal of reducing production bottlenecks and driving productivity, including investments in automation, laser welding, and the construction of additional integrated conditioning capacity. The Company also constructed a SureSource 1500 in Torrington during fiscal year 2022, which operates as a testing facility for qualifying new supplier components and performance testing and validation of continued platform innovations. During fiscal year 2023, the Company is investing to add engineered carbon separation capability to the onsite SureSource 1500. This product enhancement will allow potential customers to observe the operating plant and, given the targeted market of food and beverage companies, will allow for the sampling and testing of separated CO2 to verify quantity, quality or purity requirements.

Solid Oxide Platform: During the six months ended April 30, 2023, Versa Ltd., a subsidiary of FuelCell Energy, entered into a lease expansion, extension and amending agreement which expanded the space to be leased by Versa Ltd. in Calgary, Alberta, Canada to include an additional approximately 48,000 square feet, for a total of approximately 80,000 square feet of space. The Company took possession of part of the additional space on April 1, 2023 and took possession of the rest of the additional space on June 1, 2023 after certain leasehold improvements were made to support increased manufacturing.  In addition, long-lead process equipment has been ordered to facilitate the expansion of manufacturing capacity for the solid oxide platforms in Calgary. Upon the completion of the Calgary capacity expansion, the Company expects that it will be able to increase annual production capacity and that it will be capable of delivering up to 40 MWs of annualized SOEC production per year. As part of this expansion, the Company has hired and trained additional staff for a 3-shift production operation.

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

The expansion of the Calgary manufacturing facility is phase 1 of the Company’s planned operational expansion of production capability. While this expansion is expected to increase our production capacity from 4 MWs per year to 40 MWs per year of SOECs, the Company also plans to add an additional 400 MW of solid oxide manufacturing capacity in the United States. Early facility design and engineering requirements have been developed, and the Company has engaged in an extensive search in the United States for a potential location for a new manufacturing facility, which will be incremental to the Calgary facility. We anticipate announcing more details regarding our plans for solid oxide production expansion into the United States later this fiscal year.

Lastly, the Company is in the process of examining or actively applying for various financial programs offered by both Canada and the United States to provide subsidies, investment tax credits and other assistance with the goal of expanding capacity for clean energy manufacturing.

●	Company-funded research and development expenses are expected to be in the range between $50.0 million and $70.0 million for fiscal year 2023. During the six months ended April 30, 2023, we incurred a total of $27.4 million of Company-funded research and development expenses as we continued to accelerate commercialization of our Advanced Technologies solutions including distributed hydrogen, hydrogen based long duration energy storage and hydrogen power generation. The Company continues to advance its solid oxide platform research, including increasing production of solid oxide fuel cell modules and expanding manufacturing capacity. The Company continues to work with Idaho National Laboratories on a demonstration high-efficiency electrolysis platform. This project, done in conjunction with the U.S. Department of Energy, is intended to demonstrate that the Company’s platform can operate at higher electrical efficiency than currently available electrolysis technologies through the inclusion of an external heat source. To further accelerate the commercialization activity for the solid oxide platform, the Company recently commenced the design and construction of two advanced prototypes targeted for fiscal year 2023 completion: (i) a 250 kW power generation platform, and (ii) a 1 MW high-efficiency electrolysis platform.

●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of April 30, 2023, we had pledged approximately $30.2 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.
●	On August 16, 2022, the U.S. Inflation Reduction Act (“IRA” or the "Act") was signed into law. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing and production. The IRA includes provisions that provide incentives for clean energy through enhancement of the Investment Tax Credit (“ITC”) program, Production Tax Credits for clean energy component sourcing and production in the United States, enhancements to Section 45Q of the Internal Revenue Code which provides credits for carbon oxide sequestration intended to incentivize investment in carbon capture and sequestration, and certain incentives for clean energy projects that use environmental brownfield sites and/or are located in economically challenged areas. In addition, the Act would provide a 10-year Production Tax Credit (“PTC”) for the production of clean hydrogen at a qualified facility that begins construction prior to January 1, 2033, with the option to elect the ITC in lieu of the PTC. The Company views the enactment of the IRA as favorable for the overall business climate for fuel cell manufacturers, however, the Company is continuing to evaluate the overall impact and applicability of the IRA to the Company’s current and planned products and the markets in which the Company seeks to sell its products.
●	As global policies evolve, there may be incentives available to the Company and potential customers that may help to accelerate the growth of projects utilizing FuelCell Energy’s platform. We continue to see broad support for the energy transition through legislation and economic incentives globally. For example, the European Union recently proposed an approximately $270 billion program that would offer tax breaks for businesses investing in net-zero technology, and in Korea, the Korean Hydrogen Economy Roadmap aims to produce 6.2 million fuel cell electric vehicles and deploy at least 1,200 hydrogen refueling stations by 2040. Additionally, Japan’s Sixth Strategy Energy Plan would target decarbonizing power sources through increased hydrogen production as well as the broad deployment of carbon capture utilization and sequestration technology.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended April 30, 2023 and 2022, depreciation and amortization totaled $6.6 million and $5.3 million, respectively (of these totals, approximately $5.3 million and $4.1 million for the three months ended April 30, 2023 and 2022, respectively, relate to depreciation and amortization of project assets in our generation operating portfolio). For the six months ended April 30, 2023 and 2022, depreciation and amortization totaled $12.0 million and $11.1 million, respectively (of these totals, approximately $9.5 million and $7.7 million for the six months ended April 30, 2023 and 2022, respectively, relate to depreciation of project assets in our generation operating portfolio).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $277.1 million as of April 30, 2023 compared to $481.0 million as of October 31, 2022. As of April 30, 2023, unrestricted cash and cash equivalents was $246.8 million compared to $458.1 million of unrestricted cash and cash equivalents as of October 31, 2022. As of April 30, 2023, restricted cash and cash equivalents was $30.2 million, of which $4.8 million was classified as current and $25.5 million was classified as non-current, compared to $23.0 million of restricted cash and cash equivalents as of October 31, 2022, of which $4.4 million was classified as current and $18.6 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Six Months Ended April 30,
(dollars in thousands)	2023	2022
Consolidated Cash Flow Data:
Net cash used in operating activities	$(88,670)	$(64,707)
Net cash used in investing activities	(111,570)	(29,088)
Net cash (used in) provided by financing activities	(4,026)	123,375
Effects on cash from changes in foreign currency rates	296	(240)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(203,970)	$29,340

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $88.7 million during the six months ended April 30, 2023, compared to $64.7 million of net cash used in operating activities during the six months ended April 30, 2022.

Net cash used in operating activities for the six months ended April 30, 2023 was primarily a result of the net loss of $55.0 million, increases in unbilled receivables of $21.2 million, other assets of $10.6 million and accounts receivable of $1.6 million and decreases in deferred revenue of $20.7 million, accrued liabilities of $4.3 million and accounts payable of $1.5 million partially offset by decreases in inventory of $3.6 million and non-cash adjustments of $23.1 million.

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

Investing Activities – Net cash used in investing activities was $111.6 million for the six months ended April 30, 2023, compared to net cash used in investing activities of $29.1 million during the six months ended April 30, 2022.

Net cash used in investing activities for the six months ended April 30, 2023 included $138.2 million for the purchase of  U.S. Treasury Securities, $19.8 million of project asset expenditures and $16.9 million of capital expenditures offset by funds received from the maturity of U.S. Treasury Securities of $63.3 million.

Net cash used in investing activities for the six months ended April 30, 2022 included $18.7 million of project asset expenditures and $10.4 million of capital expenditures.

Financing Activities – Net cash used in financing activities was $4.0 million during the six months ended April 30, 2023, compared to net cash provided by financing activities of $123.4 million during the six months ended April 30, 2022.

Net cash used in financing activities during the six months ended April 30, 2023 resulted from debt repayments of $4.5 million, payments for taxes related to net share settlement of equity awards of $0.3 million, payment of $1.6 million in preferred dividends and distribution to noncontrolling interest of $0.2 million offset by $2.7 of net proceeds from sales of common stock.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of April 30, 2023 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$100,807	$90,417	$10,276	$114	$-
Term loans (principal and interest)	25,359	7,924	10,968	3,596	2,871
Capital and operating lease commitments (2)	19,752	1,226	2,616	2,607	13,303
Sale-leaseback finance obligations (3)	16,430	3,267	6,456	3,255	3,452
Natural gas and biomethane gas supply contracts (4)	36,843	12,572	19,513	3,937	821
Series B Preferred dividends payable (5)	-	-	-	-	-
Totals	$199,191	$115,406	$49,829	$13,509	$20,447
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on finance and operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and PNC Energy Capital, LLC (“PNC”) and/or Crestmark Equipment Finance (“Crestmark”) (as applicable). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period. See Note 18. “Subsequent Events” for information regarding the termination of our sale-leaseback arrangements with PNC subsequent to the end of the quarter.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract for the Company’s Yaphank project with an estimated annual cost per year of $2.0 million, under which service was expected to begin on November 1, 2021. Actual service began under the contract on December 7, 2021 to coincide with our commissioning schedule. During the second quarter of fiscal year 2023, the Company entered into a 2-year Biomethane gas contract for the Company’s Toyota project, under which service is expected to begin on May 1, 2023. Also, during the second quarter of fiscal year 2023, the Company entered into a 29-month natural as contract for the Company’s Derby project, under which service is expected to begin on June 1, 2023. The costs of the contracts are expected to be offset by generation revenues.
(5)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at April 30, 2023) for 20 trading days during any consecutive 30 trading day period.

Outstanding Loans as of April 30, 2023

As noted below, some of the loans and agreements described below were modified, terminated or repaid, in whole or in part, following the end of the quarter.  The terms and conditions of such loans and agreements described below were the terms and conditions in effect as of April 30, 2023, prior to such modifications, terminations or repayments, except where otherwise stated.

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

The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank until the loans are repaid in full. The Green Bank Amendment further provides that any unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Station Fuel Cell, LLC (“Groton Fuel Cell”) to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required to prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance under the original Green Bank Loan Agreement and the December 2019 Loan as of April 30, 2023 was $4.8 million. Subsequent to April 30, 2023, approximately $1.8 million of the outstanding balance was paid off (for additional information, refer to Note 18. “Subsequent Events”).

Bridgeport Fuel Cell Project Loans

On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC (a subsidiary of the Company following the closing) entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor. As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84-month period ending in May 2026. The Subordinated Credit Agreement contains a debt coverage ratio which is required to be maintained and may not be less than 1.10 as of the end of each fiscal quarter, beginning with the quarter ended July 31, 2020. The balance under the Subordinated Credit Agreement as of April 30, 2023 was $3.1 million.

On May 9, 2019, in connection with the closing of the purchase of the Bridgeport Fuel Cell Project, BFC  entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third Bank as co-lead arranger and interest rate swap hedger (the “BFC Credit Agreement”), whereby (i) Fifth Third Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition; and (ii) Liberty Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition. As security for the BFC Credit Agreement, Liberty Bank and Fifth Third Bank were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain fuel cell modules that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii) FuelCell Energy Finance, LLC’s (a wholly-owned subsidiary of the Company and then the direct parent of BFC) ownership interest in BFC. The maturity date under the BFC Credit Agreement is May 9, 2025. Monthly principal and interest are to be paid in arrears in an amount sufficient to fully amortize the term loan over a 72-month period. BFC has the right to make additional principal payments or pay the balance due under the BFC Credit Agreement in full, provided that it pays any associated breakage fees with regard to the interest rate swap agreements fixing the interest rate. The interest rate under the BFC Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points.

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three months ended April 30, 2023 and 2022 resulted in a $0.04 million loss and a $0.3 million gain, respectively, and for the six months ended April 30, 2023 and 2022 resulted in a $0.1 million loss and a $0.5 million gain, respectively. The fair value of the interest rate swap asset at April 30, 2022 and October 31, 2022 was $0.2 million and $0.3 million, respectively. On August 1, 2022, the Company entered into an amendment to its interest rate swap agreement that replaced LIBOR with Term Secured Overnight Financing Rate (“SOFR”) effective as of June 2023.

The BFC Credit Agreement requires BFC to maintain a debt service reserve. Each of Liberty Bank and Fifth Third Bank also has an operation and module replacement reserve (“O&M Reserve”) under the BFC Credit Agreement. BFC is required to deposit $0.1 million per month into each O&M Reserve for the first five years of the BFC Credit Agreement, with such funds to be released at the sole discretion of Liberty Bank and Fifth Third Bank, as applicable. BFC is also required to maintain excess cash flow reserve accounts at each of Liberty Bank and Fifth Third Bank. Excess cash flow consists of cash generated by BFC from the Bridgeport Fuel Cell Project after payment of all expenses (including after payment of intercompany service fees to the Company), debt service to Liberty Bank and Fifth Third Bank, the funding of all required reserves, and payments to Connecticut Green Bank for the subordinated facility. BFC is also required to maintain a debt service coverage ratio of not less than 1.20, measured for the trailing year based on fiscal quarters beginning with the quarter ended July 31, 2020. The Company was in compliance with the debt service coverage ratio as of April 30, 2023. The Company has certain quarterly and annual financial reporting requirements under the BFC Credit Agreement. The annual financial statements to be provided pursuant to such requirements are to be audited and accompanied by a report of an independent certified public accountant, which report shall not include a “going concern” matter of emphasis or any qualification as to the scope of such audit.

Subsequent to April 30, 2023, (i) all amounts outstanding under the BFC Credit Agreement and the Subordinated Credit Agreement were paid off, in full, (ii) the BFC Credit Agreement, the Subordinated Credit Agreement, and related promissory notes and security agreements were terminated, and (iii) the rights and obligations arising out of the swap transactions contemplated by the Swap Agreement were terminated and waived and the Swap Agreement was effectively terminated (for additional information, refer to Note 18. “Subsequent Events”).

State of Connecticut Loan

In October 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut (the “Assistance Agreement”) and received a disbursement of $10.0 million, which was used for the first phase of the expansion of the Company’s Torrington, Connecticut manufacturing facility. In conjunction with this financing, the Company entered into a $10.0 million promissory note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Interest accrues at a fixed interest rate of 2.0%, and the loan is repayable over 15 years from the date of the first advance, which occurred in October of 2015. Principal payments were deferred for four years from disbursement and began on December 1, 2019. Under the Assistance Agreement, the Company was eligible for up to $5.0 million in loan forgiveness if the Company created 165 full-time positions and retained 538 full-time positions for two consecutive years (as amended from time to time, the “Employment Obligation”) as measured on October 28, 2017 (as amended from time to time, the “Target Date”). The Assistance Agreement was subsequently amended in April 2017 to extend the Target Date by two years to October 28, 2019.

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extended the Target Date to October 31, 2022 and amended the Employment Obligation to require the Company to continuously maintain a minimum of 538 full-time positions for 24 consecutive months. If the Company met the Employment Obligation, as modified by the Second Amendment, and created an additional 91 full-time positions, the Company would have received a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan. However, based on the Company’s headcount as of October 31, 2022, it did not meet this requirement and will not receive this credit. Because the Company did not meet the Employment Obligation under the Second Amendment, an accelerated payment penalty was to be assessed at a rate of $18,587.36 multiplied by the number of employees below the number of employees required by the Employment Obligation under the Second Amendment. Such penalty was to be applied first to accelerate the payment of any outstanding fees or interest due and then to accelerate the payment of outstanding principal. The Company estimates that it had an average of 359 employees over the applicable 24 consecutive month period. As a result, $3.3 million of the loan has been reclassified to current, which represents the accelerated payment penalty amount. Due to the amendment of the Assistance Agreement entered into following the end of the quarter, which extended the Target Date and updated the Employment Obligation as discussed in additional detail in Note 18. “Subsequent Events,” the Company does not expect to pay a penalty at this time.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Restricted Cash

We have pledged approximately $30.2 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of April 30, 2023, outstanding letters of credit totaled $9.1 million. These expire on various dates through December 2028. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of April 30, 2023 also included $5.8 million and $2.9 million primarily to support obligations under the power purchase and service agreements related to the PNC sale-leaseback transactions and the Crestmark sale-leaseback transactions, respectively, and $10.3 million relating to future obligations associated with the Bridgeport Fuel Cell Project. Refer to Note 16. “Restricted Cash” to our Consolidated Financial Statements for the six months ended April 30, 2023 included in this Quarterly Report on Form 10-Q for a more detailed discussion of the Company’s restricted cash balance.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power or other value streams delivered such as hydrogen, steam, water, and/or carbon from the Company’s fuel cell power platforms at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power platforms. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of April 30, 2023, our generation operating portfolio was 43.7 MW (which includes 7.4 MW attributed to the design rated output of the Groton Project although the Groton Project has been operating below its rated capacity at  an output of approximately 6.0 MW since commencement of commercial operations).

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of April 30, 2023, Advanced Technologies contract backlog totaled $22.6 million, of which $9.8 million is non-U.S. Government-funded, $11.6 million is U.S. Government-funded and $1.2 million is U.S. Government-unfunded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, which are not classified as debt. We do not guarantee any third-party debt. See Note 17. “Commitments and Contingencies” to our Consolidated Financial Statements for the three and six months ended April 30, 2023 included in this Quarterly Report on Form 10-Q for further information.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure Risk

We have invested in U.S. Treasury Securities with maturities ranging from more than three months to less than one year.  We expect to hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At April 30, 2023, our U.S. Treasury Securities had a carrying value of $76.4 million, which approximated fair value.  These investments have maturity dates ranging from May 2023 to October 2023 and a weighted average yield to maturity of 4.75%.

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of April 30, 2023, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of April 30, 2023, approximately 0.9% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and Korean Won) and we have no plans of repatriation. We make purchases from certain vendors and receive payment from certain customers in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. On August 1, 2022, the Company entered into an amendment to its interest rate swap agreement that replaced LIBOR with Term Secured Overnight Financing Rate (“SOFR”) effective as of June 2023. The fair value adjustments for the three months ended April 30, 2023 and 2022 resulted in a loss of $0.04 million and a gain of $0.3 million, respectively, and for the six months ended April 30, 2023 and 2022 resulted in a loss of $0.1 million and a gain of $0.5 million, respectively.

Subsequent to April 30, 2023, the Swap Agreement was terminated. For more information, refer to Note 18. “Subsequent Events.”

Project Fuel Price Exposure Risk

Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the eighteen year PPA for our LIPA Yaphank Project, the initial two years of the twenty year PPA for our 14.0 MW Derby project, and the initial two years of the twenty year hydrogen power purchase agreement for our Toyota project; and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure.

There are currently three projects in development with fuel sourcing risk, which are the Toyota project, which requires procurement of RNG, and our Derby, CT 14.0 MW and 2.8 MW projects, both of which require natural gas for which there is no pass-through mechanism. Two-year fuel supply contracts have been executed for the Toyota project and the 14.0 MW project in Derby, CT. The Company will look to extend the duration of these contracts should market and credit conditions allow.  Fuel sourcing and risk mitigation strategies for the 2.8 MW project in Derby, CT are being assessed and will be implemented as project operational dates become firm. Such strategies may require cash collateral or reserves to secure fuel or related contracts. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby project assets and further charges for the Toyota project asset.

Historically, this risk has not been material to our financial statements as our operating projects prior to April 30, 2023 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price fuel physical contracts. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, the Company performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A $1/Metric Million British Thermal Unit (“MMBTu”) increase in market pricing compared to our underlying project models would result in a cost impact of approximately $200,000 to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis. We have also conducted a sensitivity analysis on the impact of RNG pricing and a $10/MMBTu increase in market pricing compared to our underlying project models would result in an impact of approximately $2.0 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

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

Item 1A.         RISK FACTORS

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2022, filed with the Securities and Exchange Commission on December 20, 2022 (the “2022 Annual Report”), sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities. The following risk factor is being provided to supplement and update the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2022 Annual Report.

We have a limited number of shares of common stock available for issuance, which may limit our ability to raise capital.

We have historically relied on the equity markets to raise capital to fund our business and operations. As of April 30, 2023, we had only 93,216,287 shares of common stock available for issuance, of which 86,170,596 shares were reserved for issuance upon vesting or exercise of equity awards and options, under our employee stock purchase and equity incentive plans, and under our at-the-market offering program. At our 2023 annual meeting of stockholders, our stockholders did not approve our proposal to increase the number of shares of common stock that we are authorized to issue from 500,000,000 shares to 1,000,000,000 shares. The limited number of shares available for issuance may limit our ability to raise capital in the equity markets and satisfy obligations with shares instead of cash, which could adversely impact our ability to fund our business and operations.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 1, 2023 - February 28, 2023	—	$—	—	—
March 1, 2023 - March 31, 2023	27,447	2.80	—	—
April 1, 2023 - April 30, 2023	—	—	—	—
Total	27,447	$2.80	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

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

3.17	Amended and Restated By-Laws of the Company, dated December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 15, 2016).
4.1	Specimen of Common Share Certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1999).
10.1	Letter Agreement between ExxonMobil Technology and Engineering Company and FuelCell Energy, Inc. dated May 8, 2023.

Exhibit No.	Description

10.2

Lease Expansion and Amending Agreement – Short Term, dated February 20, 2023, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on March 9, 2023).

10.3

FuelCell Energy, Inc. 2018 Employee Stock Purchase Plan, as amended and restated effective as of May 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2023).

10.4

FuelCell Energy, Inc. Third Amended and Restated 2018 Omnibus Incentive Plan, effective as of May 22, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 22, 2023).

10.5

Financing Agreement, dated May 19, 2023, among FuelCell Energy Opco Finance 1, LLC (as Borrower), the Lenders party thereto, the LC Issuing Banks party thereto, and Investec Bank plc (as Administrative Agent and Collateral Agent) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.6

Omnibus Guarantee, Pledge and Security Agreement, dated May 19, 2023, made by FuelCell Energy Finance, LLC (as Pledgor), FuelCell Energy Opco Finance 1, LLC (as Borrower), and Bridgeport Fuel Cell, LLC, Groton Fuel Cell 1, LLC, Riverside Fuel Cell, LLC, SRJFC, LLC, FuelCell YT HoldCo, LLC, and New Britain Renewable Energy, LLC (as Subsidiary Guarantors) in favor of Investec Bank plc (as Collateral Agent) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.7

Depositary Agreement, dated May 19, 2023, by and among FuelCell Energy Opco Finance 1, LLC (as Borrower), Investec Bank plc (as Collateral Agent and Administrative Agent), and Liberty Bank (as Depositary Agent) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.8

ISDA 2002 Master Agreement, dated May 19, 2023, between Investec Bank plc and FuelCell Energy Opco Finance 1, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.9

ISDA Schedule to the 2002 Master Agreement, dated May 19, 2023, between Investec Bank plc and FuelCell Energy Opco Finance 1, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.10

ISDA 2002 Master Agreement, dated May 19, 2023, between Bank of Montreal and FuelCell Energy Opco Finance 1, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.11

ISDA Schedule to the 2002 Master Agreement, dated May 19, 2023, between Bank of Montreal and FuelCell Energy Opco Finance 1, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.12

Third Amendment to Assistance Agreement by and between the State of Connecticut Acting by the Department of Economic and Community Development, and FuelCell Energy, Inc., effective May 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2023).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

June 8, 2023	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)