Form 10-Q
period 2024-01-31
FUELCELL ENERGY INC
filed 2024-03-07
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of March 1, 2024:  451,862,054

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	January 31,	October 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$297,466	$249,952
Restricted cash and cash equivalents - short-term	5,957	5,159
Investments - short-term	-	103,760
Accounts receivable, net	3,346	3,809
Unbilled receivables	22,451	16,296
Inventories	102,859	84,456
Other current assets	13,152	12,881
Total current assets	445,231	476,313
Restricted cash and cash equivalents - long-term	45,376	44,465
Inventories - long-term	2,743	7,329
Project assets, net	260,790	258,066
Property, plant and equipment, net	97,941	89,668
Operating lease right-of-use assets, net	8,197	8,352
Goodwill	4,075	4,075
Intangible assets, net	15,752	16,076
Other assets	43,075	51,176
Total assets (1)	$923,180	$955,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,198	$10,067
Current portion of operating lease liabilities	694	599
Accounts payable	17,055	26,518
Accrued liabilities	22,323	26,313
Deferred revenue	3,616	2,406
Total current liabilities	53,886	65,903
Long-term deferred revenue and customer deposits	686	732
Long-term operating lease liabilities	8,912	8,992
Long-term debt and other liabilities	117,670	119,588
Total liabilities (1)	181,154	195,215
Redeemable Series B preferred stock (liquidation preference of $64,020 as of January 31, 2024 and October 31, 2023)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 1,000,000,000 shares authorized as of January 31, 2024 and October 31, 2023; 451,862,054 and 450,626,862 shares issued and outstanding as of January 31, 2024 and October 31, 2023, respectively	45	45
Additional paid-in capital	2,200,862	2,199,661
Accumulated deficit	(1,535,334)	(1,515,541)
Accumulated other comprehensive loss	(1,639)	(1,672)
Treasury stock, Common, at cost (290,866 and 246,468 shares as of January 31, 2024 and October 31, 2023, respectively)	(1,129)	(1,078)
Deferred compensation	1,129	1,078
Total stockholder's equity	663,934	682,493
Noncontrolling interests	18,235	17,955
Total equity	682,169	700,448
Total liabilities, redeemable Series B preferred stock and total equity	$923,180	$955,520
(1)	As of January 31, 2024 and October 31, 2023, the combined assets of the variable interest entities (“VIEs”) were $313,629 and $235,290, respectively, that can only be used to settle obligations of the VIEs. These assets include cash of $3,764, unbilled accounts receivable of 5,133, operating lease right of use assets of $1,676, other current assets of $127,511, restricted cash and cash equivalents of $624, project assets of $171,094 and other assets of $3,826 as of January 31, 2024, and cash of $4,797, unbilled accounts receivable of $1,876, other current assets of $50,713, operating lease right of use assets of $1,680, project assets of $170,444, derivative asset of $4,127 and other assets of $1,125 as of October 31, 2023. The combined liabilities of the VIEs as of January 31, 2024 include short-term operating lease liabilities of $203, accounts payable of $177,279, accrued liabilities of $21, long-term operating lease liability of $2,155 and other non-current liabilities of $229 and, as of October 31, 2023, include short-term operating lease liabilities of $203, accounts payable of $165,824, long-term operating lease liability of $2,159 and other non-current liabilities of $187.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2024	2023
Revenues:
Product	$-	$9,095
Service	1,617	13,882
Generation	10,493	9,557
Advanced Technologies	4,581	4,539
Total revenues	16,691	37,073
Costs of revenues:
Product	2,391	1,029
Service	1,888	10,945
Generation	20,894	16,602
Advanced Technologies	3,243	3,260
Total costs of revenues	28,416	31,836
Gross (loss) profit	(11,725)	5,237
Operating expenses:
Administrative and selling expenses	16,400	15,009
Research and development expenses	14,353	12,683
Total costs and expenses	30,753	27,692
Loss from operations	(42,478)	(22,455)
Interest expense	(2,338)	(1,512)
Interest income	4,067	3,410
Other (expense) income, net	(3,650)	49
Loss before provision for income taxes	(44,399)	(20,508)
Provision for income taxes	-	(578)
Net loss	(44,399)	(21,086)
Net loss attributable to noncontrolling interests	(24,606)	(2,464)
Net loss attributable to FuelCell Energy, Inc.	(19,793)	(18,622)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(20,593)	$(19,422)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding	451,637,041	405,803,753

	Three Months Ended January 31,
	2024	2023
Net loss	$(44,399)	$(21,086)
Other comprehensive loss:
Foreign currency translation adjustments	33	447
Total comprehensive loss	$(44,366)	$(20,639)
Comprehensive loss attributable to noncontrolling interests	(24,606)	(2,464)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(19,760)	$(18,175)

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2023	450,626,862	$45	$2,199,661	$(1,515,541)	$(1,672)	$(1,078)	$1,078	$682,493	$17,955	$700,448
Common stock issued, non-employee compensation	44,398	—	51	—	—	—	—	51	—	51
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	1,235,192	—	(926)	—	—	—	—	(926)	—	(926)
Share based compensation	—	—	2,876	—	—	—	—	2,876	—	2,876
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	33	—	—	33	—	33
Adjustment for deferred compensation	(44,398)	—	—	—	—	(51)	51	—	—	—
Contributions received from sale of noncontrolling interest	—	—	—	—	—	—	—	—	25,122	25,122
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(236)	(236)
Net loss attributable to noncontrolling interests	—	—	—	24,606	—	—	—	24,606	(24,606)	—
Net Loss	—	—	—	(44,399)	—	—	—	(44,399)	—	(44,399)
Balance, January 31, 2024	451,862,054	$45	$2,200,862	$(1,535,334)	$(1,639)	$(1,129)	$1,129	$663,934	$18,235	$682,169

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, October 31, 2022	405,562,988	$41	$2,094,076	$(1,407,973)	$(1,752)	$(855)	$855	$684,392	$7,105	$691,497
Common stock issued, non-employee compensation	21,106	—	68	—	—	—	—	68	—	68
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	169,065	—	(314)	—	—	—	—	(314)	—	(314)
Share based compensation	—	—	2,637	—	—	—	—	2,637	—	2,637
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	447	—	—	447	—	447
Adjustment for deferred compensation	(21,106)	—	—	—	—	(68)	68	—	—	—
Reclassification of redeemable non-controlling interest	—	—	—	—	—	—	—	—	3,030	3,030
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(106)	(106)
Net loss attributable to noncontrolling interests	—	—	—	2,464	—	—	—	2,464	(2,464)	—
Net Loss	—	—	—	(21,086)	—	—	—	(21,086)	—	(21,086)
Balance, January 31, 2023	405,732,053	$41	$2,095,667	$(1,426,595)	$(1,305)	$(923)	$923	$667,808	$7,565	$675,373

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(44,399)	$(21,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,876	2,637
Depreciation and amortization	8,599	5,405
Non-cash interest expense on finance obligations	546	1,052
Unrealized loss on derivative contracts	5,387	-
Operating lease costs	355	323
Operating lease payments	(244)	(301)
Unrealized foreign currency losses	59	5
Other, net	11	96
Decrease (increase) in operating assets:
Accounts receivable	463	1,672
Unbilled receivables	(3,048)	(4,965)
Inventories	(18,403)	(10,267)
Other assets	(1,616)	(1,681)
Decrease in operating liabilities:
Accounts payable	(6,027)	(1,072)
Accrued liabilities	(3,990)	(7,125)
Deferred revenue	1,164	(18,070)
Net cash used in operating activities	(58,267)	(53,377)
Cash flows from investing activities:
Capital expenditures	(10,565)	(7,765)
Project asset expenditures	(7,520)	(2,080)
Maturity of held-to-maturity debt securities	230,375	-
Purchases of held-to-maturity debt securities	(125,397)	(74,977)
Net cash provided by (used in) investing activities	86,893	(84,822)
Cash flows from financing activities:
Repayment of debt and finance obligations	(2,595)	(2,291)
Expenses related to common stock issued for stock plans	68	21
Contributions received from sale of noncontrolling interest	25,122	-
Distribution to noncontrolling interest	(236)	(106)
Payments for taxes related to net share settlement of equity awards	(995)	(337)
Payment of preferred dividends	(800)	(800)
Net cash provided by (used in) financing activities	20,564	(3,513)
Effects on cash from changes in foreign currency rates	33	447
Net increase (decrease) in cash, cash equivalents and restricted cash	49,223	(141,265)
Cash, cash equivalents and restricted cash-beginning of period	299,576	481,044
Cash, cash equivalents and restricted cash-end of period	$348,799	$339,779

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents, unrestricted	$297,466	$315,168
Restricted cash and cash equivalents - short-term	5,957	4,456
Restricted cash and cash equivalents - long-term	45,376	20,155
Total cash, cash equivalents and restricted cash	$348,799	$339,779

Supplemental cash flow disclosures:
Cash interest paid	$1,638	$343
Noncash financing and investing activity:
Recognition of operating lease liabilities	-	2,005
Recognition of operating lease right-of-use assets	-	2,005
Noncash reclassifications from inventory to project assets	4,586	-
Accrued purchases of fixed assets, cash to be paid in subsequent period	1,162	3,055
Accrued purchases of project assets, cash to be paid in subsequent period	1,563	5,250

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Headquartered in Danbury, Connecticut, FuelCell Energy, Inc. (together with its subsidiaries, the “Company,” “FuelCell Energy,” “we,” “us,” or “our”) is a global leader in delivering environmentally responsible distributed baseload energy platform solutions through our proprietary fuel cell technology. Today, we offer commercial technology that produces clean electricity, heat, clean hydrogen, and water and is also capable of recovering and capturing carbon for utilization and/or sequestration, depending on product configuration and application. We also continue to invest in product development and commercializing technologies that are expected to add new capabilities to our platforms’ abilities to deliver hydrogen and long duration hydrogen-based energy storage through our solid oxide technologies, as well as further enhance our existing platforms’ carbon capture solutions.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position as of January 31, 2024 and October 31, 2023 and results of operations as of and for the three months ended January 31, 2024 and 2023 have been included. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The balance sheet as of October 31, 2023 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended October 31, 2023, which are contained in the Company’s Annual Report on Form 10-K previously filed with the SEC. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

As of January 31, 2024, unrestricted cash and cash equivalents totaled $297.5 million compared to $250.0 million as of October 31, 2023. During the year ended October 31, 2023 and the three months ended January 31, 2024, the Company invested in United States (U.S.) Treasury Securities, all of which had matured as of January 31, 2024. The amortized cost of the U.S. Treasury Securities outstanding totaled $0 as of January 31, 2024 compared to $103.8 as of October 31, 2023 and is classified as Investments - short-term on the Consolidated Balance Sheets.

The Company, from time to time, has offered and sold shares under its Open Market Sale Agreement (as defined in Note 11. “Stockholders’ Equity”). During the quarter ended January 31, 2024, no sales were made under the Open Market Sale Agreement. See Note 11. “Stockholders’ Equity” for additional information regarding the Open Market Sale Agreement.

During the fourth quarter of fiscal year 2023, the Company closed on a tax equity financing transaction with Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”), a subsidiary of Franklin Park Infrastructure, LLC, for two fuel cell power plant installations -- the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”). Franklin Park’s tax equity commitment with respect to the Derby Projects totals $30.2 million. Of this amount, approximately $9.1 million was received on October 31, 2023 and the remaining approximately $21.1 million was received during the three months ended January 31, 2024. In connection with the initial closing of this tax equity financing transaction in fiscal year 2023, the Company paid closing costs of approximately $1.8 million, which included appraisal fees, title insurance expenses and legal and consulting fees.

During the three months ended January 31, 2024, the Company completed the Technical Improvement Plan to bring the Groton Project (defined elsewhere herein) to its rated capacity and the Groton Project reached its design rated output of 7.4 MW. The Company achieved all conditions precedent required for the first annual funding from East West Bank and, as a result, the Company received a $4.0 million contribution during the three months ended January 31, 2024 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

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

In December 2023, the FASB issued guidance to enhance income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Additional disclosures will be required to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, disclosures will be required relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This guidance is effective for fiscal years and interim periods beginning after December 15, 2024. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

Note 3. Tax Equity Financings

Derby Tax Equity Financing Transaction

Since the Derby Projects became operational during the three months ended January 31, 2024, we have begun to allocate profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. For the three months ended January 31, 2024, the net loss attributable to noncontrolling interests totaled $20.7 million. There were no amounts allocated to noncontrolling interest for the three months ended January 31, 2023 for Derby Fuel Cell Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the Derby Projects) because the

Derby Projects were not yet operational at that time. As such, the Company had not yet allocated profits or losses to the noncontrolling interest under the HLBV method. During the three months ended January 31, 2024, the Company made priority return distributions to Franklin Park of $0.1 million.

Groton Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bancorp, Inc. (“East West Bank”) for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT. East West Bank’s tax equity commitment totals $15 million.

For the three months ended January 31, 2024 and 2023, the net loss attributable to noncontrolling interests for Groton Station FuelCell Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the Groton Project) totaled $3.6 million and $2.9 million, respectively.

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

During each of the three month periods ended January 31, 2024 and 2023, the Company made priority return distributions to REI of $0.1 million. For the three months ended January 31, 2024 and 2023, net (loss) income attributable to noncontrolling interest for the Yaphank Partnership totaled ($0.3) million and $0.4 million, respectively.

Note 4. Revenue Recognition

Contract Balances

Contract assets as of January 31, 2024 and October 31, 2023 were $45.1 million ($22.7 million long-term) and $42.1 million ($25.8 million long-term), respectively. The contract assets relate to the Company’s rights to consideration for work completed but not yet billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. We bill customers for power platform and power platform component sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual revenues recorded, typically in the subsequent month. Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred.

Contract liabilities as of January 31, 2024 and October 31, 2023 were $4.3 million and $3.1 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to variable consideration for previously sold products. The net change in contract liabilities represents customer billings offset by revenue recognized.

Consideration Payable to a Customer

As of October 31, 2023, the Company had recorded $6.3 million ($6.0 million long-term) as consideration payable to Toyota Motor North America (“Toyota”), which is included within Accrued liabilities and Long-term debt and other liabilities on the accompanying Consolidated Balance Sheets. The Company received payment for the sale of an investment tax credit with respect to the Toyota project at the Port of Long Beach during the year ended October 31, 2023 and the net amount of $6.3 million will be recorded as a reduction to revenue during the period of measurement, which is the 20-year term of the hydrogen production and power purchase agreement between Toyota and the Company (“Toyota HPPA”).

Advanced Technologies Revenue – EMTEC Joint Development Agreement and Rotterdam Pilot Project Purchase Order

In May 2023, the Company entered into a second letter agreement with ExxonMobil Technology and Engineering Company (formerly known as ExxonMobil Research and Engineering Company) (“EMTEC”), pursuant to which the parties agreed that the conditions to the Company’s agreement to invest in the future demonstration of the technology for capturing carbon at an ExxonMobil refinery located in Rotterdam, Netherlands (such demonstration, the “Rotterdam Project”) were met in April 2023 and, as a result, the Company will recognize $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 under the Company’s Joint Development Agreement with EMTEC as revenue across future deliverables to EMTEC. Of this $2.5 million, the Company recognized revenue of $0.5 million through January 31, 2024. The other $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 under the Company’s Joint Development Agreement with EMTEC was applied during fiscal year 2023 to discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project.

On January 31, 2024, the Company received a purchase order valued at $11.6 million from Esso Nederland B.V. (“Esso”), an affiliate of Exxon Mobil Corporation and EMTEC, for fuel cell modules as well as engineering, procurement, fabrication, testing and delivery services required for the construction and implementation of the modular point source carbon capture pilot plant at the Esso Rotterdam Manufacturing Complex.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of January 31, 2024, the Company’s total remaining performance obligations were: $140.4 million for service agreements (expected to be recognized as revenue over approximately three to fifteen years which is based on the remaining term of the service agreements), $346.0 million for generation power purchase agreements (“PPAs”) (expected to be recognized as revenue over approximately nineteen to twenty years based on the PPA terms remaining), $18.3 million for Advanced Technologies contracts (expected to be recognized within approximately two years) and $0 for product purchase agreements.

Note 5. Investments – Short-Term

The Company began to invest in U.S. Treasury Securities during fiscal year 2023. The U.S. Treasury Securities were classified as held-to-maturity and were recorded at amortized cost. There are no U.S. Treasury Securities outstanding as of January 31, 2024. The amortized cost basis and fair value (based on quoted market prices) as of October 31, 2023 were $103.8 million.  The contractual maturities of investments as of October 31, 2023 were within one year and the weighted average yield to maturity was 5.45%.

Note 6. Inventories

Inventories (current and long-term) as of January 31, 2024 and October 31, 2023 consisted of the following (in thousands):

	January 31,	October 31,
	2024	2023
Raw materials	$38,276	$36,200
Work-in-process (1)	67,326	55,585
Inventories	105,602	91,785
Inventories – current	(102,859)	(84,456)
Inventories – long-term (2)	$2,743	$7,329
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

Note 7. Project Assets

Project assets as of January 31, 2024 and October 31, 2023 consisted of the following (in thousands):

	January 31,	October 31,	Estimated
	2024	2023	Useful Life
Project Assets – Operating	$308,188	$213,753	4-20 years
Accumulated depreciation	(48,121)	(46,263)
Project Assets – Operating, net	260,067	167,490
Project Assets – Construction in progress	723	90,576
Project Assets, net	$260,790	$258,066

The estimated useful lives of these project assets are 20 years for balance of plant and site construction, and four to seven years for modules. Project assets as of January 31, 2024 and October 31, 2023 included twelve and nine, respectively, completed, commissioned installations generating power with respect to which the Company has a PPA with the end-user of power and site host with a net aggregate value of $260.1 million and $167.5 million as of January 31, 2024 and October 31, 2023, respectively. Certain of these assets are the subject of sale-leaseback arrangements with Crestmark Equipment Finance (“Crestmark”). The increase in operating project assets at January 31, 2024, compared to October 31, 2023, is a result of the inclusion of the Toyota Project and the Derby Projects, all of which became operational during the three months ended January 31, 2024.

Project assets as of January 31, 2024 and October 31, 2023 also include installations with carrying values of $0.7 million and $90.6 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows.

Note 8. Goodwill and Intangible Assets

As of January 31, 2024 and October 31, 2023, the Company had goodwill of $4.1 million and intangible assets of $15.8 million and $16.1 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and the 2019 Bridgeport Fuel Cell Project acquisition.

The Versa acquisition intangible asset represents an indefinite-lived in-process research and development intangible asset for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. Amortization expense for the Bridgeport Fuel Cell Project-related intangible asset for each of the three month periods ended January 31, 2024 and 2023 was $0.3 million.

The following tables summarize the carrying value of the Company’s intangible assets as of January 31, 2024 and October 31, 2023 (in thousands):

As of January 31, 2024	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(6,160)	6,160
Total	$21,912	$(6,160)	$15,752

As of October 31, 2023	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(5,836)	6,484
Total	$21,912	$(5,836)	$16,076

Note 9. Accrued Liabilities

Accrued liabilities as of January 31, 2024 and October 31, 2023 consisted of the following (in thousands):

	January 31,	October 31,
	2024	2023
Accrued payroll and employee benefits (1)	$4,093	$7,752
Consideration payable to a customer (2)	3,958	3,958
Accrued service agreement and PPA costs (3)	10,756	10,742
Accrued legal, taxes, professional and other	3,516	3,861
Accrued liabilities	$22,323	$26,313
(1)	The balance in this account represents accrued payroll, payroll taxes and accrued bonus for both periods. The decrease in the account relates to a decrease in accrued bonus as of January 31, 2024 due to the payout in January 2024 of bonuses earned under the 2023 Management Incentive Plan.
(2)	The balance represents the net amount due to Toyota as an accrued liability, which will be reduced over time against billings to Toyota for hydrogen sales under the terms of the Toyota HPPA.
(3)	Accrued service agreement costs include loss accruals on service agreements of $9.5 million as of January 31, 2024 and October 31, 2023. The accruals for performance guarantees on service agreements and PPAs were $1.2 million as of January 31, 2024 and October 31, 2023.

Note 10. Leases

The Company enters into operating lease agreements for the use of real estate, vehicles, information technology equipment, and certain other equipment. We determine if an arrangement contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The impacts of accounting for operating leases are included in Operating lease right-of-use assets, Operating lease liabilities, and Long-term operating lease liabilities in the Company’s Consolidated Balance Sheets. The Company currently has no finance leases.

Operating lease expense for each of the three month periods ended January 31, 2024 and 2023 was $0.4 million and $0.3 million, respectively. As of January 31, 2024, the weighted average remaining lease term (in years) was approximately 17 years and the weighted average discount rate was 6.96%. Lease payments made during the three months ended January 31, 2024 and 2023 were $0.2 million and $0.3 million, respectively.

Undiscounted maturities of operating lease liabilities as of January 31, 2024 were as follows (in thousands):

Operating Leases
Due Year 1	$1,142
Due Year 2	1,275
Due Year 3	1,294
Due Year 4	1,314
Due Year 5	1,149
Thereafter	12,519
Total undiscounted lease payments	18,693
Less imputed interest	(9,087)
Total discounted lease payments	$9,606

Note 11. Stockholders’ Equity

2022 Open Market Sale Agreement

On July 12, 2022, the Company entered into an Open Market Sale Agreement with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (the “Open Market Sale Agreement”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to 95.0 million shares of the Company’s common stock. Pursuant to the Open Market Sale Agreement, the Company is required to pay and has paid each agent a commission equal to 2.0% of the gross proceeds from each sale of shares made by such agent under the Open Market Sale Agreement. From the date of the Open Market Sale Agreement through January 31,

2024, the Company sold approximately 62.8 million shares under the Open Market Sale Agreement at an average sale price of $2.66 per share, resulting in gross proceeds of approximately $166.8 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $162.7 million after deducting commissions and fees totaling approximately $4.1 million. No sales were made under the Open Market Sale Agreement during the quarter ended January 31, 2024.

As of January 31, 2024, approximately 32.2 million shares were available for issuance under the Open Market Sale Agreement. However, in order to sell additional shares under the Open Market Sale Agreement, the Company must file a prospectus supplement covering such sales under its Registration Statement on Form S-3, which was filed in October 2023.

Note 12. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of January 31, 2024, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of January 31, 2024 and October 31, 2023, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash during each of the three month periods ended January 31, 2024 and 2023.

Note 13. Loss Per Share

The calculation of basic and diluted loss per share was as follows (in thousands, except share and per share amounts):

	Three Months Ended January 31,
	2024	2023
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(19,793)	$(18,622)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(20,593)	$(19,422)
Denominator
Weighted average common shares outstanding – basic	451,637,041	405,803,753
Effect of dilutive securities (1)	-	-
Weighted average common shares outstanding – diluted	451,637,041	405,803,753
Net loss to common stockholders per share – basic	$(0.05)	$(0.05)
Net loss to common stockholders per share – diluted (1)	$(0.05)	$(0.05)
(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of January 31, 2024 and 2023, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	January 31,	January 31,
	2023	2022
Outstanding options to purchase common stock	18,291	20,231
Unvested Restricted Stock Units	9,397,055	7,102,089
5% Series B Cumulative Convertible Perpetual Preferred Stock	37,837	37,837
Total potentially dilutive securities	9,453,183	7,160,157

Note 14. Restricted Cash

As of January 31, 2024 and October 31, 2023, there was $51.3 million and $49.6 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	January 31,	October 31,
	2024	2023
Cash Restricted for Outstanding Letters of Credit (1)	$14,152	$14,152
Cash Restricted for Crestmark Sale-Leaseback Transactions	2,903	2,901
Debt Service and Performance Reserves related to OpCo Financing Facility	21,631	19,698
Debt Service and Performance Reserves related to the Senior and Subordinated Back Leverage Loan Facilities	8,959	9,294
Other	3,688	3,579
Total Restricted Cash	51,333	49,624
Restricted Cash and Cash Equivalents – Short-Term (2)	(5,957)	(5,159)
Restricted Cash and Cash Equivalents – Long-Term	$45,376	$44,465
(1)	Letters of credit outstanding as of January 31, 2024 expire on various dates through October 2029.
(2)	Short-term restricted cash and cash equivalents are amounts expected to be released and classified as unrestricted cash within twelve months of the balance sheet date.

Note 15. Debt

Debt as of January 31, 2024 and October 31, 2023 consisted of the following (in thousands):

	January 31,	October 31,
	2024	2023
Connecticut Green Bank Loan (Subordinated Back Leverage Loan Facility)	$8,000	$8,000
Liberty Bank Term Loan Agreement (Senior Back Leverage Loan Facility)	5,769	5,876
Amalgamated Bank Loan (Senior Back Leverage Loan Facility)	5,763	5,873
Finance obligation for sale-leaseback transactions	18,818	18,814
State of Connecticut Loan	6,689	6,908
Finance lease obligations	—	12
OpCo Financing Facility	75,731	77,510
Deferred finance costs	(3,351)	(3,526)
Total debt and finance obligations	117,419	119,467
Current portion of long-term debt and finance obligations	(10,198)	(10,067)
Long-term debt and finance obligations	$107,221	$109,400

OpCo Financing Facility Interest Rate Swap – Fair Value Adjustment

The Company’s interest rate swap related to the OpCo Financing Facility (as defined elsewhere herein) is recorded at its fair value each reporting period, with the resulting gains/losses recorded to other income/expense. The interest rate swap is a Level 2 asset/liability since the value can be determined based on the observed values for underlying interest rates. The fair value adjustment for the three months ended January 31, 2024 resulted in a loss of $3.5 million as a result of a decrease of approximately 100 basis points in the Secured Overnight Financing Rate (“SOFR”). The Company has recorded a derivative liability within long-term debt and other liabilities on the Consolidated Balance Sheets, which had an estimated fair value of $0.2 million as of January 31, 2024 and the Company recorded a derivative asset within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $3.3 million as of October 31, 2023.

Note 16. Benefit Plans

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

Long-Term Incentive Plan Awards for Fiscal Year 2024:

On December 11, 2023, the Company’s Board of Directors (the “Board”) approved certain awards to be made under the Company’s Long-Term Incentive Plan for fiscal year 2024 (the “LTI Plan”). The LTI Plan is as a sub-plan consisting of awards made under the Company’s 2018 Omnibus Incentive Plan. The participants in the LTI Plan are members of senior management. The awards under the LTI Plan consist of two components:

1)	Relative Total Shareholder Return (“TSR”) Performance Share Units (“PSU”). The PSUs granted during the three months ended January 31, 2024 will be earned over the performance period ending on October 31, 2026, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR PSUs is the TSR of the Company relative to the TSR of the Russell 2000 from October 31, 2023 through October 31, 2026. The Compensation Committee established the performance assessment criteria for the relative TSR PSUs as the TSR of the Company relative to the TSR of the Russell 2000, with the award calibration being 100% plus or minus 0.5x the difference between the Company’s TSR and the Russell 2000 Index composite TSR. The award is capped at 200% of the target number of PSUs, and the award is further capped at 100% of the target number of PSUs if the Company’s absolute TSR over the performance period is negative. The Company’s TSR is calculated by subtracting the Company’s beginning stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2023) from the ending stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2026), adding any dividends during the period, and then dividing the result by the Company’s beginning stock price. Given that the performance period is still open, the Company has reserved shares equal to 200% of the target number of PSUs, subject to performance during the remaining performance period as well as vesting based on continued service until December 11, 2026 (the third anniversary of the grant date).
2)	Time-vesting Restricted Stock Units (“RSU”). The time-vesting RSUs granted during the three months ended January 31, 2024 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant.

On December 11, 2023, 6,548,760 RSUs were awarded to senior management under the LTI Plan, which included 3,274,384 PSUs (all of which are contingent) and 3,274,376 time-based vesting RSUs. The 3,274,384 PSUs granted during the three months ended January 31, 2024 are contingent upon approval by the Company’s stockholders at the 2024 Annual Meeting of Stockholders (the “Annual Meeting”) of the authorization of sufficient additional shares of common stock under the Company’s 2018 Omnibus Incentive Plan to accommodate all of the shares of the Company’s common stock potentially issuable pursuant to the contingent awards granted in December 2023. If such stockholder approval is not obtained at the Annual Meeting, the awards will be immediately canceled without consideration therefor.

In addition to the awards granted to senior management, during the three months ended January 31, 2024, the Board also granted a total of 5,597,389 time-based vesting RSUs to certain salaried employees to promote ownership of the Company’s equity and retention. Of the time-based vesting RSUs granted during the three months ended January 31, 2024, 3,978,496 are contingent upon approval by the Company’s stockholders at the Annual Meeting of the authorization of sufficient additional shares of common stock under the Company’s 2018 Omnibus Incentive Plan to accommodate all of the shares of the Company’s common stock potentially issuable pursuant to the contingent awards granted in December 2023. If such stockholder approval is not obtained at the Annual Meeting, the awards will be immediately canceled without consideration therefor. The time-based vesting RSUs granted during the three months ended January 31, 2024 vest at a rate of one-third of the total number of RSUs granted on each of the first three anniversaries of the date of grant. PSUs are issued assuming participants achieve 100% target performance. The Company also reserves additional shares assuming the maximum performance targets are met.

Share-Based Compensation

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended January 31,
	2024	2023
Cost of revenues	$398	$331
Administrative and selling expense	2,047	1,942
Research and development expense	361	291
	$2,806	$2,564

Restricted Stock Units Including Performance Share Units

The following table summarizes our RSU activity for the three months ended January 31, 2024:

Restricted Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2023	6,543,138	$5.06
Granted - time-vesting RSUs(1)	4,893,269	1.32
Vested	(1,990,154)	7.22
Forfeited	(49,198)	3.51
Outstanding as of January 31, 2024	9,397,055	$2.67
(1)	This total includes only time-vesting RSUs and does not include the contingent RSUs or contingent PSUs discussed above in this note.

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

Project Fuel Exposure

Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the eighteen year PPA for our LIPA Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby projects (through October 2029), and the initial two years of the twenty year hydrogen power purchase agreement for our Toyota project (through May of 2025); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.

The Company net settled certain natural gas purchases under a previous normal purchase normal sale contract designation during the fourth quarter of fiscal year 2023 which resulted in a change to mark-to-market accounting. The Company recorded a $1.9 million loss associated with the natural gas contract derivative for the three months ended January 31, 2024. The Company has recorded the derivative asset within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $2.3 million and $4.1 million as of January 31, 2024 and October 31, 2023, respectively. The natural gas contract derivative is classified as a Level 2 financial asset since the values can be determined based on readily observable inputs for underlying natural gas forward prices.

Other

As of January 31, 2024, the Company had unconditional purchase commitments aggregating $95.4 million for materials, supplies and services in the normal course of business.

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

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations and business prospects, are forward-looking statements. Words such as “expects,” “anticipates,” “estimates,” “goals,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “seeks,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements and are included, along with this statement, for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements are neither historical facts, nor assurances of future performance. Instead, such statements are based only on our beliefs, expectations, and assumptions regarding the future. As such, the realization of matters expressed in forward-looking statements involves inherent risks and uncertainties. Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries of fuel cell technology and products and the market for such products; (ii) the expected timing of completion of our ongoing projects; (iii) our business plans and strategies; (iv) the markets in which we expect to operate; (v) expected operating results such as revenue growth and earnings; (vi) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (vii) future funding under Advanced Technologies contracts; (viii) future financing for projects, including equity and debt investments by investors and commercial bank financing, as well as overall financial market conditions; (ix) the expected cost competitiveness of our technology; and (x) our ability to achieve our sales plans, manufacturing capacity expansion plans, market access and market expansion goals, and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements, including, without limitation, the risks described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 and in the section below entitled “Item 1A. Risk Factors,” and the following risks and uncertainties: general risks associated with product development and manufacturing; general economic conditions; changes in interest rates, which may impact project financing; supply chain disruptions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and fuel cell power plants configured for carbon capture or carbon separation; potential volatility of commodity prices that may adversely affect our projects; availability of government subsidies and economic incentives for alternative energy technologies; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations and the listing rules of The Nasdaq Stock Market; rapid technological change; competition; the risk that our bid awards will not convert to contracts or that our contracts will not convert to revenue; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States (“U.S. GAAP”); factors affecting our liquidity position and financial condition; government appropriations; the ability of the government and third parties to terminate their development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; our ability to successfully market and sell our products internationally; our ability to develop new products to achieve our long-term revenue targets; our ability to implement our strategy; our ability to reduce our levelized cost of energy and deliver on our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our new products will not occur when anticipated or, if it does, that we will not have adequate capacity to satisfy demand; our need for and the availability of additional financing; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our platforms and to meet the performance requirements of our contracts; our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies; and concerns with, threats of, or the consequences of, pandemics, contagious diseases or health epidemics, including the novel coronavirus (“COVID-19”), and resulting supply chain disruptions, shifts in clean energy demand, impacts to our customers’ capital budgets and investment plans, and impacts on the demand for our products.

We cannot assure you that: we will be able to meet any of our development or commercialization schedules; any of our new products or technologies, once developed, will be commercially successful; our power plants will be commercially successful; we will be able to obtain financing or raise capital to achieve our business plans; the government will appropriate the funds anticipated by us under our government contracts; the government will not exercise its right to terminate any or all of our government contracts; or we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities, as well as management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, lease right-of-use assets and liabilities, loss accruals on service agreements, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), valuation of derivatives, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 filed with the Securities and Exchange Commission (“SEC”). Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

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

Comparison of Three Months Ended January 31, 2024 and 2023

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended January 31, 2024 and 2023 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2024	2023	$	%
Total revenues	$16,691	$37,073	$(20,382)	(55)%
Total costs of revenues	28,416	31,836	(3,420)	(11)%
Gross (loss) profit	$(11,725)	$5,237	$(16,962)	324%
Gross margin	(70.2)%	14.1%

Total revenues for the three months ended January 31, 2024 of $16.7 million reflects a decrease of $20.4 million from $37.1 million for the same period in the prior year. Cost of revenues for the three months ended January 31, 2024 of $28.4 million reflects a decrease of $3.4 million from $31.8 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the three months ended January 31, 2024 and 2023 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2024	2023	$	%
Product revenues	$-	$9,095	$(9,095)	N/A
Cost of product revenues	2,391	1,029	1,362	132%
Gross (loss) profit from product revenues	$(2,391)	$8,066	$(10,457)	130%
Product revenues gross margin	N/A	88.7%

There were no product revenues for the three months ended January 31, 2024 compared to $9.1 million for the three months ended January 31, 2023. Our December 2021 Settlement Agreement (the “Settlement Agreement”) with POSCO Energy Co., Ltd. and its subsidiary, Korea Fuel Cell Co., Ltd. (“KFC”), included an option to purchase an additional 14 modules (in addition to the 20 modules that were purchased by KFC during fiscal year 2022). This option included a material right related to an extended warranty obligation for the modules. The option was not exercised by KFC as of the expiration date of December 31, 2022 and, as a result, the Company recognized $9.1 million of product revenues for the three months ended January 31, 2023, which represents the consideration allocated to the material right if the option had been exercised.

Cost of product revenues increased $1.4 million for the three months ended January 31, 2024 to $2.4 million, compared to $1.0 million in the same period in the prior year. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $2.2 million for the three months ended January 31, 2024, compared to approximately $1.1 million for the three months ended January 31, 2023.

For the three months ended January 31, 2024, we operated at an annualized production rate of approximately 33.2 megawatts (“MW”) in our Torrington, CT manufacturing facility, compared to an annualized production rate of 38.2 MW for the three months ended January 31, 2023.

Service agreements revenues

Service agreements revenues and related costs for the three months ended January 31, 2024 and 2023 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2024	2023	$	%
Service agreements revenues	$1,617	$13,882	$(12,265)	(88)%
Cost of service agreements revenues	1,888	10,945	(9,057)	(83)%
Gross (loss) profit from service agreements revenues	$(271)	$2,937	$(3,208)	109%
Service agreements revenues gross margin	(16.8)%	21.2%

Service agreements revenues for the three months ended January 31, 2024 decreased $12.3 million to $1.6 million from $13.9 million for the three months ended January 31, 2023. The decrease in service agreements revenues during the three months ended January 31, 2024 was primarily driven by the fact that there were no module exchanges during the quarter. During the three months ended January 31, 2023, there were module exchanges at the plant in Woodbridge, CT, which originally achieved commercial operations in fiscal year 2017, and at the plants owned by Korea Southern Power Company in Korea, which achieved commercial operations in fiscal year 2018.

Cost of service agreements revenues decreased $9.1 million to $1.9 million for the three months ended January 31, 2024 from $10.9 million for the three months ended January 31, 2023. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges. The decrease reflects lower costs as there were no module exchanges during the three months ended January 31, 2024.

Overall gross loss from service agreements revenues was $0.3 million for the three months ended January 31, 2024, which decreased from a gross profit of $2.9 million for the three months ended January 31, 2023. The overall gross margin was (16.8)% for the three months ended January 31, 2024 compared to a gross margin of 21.2% in the comparable prior year period. Gross margin was lower during the three months ended January 31, 2024 primarily due to the lack of module exchanges during the quarter and the fact that the comparable prior year quarter included module exchanges that were performed pursuant to service agreements with higher margins.

The Company completed a multi-year fleet upgrade in fiscal year 2023 and is now entering a lighter module replacement cycle based on the deployment of longer life modules during the fleet upgrade. As a result, we expect lower service agreements revenues in fiscal year 2024 compared to fiscal year 2023. The Company currently does not expect any module exchanges to occur until the fourth quarter of fiscal year 2024.

Generation revenues

Generation revenues and related costs for the three months ended January 31, 2024 and 2023 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2024	2023	$	%
Generation revenues	$10,493	$9,557	$936	10%
Cost of generation revenues	20,894	16,602	4,292	26%
Gross loss from generation revenues	$(10,401)	$(7,045)	$(3,356)	(48)%
Generation revenues gross margin	(99.1)%	(73.7)%

Revenues from generation for the three months ended January 31, 2024 totaled $10.5 million, which represents an increase of $0.9 million from revenue recognized of $9.6 million for the three months ended January 31, 2023. The increase reflects revenue of $0.5 million generated by the Toyota Project, which became operational during the three months ended January 31, 2024, and revenue of $2.1 million generated by the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”), both of which became operational in December 2023, offset by lower revenue from other plants due to lower output resulting from routine maintenance activities. Generation revenues for the three months ended January 31, 2024 and 2023 reflect revenue from electricity generated under our power purchase agreements (“PPAs”) and the sale of renewable energy credits.

Cost of generation revenues totaled $20.9 million in the three months ended January 31, 2024, compared to $16.6 million in the three months ended January 31, 2023. The overall increase in cost of generation revenues is related to the increased size of the installed fleet with the Toyota Project and Derby Projects achieving commercial operations in the three months ended January 31, 2024 as well as maintenance activities performed at the Tulare and Groton projects during the three months ended January 31, 2024. Both periods include expensed construction and gas costs related to the Toyota Project, which were $3.5 million in three months ended January 31, 2024, compared to $7.6 million in the three months ended January 31, 2023. During the three months ended January 31, 2024, the Company incurred a mark-to-market loss of $1.9 million related to a natural gas purchase contract. There was no comparable loss in the prior year as the Company changed its designation from normal purchase normal sale in the fourth quarter of fiscal year 2023 as a result of net settling certain natural gas purchases under a previous normal purchase normal sale contract designation, which resulted in a change to mark-to-market accounting. Cost of generation revenues included depreciation and amortization of approximately $6.8 million and $4.2 million for the three months ended January 31, 2024 and 2023, respectively.

We currently have four projects with fuel sourcing risk, which are the Toyota Project, which requires procurement of renewable natural gas (“RNG”), and our 14.0 MW and 2.8 MW Derby Projects, and our 7.4 MW project in Yaphank Long Island (the “Yaphank Project”), which require natural gas for which there is no pass-through mechanism. A two-year (through May of 2025) fuel supply contract has been executed for the Toyota Project. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow.  If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project asset or the Yaphank Project asset and further charges for the Toyota Project asset.

We had 62.8 MW of operating power plants in our generation operating portfolio as of January 31, 2024, which increased from 43.7 MW as of January 31, 2023 and which includes the Derby Projects and the Toyota Project, all of which became operational in December 2023.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended January 31, 2024 and 2023 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2024	2023	$	%
Advanced Technologies contract revenues	$4,581	$4,539	$42	1%
Cost of Advanced Technologies contract revenues	3,243	3,260	(17)	(1)%
Gross profit from Advanced Technologies contracts	$1,338	$1,279	$59	5%
Advanced Technologies contract gross margin	29.2%	28.2%

Advanced Technologies contract revenues increased slightly to $4.6 million for the three months ended January 31, 2024 from $4.5 million for the three months ended January 31, 2023. Compared to the three months ended January 31, 2023, Advanced Technologies contract revenues recognized under our Joint Development Agreement with ExxonMobil Technology and Engineering Company (formerly known as ExxonMobil Research and Engineering Company) (“EMTEC”) were approximately $0.1 million higher during the three months ended January 31, 2024 and revenue recognized under government contracts and other contracts were approximately $0.1 million lower for the three months ended January 31, 2024. Advanced Technologies contract revenues for the first quarter of fiscal year 2024 also include revenues arising from the purchase order received from Esso Nederland B.V. (“Esso”), an affiliate of EMTEC and Exxon Mobil Corporation.

Cost of Advanced Technologies contract revenues were $3.2 million for the three months ended January 31, 2024, compared to $3.3 million for the same period in the prior year.

Advanced Technologies contracts for the three months ended January 31, 2024 and 2023 generated a gross profit of $1.3 million. The slight increase in gross profit was due primarily to the higher revenues and lower costs recognized under government and other contracts during the three months ended January 31, 2024 compared to the three months ended January 31, 2023.

Administrative and selling expenses

Administrative and selling expenses were $16.4 million and $15.0 million for the three months ended January 31, 2024 and 2023, respectively. Administrative and selling expenses were higher during the three months ended January 31, 2024 than during the three months ended January 31, 2023 primarily due to an increase in compensation expense resulting from an increase in headcount in support of sales, marketing and business expansion.

Research and development expenses

Research and development expenses increased to $14.4 million for the three months ended January 31, 2024 compared to $12.7 million for the three months ended January 31, 2023. The increase is primarily due to an increase in spending, including spending for labor and materials, on the Company’s ongoing commercial development efforts related to our solid oxide power generation and electrolysis platforms and carbon separation and carbon recovery solutions compared to the comparable prior year period.

Loss from operations

Loss from operations for the three months ended January 31, 2024 was $42.5 million compared to $22.5 million for the three months ended January 31, 2023. This increase was driven primarily by a $17.0 million increase in gross loss and a $3.1 million increase in operating expenses for the three months ended January 31, 2024.

Interest expense

Interest expense for the three months ended January 31, 2024 and 2023 was $2.3 million and $1.5 million, respectively. Interest expense for the three months ended January 31, 2024 includes interest on the OpCo Financing Facility (as defined elsewhere herein), which was entered into in May 2023, interest on the Senior Back Leverage Loan Facility and the Subordinated Back Leverage Loan Facility (in each case as defined elsewhere herein), which were entered into in August 2023, and interest on the Crestmark sale-leaseback transactions. Interest expense for the three months ended January 31, 2023 includes interest associated with finance obligations for failed sale-leaseback transactions and interest on the loans associated with the Bridgeport Fuel Cell Project, which were terminated in May 2023.

Interest income

Interest income was $4.1 million and $3.4 million for the three months ended January 31, 2024 and 2023, respectively. Interest income for the three months ended January 31, 2024 represents interest earned on money market investments and U.S. Treasury Securities.

Other (expense) income, net

Other (expense) income, net was ($3.7) million and $49.0 thousand for the three months ended January 31, 2024 and 2023, respectively. Expense for the three months ended January 31, 2024 relates to a loss on the OpCo Financing Facility interest rate swap derivative of $3.5 million as a result of a decrease of approximately 100 basis points in the Secured Overnight Financing Rate (“SOFR”).

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Provision for income tax recorded for the three months ended January 31, 2024 and 2023 was $0 and $0.6 million, respectively.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three month periods ended January 31, 2024 and 2023.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of our tax equity financings with East West Bancorp, Inc. (“East West Bank”), Renewable Energy Investors, LLC (“REI”), and Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”).

For the three months ended January 31, 2024 and 2023, net loss attributable to noncontrolling interest totaled $3.6 million and $2.9 million, respectively, for the Groton Project tax equity financing transaction with East West Bank.

For the three months ended January 31, 2024 and 2023, net (loss) income attributable to noncontrolling interest totaled ($0.3) million and $0.4 million, respectively, for the LIPA Yaphank Project tax equity financing transaction with REI.

For the three months ended January 31, 2024, net loss attributable to noncontrolling interest totaled $20.7 million for the Derby Projects tax equity financing transaction with Franklin Park. The loss is primarily driven by the Investment Tax Credit (“ITC”) attributable to the noncontrolling interest for the 2023 tax year.  The ITC reduces the noncontrolling interest’s claim on hypothetical liquidation proceeds in the HLBV waterfall and is nonrecurring.  This reduction in liquidation proceeds drove the loss in the three months ended January 31, 2024. There was no comparable net loss for the three months ended January 31, 2023, as the Derby Projects began operations in the first quarter of fiscal year 2024.

Net loss attributable to common stockholders and net loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three-month periods ended January 31, 2024 and 2023, net loss attributable to common stockholders was $20.6 million and $19.4 million, respectively, and net loss per common share was $0.05 in both periods.

The increase in the net loss attributable to common stockholders for the three months ended January 31, 2024 is primarily due to higher operating expenses and a higher gross loss during the three months ended January 31, 2024 which was partially offset by net loss attributable to noncontrolling interests totaling $24.6 million in the period, primarily due to the tax equity financing transaction related to the Derby Projects, compared to $2.5 million in the three months ended January 31, 2023.

The net loss per common share for the three months ended January 31, 2024 benefited from the higher number of weighted average shares outstanding due to share issuances since January 31, 2023. The net loss per common share for the three months ended January 31, 2024 also benefited from the net loss attributable to noncontrolling interests due to the tax equity financing transaction related to the Derby Projects of approximately $0.05 per share compared approximately $0.01 per share in the three months ended January 31, 2023.

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

As of January 31, 2024, unrestricted cash and cash equivalents totaled $297.5 million compared to $250.0 million as of October 31, 2023. During the year ended October 31, 2023 and the three months ended January 31, 2024, the Company invested in United States (U.S.) Treasury Securities, all of which had matured as of January 31, 2024. The amortized cost of the U.S. Treasury Securities outstanding totaled $0 as of January 31, 2024 compared to $103.8 as of October 31, 2023 and is classified as Investments - short-term on the Consolidated Balance Sheets.

The Company, from time to time, has offered and sold shares under its Open Market Sale Agreement (as defined in Note 11. “Stockholders’ Equity”). During the quarter ended January 31, 2024, no sales were made under the Open Market Sale Agreement. In order to sell additional shares under the Open Market Sale Agreement, the Company must file a prospectus supplement covering such sales under its Registration Statement on Form S-3, which was filed in October 2023. See Note 11. “Stockholders’ Equity” for additional information regarding the Open Market Sale Agreement.

During the fourth quarter of fiscal year 2023, the Company closed on a tax equity financing transaction with Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”), a subsidiary of Franklin Park Infrastructure, LLC, for two fuel cell power plant installations -- the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”). Franklin Park’s tax equity commitment with respect to the Derby Projects totals $30.2 million. Of this amount, approximately $9.1 million was received on October 31, 2023 and the remaining approximately $21.1 million was received during the three months ended January 31, 2024. In connection with the initial closing of this tax equity financing transaction in fiscal year 2023, the Company paid closing costs of approximately $1.8 million, which included appraisal fees, title insurance expenses and legal and consulting fees.

During the three months ended January 31, 2024, the Company completed the Technical Improvement Plan to bring the Groton Project (defined elsewhere herein) to its rated capacity and the Groton Project reached its design rated output of 7.4 MW. The Company achieved all conditions precedent required for the first annual funding from East West Bank and, as a result, the Company received a $4.0 million contribution during the three months ended January 31, 2024 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

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

Generation Operating Portfolio, Project Assets, and Backlog

To grow our generation operating portfolio, the Company expects to continue to invest in developing and building turn-key fuel cell projects, which will be owned by the Company and classified as project assets on the Consolidated Balance Sheets. This strategy requires liquidity and the Company expects to continue to have increasing liquidity requirements as project sizes increase and more projects are added to backlog. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile. Project development and construction cycles, which span the time between securing a PPA and commercial operation of the platform, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. To make these up-front investments, we may use our working capital, seek to raise funds through the sale of equity or debt securities, or seek other financing arrangements. Delays in construction progress and completing current projects in process within budget, or in completing financing or the sale of our projects may impact our liquidity in a material way.

We believe our generation operating portfolio generally contributes to higher long-term cash flows to the Company than if these projects had been sold. Our generation operating portfolio totaled 62.8 MW as of January 31, 2024. We expect generation revenue to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company plans to continue to grow this portfolio while also selling certain projects to investors. As of January 31, 2024, the Company had one project representing an additional 0.3 MW in development, which project is expected to generate operating cash flows in future periods, if completed. Retaining long-term cash flow positive projects, combined with our service fleet, is expected to result in reduced reliance on new project sales to achieve cash flow positive operations, however, operations and performance issues could impact results. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of January 31, 2024, net debt outstanding related to project assets was $110.7 million. Future required payments, inclusive of principal and interest, totaled $134.8 million as of January 31, 2024. The outstanding finance obligations under our sale-leaseback transactions, which totaled $18.8 million as of January 31, 2024, of which $9.4 million represents the current carrying value of finance obligations less future required payments.

Generation Operating Portfolio

Our generation operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation operating portfolio as of January 31, 2024:

Project Name	Location	Power Off - Taker	Rated Capacity (MW) (1)		Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4		Q2 ‘12	15
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4		Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6		Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4		Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9		Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8		Q1 '20	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4		Q3'21	20
LIPA Yaphank Project	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4		Q1'22	18
Groton Project	Groton, CT	CMEEC (CT Electric Co-op)	7.4	(2)	Q1'23	20
Toyota	Long Beach, CA	Southern California Edison; Toyota	2.3		Q1'24	20
Derby - CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.0		Q1'24	20
SCEF - Derby	Derby, CT	Eversource/United Illuminating (CT Utilities)	2.8		Q1'24	20
		Total MW Operating:	62.8
(1)	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations, except with respect to the Groton Project.
(2)	The Groton Project was previously operating (including as of the date of initiation of commercial operations) at a reduced output of approximately 6.0 MW. During the three months ended January 31, 2024, the Groton Project reached its design rated output of 7.4 MW.

Generation Projects in Process

During fiscal year 2022, we entered into a power purchase agreement with Trinity College in Hartford, Connecticut, for our 250 kW solid oxide fuel cell power generation system. Power and heat produced from the platform will be used at Trinity’s campus in Hartford, Connecticut, to lower energy cost and enhance energy reliability and security.  This project is currently under development and the solid oxide fuel cell power generation system is expected to be installed in the second half of fiscal year 2024. Modules for our solid oxide platform are manufactured at our manufacturing and research and development facility in Calgary, Alberta, Canada, and this project will be fully assembled and integrated at our facilities in Connecticut.

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $140.4 million as of January 31, 2024, compared to $99.9 million as of January 31, 2023. Service agreements backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements. During the year ended October 31, 2023, the Company entered into a 14-year service agreement with Noeul Green Energy, Co. Ltd. (“Noeul Green Energy”) for their 20 MW plant in Korea. The contract value totaled approximately $75.6 million.

●	Generation backlog totaled $0.86 billion as of January 31, 2024, compared to $0.9 billion as of January 31, 2023. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs.
●	There was no product backlog as of January 31, 2024 and 2023.
●	Advanced Technologies contract backlog totaled $23.4 million as of January 31, 2024, compared to $26.8 million as of January 31, 2023. Advanced Technologies contract backlog primarily represents remaining revenue under our Joint Development Agreement with EMTEC, revenue from a purchase order valued at $11.6 million from Esso Nederland B.V. (“Esso”), an affiliate of Exxon Mobil Corporation and EMTEC, and remaining revenue under our government projects.

Overall, backlog decreased by approximately 3.4% to $1.03 billion as of January 31, 2024, compared to $1.06 billion as of January 31, 2023, primarily as a result of revenue recognition under generation, service and Advanced Technologies agreements since January 31, 2023. This decline in backlog was partially offset by new service agreements backlog as a result of the new service agreement with Noeul Green Energy entered into during the fiscal year ended October 31, 2023 and new Advanced Technologies contract backlog as a result of the purchase order received from Esso during the quarter ended January 31, 2024.

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

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2024 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of January 31, 2024, unrestricted cash and cash equivalents totaled $297.5 million.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes.
●	We manage our factory production rate based on expected demand and project schedules. Changes to production rate take time to implement. During the three months ended January 31, 2024, we operated at an annualized production rate of approximately 33.2 MW at our Torrington manufacturing facility, compared to an annualized production rate for the three months ended January 31, 2023 of 38.2 MW. This reduction in annualized production rates is primarily due to moderating our production levels in our Torrington facility as a result of market demand timing. We continue to monitor and make adjustments to our production rate, including material and staffing levels, at our Torrington facility to meet current and expected demand.

●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of January 31, 2024 and October 31, 2023 was $48.5 million ($22.7 million of which is classified as “Other assets”) and $45.9 million ($25.8 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.
●	The amount of total inventory as of January 31, 2024 and October 31, 2023 was $105.6 million ($2.7 million is classified as long-term inventory) and $91.8 million ($7.3 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $67.3 million and $55.6 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and cash as of any given balance sheet date.
●	The amount of total project assets as of January 31, 2024 and October 31, 2023 was $260.8 million and $258.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of January 31, 2024 consisted of $260.1 million of completed, operating installations and $0.7 million of projects in development. As of January 31, 2024, we had 62.8 MW of operating project assets that generated $10.5 million of revenue for three months ended January 31, 2024.
●	As of January 31, 2024, the Company had a 0.3 MW project under development. To build out this project, as of January 31, 2024, we estimate the remaining investment in project assets to be made during fiscal year 2024 to be in the range of approximately $7.0 million to $10.0 million. This compares to project asset expenditures of approximately $53.0 million during fiscal year 2023. The expected reduction in such expenditures during fiscal year 2024 is due to the completion of the Derby and Toyota Projects, and it is expected that the lower expenditures in fiscal year 2024 will benefit the Company’s liquidity position. To fund the expected fiscal year 2024 expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the project becomes operational, the Company will seek to obtain permanent financing (tax equity and debt), which would be expected to return cash to the business. For the three months ended January 31, 2024, capitalized project asset expenditures were $7.5 million. In addition, the Company expensed costs related to the Toyota project, which totaled $1.9 million for the three months ended January 31, 2024.

●	Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT (the “Bridgeport Fuel Cell Project”); (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the eighteen year PPA for our LIPA Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and the initial two years of the twenty year hydrogen power purchase agreement for our Toyota Project (through May of 2025); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.
●	Expenditures for property, plant and equipment are expected to range between $60.0 million and $75.0 million for fiscal year 2024. These amounts are in addition to the capital expenditures and commitments made by the Company in fiscal year 2023 to upgrade our manufacturing facilities, including the expansion of solid oxide manufacturing capacity at our Calgary facility to 40 MW which is expected to be completed in fiscal year 2024. We are also increasing the carbonate capabilities in our Torrington facility for expected growth in carbon capture and recovery. During the first quarter of fiscal year 2024, cash payments for capital expenditures totaled approximately $10.6 million.

Included in projected expenditures associated with the capacity expansion for molten carbonate is equipment to launch the carbon capture platform manufacturing required for the assembly of the technology we jointly developed with EMTEC. The solid oxide production capacity expansion is underway in our Calgary, Canada facility and is expected to increase the capacity of the facility from 1 MW to 10 MW per year of solid oxide fuel cell production or from 4 MW to 40 MW per year of solid oxide electrolysis cell (“SOEC”) production by the middle of fiscal year 2024.

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

The Company continues to invest in capability with the goal of reducing production bottlenecks and driving productivity, including investments in automation, laser welding, and the construction of additional integrated conditioning capacity. The Company also constructed a SureSource 1500 in Torrington during fiscal year 2022, which operates as a testing facility for qualifying new supplier components and performance testing and validation of continued platform innovations. During fiscal year 2023, the Company made investments to add engineered carbon recovery capability to the onsite SureSource 1500. This addition is expected to be completed in fiscal year 2024. This product enhancement will allow potential customers to observe the operating plant and, given the targeted market of food and beverage companies, will allow for the sampling and testing of recovered CO2 to verify quantity, quality or purity requirements.

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

The expansion of the Calgary manufacturing facility is phase 1 of the Company’s planned operational expansion of production capability. While this expansion is expected to increase our production capacity from 4 MW per year to 40 MW per year of SOECs, the Company also plans to add an additional 400 MW of solid oxide manufacturing capacity in the United States. Early facility design and engineering requirements have been developed, and the Company has engaged in an extensive search in the United States for a potential location for a new manufacturing facility, which would be incremental to the Calgary facility. Decisions with respect to the Company’s investment in facility expansion will be paced by market demand.

Lastly, the Company is in the process of examining or actively applying for various financial programs offered by both Canada and the United States to provide subsidies, investment tax credits and other assistance with the goal of expanding capacity for clean energy manufacturing.

●	Company-funded research and development expenses are expected to be in the range between $60.0 million and $70.0 million for fiscal year 2024. During the three months ended January 31, 2024, we incurred a total of $14.4 million of Company-funded research and development expenses as we continued to accelerate commercialization of our Advanced Technologies solutions including distributed hydrogen, hydrogen based long duration energy storage and hydrogen power generation. The Company continues to advance its solid oxide platform research, including increasing production of solid oxide fuel cell modules and expanding manufacturing capacity. The Company continues to work with INL on a demonstration high-efficiency electrolysis platform. This project, done in conjunction with the U.S. Department of Energy, is intended to demonstrate that the Company’s platform can operate at higher electrical efficiency than currently available electrolysis technologies through the inclusion of an external heat source. To further accelerate the commercialization activity for the solid oxide platform, the Company recently commenced the design and construction of two advanced prototypes: (i) a 250 kW power generation platform, and (ii) a 1 MW high-efficiency electrolysis platform. These advanced prototypes are in process and expected to be completed during calendar year 2024.

●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of January 31, 2024, we had pledged approximately $51.3 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended January 31, 2024 and 2023, depreciation and amortization totaled $8.6 million and $5.4 million, respectively (of these totals, approximately $6.8 million and $4.2 million for the three months ended January 31, 2024 and 2023, respectively, relate to depreciation of project assets in our generation operating portfolio and amortization of a generation intangible asset).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $348.8 million as of January 31, 2024 compared to $299.6 million as of October 31, 2023. As of January 31, 2024, unrestricted cash and cash equivalents was $297.5 million compared to $250.0 million of unrestricted cash and cash equivalents as of October 31, 2023. As of January 31, 2024, restricted cash and cash equivalents was $51.3 million, of which $6.0 million was classified as current and $45.4 million was classified as non-current, compared to $49.6 million of restricted cash and cash equivalents as of October 31, 2023, of which $5.2 million was classified as current and $44.5 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Three Months Ended January 31,
(dollars in thousands)	2024	2023
Consolidated Cash Flow Data:
Net cash used in operating activities	$(58,267)	$(53,377)
Net cash provided by (used in) investing activities	86,893	(84,822)
Net cash provided by (used in) financing activities	20,564	(3,513)
Effects on cash from changes in foreign currency rates	33	447
Net increase (decrease) in cash, cash equivalents and restricted cash	$49,223	$(141,265)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $58.3 million during the three months ended January 31, 2024, compared to $53.4 million of net cash used in operating activities during the three months ended January 31, 2023.

Net cash used in operating activities for the three months ended January 31, 2024 was primarily a result of the net loss of $44.4 million, increases in inventory of $18.4 million, unbilled receivables of $3.0 million, other assets of $1.6 million and decreases in accounts payable of $6.0 million and accrued liabilities of $4.0 million partially offset by an increase in deferred revenue of $1.2 million and a decrease in accounts receivable of $0.5 million and non-cash adjustments of $17.8 million.

Net cash used in operating activities for the three months ended January 31, 2023 was primarily a result of the net loss of $21.1 million, increases in inventories of $10.3 million, unbilled receivables of $5.0 million and other assets of $1.0 million and decreases in deferred revenue of $18.1 million, accrued liabilities of $7.1 million and accounts payable of $1.1 million, partially offset by decreases in accounts receivable of $1.7 million and non-cash adjustments of $8.8 million.

Investing Activities – Net cash provided by investing activities was $86.9 million for the three months ended January 31, 2024, compared to net cash used in investing activities of $84.8 million during the three months ended January 31, 2023.

Net cash provided by investing activities for the three months ended January 31, 2024 included funds received from the maturity of U.S. Treasury Securities of $230.4 million, offset by cash used of $125.4 million for the purchase of  U.S. Treasury Securities, $7.5 million of project asset expenditures and $10.6 million of capital expenditures.

Net cash used in investing activities for the three months ended January 31, 2023 included $75.0 million for the purchase of U.S. Treasury Securities, $7.8 million of capital expenditures and $2.1 million of project asset expenditures.

Financing Activities – Net cash provided by financing activities was $20.6 million during the three months ended January 31, 2024, compared to net cash used in financing activities of $3.5 million during the three months ended January 31, 2023.

Net cash provided by financing activities during the three months ended January 31, 2024 resulted from $25.1 million of contributions received from a noncontrolling interest in our tax equity partnership for the Derby and Groton Projects, offset by debt repayments of $2.6 million, payments for taxes related to net share settlement of equity awards of $1.0 million, payment of $0.8 million in preferred dividends and distribution to noncontrolling interest of $0.2 million.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of January 31, 2024 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$95,419	$89,034	$6,385	$-	$-
Term loans (principal and interest)	132,645	15,504	29,899	24,808	62,434
Operating lease commitments (2)	18,693	1,142	2,569	2,463	12,519
Sale-leaseback finance obligations (3)	9,377	1,490	2,848	2,626	2,413
Natural gas and biomethane gas supply contracts (4)	64,647	22,276	21,240	16,263	4,868
Series B Preferred dividends payable (5)	-	-	-	-	-
Totals	$320,781	$129,446	$62,941	$46,160	$82,234
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and Crestmark Equipment Finance (“Crestmark”). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract for the Company’s LIPA Yaphank Project with an estimated annual cost per year of $2.0 million, under which service began on December 7, 2021. During fiscal year 2023, the Company entered into a 2-year Biomethane gas contract for the Company’s Toyota Project, under which service began on May 1, 2023. Also, during fiscal year 2023, the Company entered into (a) a 6-year natural gas contract for the Company’s 14.0 MW Derby Project, under which service began on June 1, 2023, and (b) a 6-year natural gas contract for the Company’s 2.8 MW SCEF Derby Project, under which service began in November 2023. The costs of the contracts are expected to be offset by generation revenues.
(5)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at January 31, 2024) for 20 trading days during any consecutive 30 trading day period.

Outstanding Loans as of January 31, 2024

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

Upon closing, on May 19, 2023, OpCo Borrower entered into an ISDA 2002 Master Agreement (the “Investec Master Agreement”) and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement (the “BMO Master Agreement”) and an ISDA Schedule to the 2002 Master Agreement  with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement, which collateral is described below. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly, with the resulting gains/losses recorded to other income/expense. The fair value adjustment for the quarter ended January 31, 2024 resulted in a loss of $3.5 million. During the three months ended January 31, 2024, SOFR swap rates dropped by almost 100 basis points.

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

Restricted Cash

As of January 31, 2024, we have pledged approximately $51.3 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of January 31, 2024, outstanding letters of credit totaled $14.2 million. These expire on various dates through October 2029. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of January 31, 2024 also included $2.9 million primarily to support obligations under the power purchase and service agreements related to Crestmark sale-leaseback transactions, $9.0 million relating to future obligations associated with the Senior Back Leverage Loan Facility and the Subordinated Back Leverage Loan Facility and $21.6 million relating to future obligations associated with the OpCo Financing Facility.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power or other value streams delivered such as hydrogen, steam, water, and/or carbon from the Company’s fuel cell power platforms at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power platforms. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of January 31, 2024, our generation operating portfolio was 62.8 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of January 31, 2024, Advanced Technologies contract backlog totaled $23.4 million, of which $19.7 million is non-U.S. Government-funded and $3.7 million is U.S. Government-funded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, which are not classified as debt. We do not guarantee any third-party debt. See Note 17. “Commitments and Contingencies” to our Consolidated Financial Statements for the three months ended January 31, 2024 included in this Quarterly Report on Form 10-Q for further information.

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

Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2023 filed with the SEC.

ACCOUNTING GUIDANCE UPDATE

See Note 2. “Recent Accounting Pronouncements,” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting guidance.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure Risk

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of January 31, 2024, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of January 31, 2024, approximately 0.5% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and Korean Won) and we have no plans of repatriation. We make purchases from certain vendors and receive payment from certain customers in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 19, 2023, in connection with the closing of the OpCo Financing Facility, the Company entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly with the resulting gains/losses recorded to other income/expense.  The fair value adjustment for the quarter ended January 31, 2024 resulted in a loss of $3.5 million. During the three months ended January 31, 2024, SOFR swap rates dropped by almost 100 basis points.

Project Fuel Price Exposure Risk

Certain of our PPAs for project assets in our generation operating portfolio and project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the eighteen year PPA for our LIPA Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and the initial two years of the twenty year hydrogen power purchase agreement for our Toyota project (through May of 2025); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.

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

The Company recorded a derivative gain during the year ended October 31, 2023 of $4.1 million as a result of net settling certain natural gas purchases under a previous normal purchase normal sale contract designation, which resulted in a change to mark-to-market accounting. The Company recorded a derivative loss for the three months ended January 31, 2024 of $1.9 million.

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

Item 1A.         RISK FACTORS

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2023, filed with the Securities and Exchange Commission on December 19, 2023 (the “2023 Annual Report”), sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities. There have been no material changes to the risk factors previously disclosed in the 2023 Annual Report.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 1, 2023 - November 30, 2023	291,604	$1.17	—	—
December 1, 2023 - December 31, 2023	521,124	1.28	—	—
January 1, 2024 - January 31, 2024	—	—	—	—
Total	812,728	$1.24	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 3.         DEFAULT UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

On January 8, 2024, Michael S. Bishop, Executive Vice President, Chief Financial Officer and Treasurer of the Company, adopted a Rule 10b5-1 plan (“Rule 10b5-1 Plan”). The Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Bishop’s Rule 10b5-1 Plan provides for the sale of up to 64,853 shares of the Company’s common stock, pursuant to the terms of the Rule 10b5-1 Plan. The Rule 10b5-1 Plan expires on January 7, 2025 or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

No other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended January 31, 2024.

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

3.18	Second Amended and Restated By-Laws of the Company, effective as of February 22, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 22, 2024).
4.1	Specimen of Common Share Certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1999).

Exhibit No.	Description

10.1

Amendment No. 1 to Credit Agreement, dated as of October 23, 2023, between Connecticut Green Bank (as administrative agent and lender party) and FuelCell Energy Finance HoldCo, LLC (incorporated by reference to Exhibit 10.88 to the Company’s Form 10-K filed on December 19, 2023).

10.2

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Performance Share Award Agreement (Relative TSR – Contingent Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2023).

10.3

Amendment No. 2 to Financing Agreement, dated as of January 2, 2024, among FuelCell Energy Opco Finance 1, LLC (as Borrower), Investec Bank plc (as Administrative Agent and Lender), Liberty Bank (as Lender), Bank of Montreal (as Lender), Amalgamated Bank (as Lender), and Connecticut Green Bank (as Lender) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH#	Inline XBRL Schema Document
101.CAL#	Inline XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.LAB#	Inline XBRL Labels Linkbase Document
101.PRE#	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Management Contract or Compensatory Plan or Arrangement

#Filed with this Annual Report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of January 31, 2024 and October 31, 2023, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2024, and 2023, (iii) the Consolidated Statements of Changes in Equity for the three months ended January 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the three months ended January 31, 2024 and 2023, (v) Notes to the Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

March 7, 2024	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)