Form 10-Q
period 2024-04-30
FUELCELL ENERGY INC
filed 2024-06-10
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of June 5, 2024: 497,046,680

]

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	April 30,	October 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$158,790	$249,952
Restricted cash and cash equivalents - short-term	4,969	5,159
Investments - short-term	101,340	103,760
Accounts receivable, net	7,155	3,809
Unbilled receivables	26,409	16,296
Inventories	113,918	84,456
Other current assets	13,262	12,881
Total current assets	425,843	476,313
Restricted cash and cash equivalents - long-term	48,134	44,465
Inventories - long-term	2,743	7,329
Project assets, net	256,607	258,066
Property, plant and equipment, net	111,576	89,668
Operating lease right-of-use assets, net	8,036	8,352
Goodwill	4,075	4,075
Intangible assets, net	15,428	16,076
Other assets	44,387	51,176
Total assets (1)	$916,829	$955,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,733	$10,067
Current portion of operating lease liabilities	752	599
Accounts payable	21,614	26,518
Accrued liabilities	24,143	26,313
Deferred revenue	6,756	2,406
Total current liabilities	64,998	65,903
Long-term deferred revenue	987	732
Long-term operating lease liabilities	8,857	8,992
Long-term debt and other liabilities	130,030	119,588
Total liabilities (1)	204,872	195,215
Redeemable Series B preferred stock (liquidation preference of $64,020 as of April 30, 2024 and October 31, 2023)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 1,000,000,000 shares authorized as of April 30, 2024 and October 31, 2023; 458,406,776 and 450,626,862 shares issued and outstanding as of April 30, 2024 and October 31, 2023, respectively	46	45
Additional paid-in capital	2,208,951	2,199,661
Accumulated deficit	(1,567,474)	(1,515,541)
Accumulated other comprehensive loss	(1,717)	(1,672)
Treasury stock, Common, at cost (324,814 and 246,468 shares as of April 30, 2024 and October 31, 2023, respectively)	(1,164)	(1,078)
Deferred compensation	1,164	1,078
Total stockholders’ equity	639,806	682,493
Noncontrolling interests	12,294	17,955
Total equity	652,100	700,448
Total liabilities, redeemable Series B preferred stock and total equity	$916,829	$955,520
(1)	As of April 30, 2024 and October 31, 2023, the combined assets of the variable interest entities (“VIEs”) were $315,534 and $235,290, respectively, that can only be used to settle obligations of the VIEs. These assets include cash of $5,153, accounts receivable of $182, unbilled accounts receivable of $7,490, operating lease right of use assets of $1,671, other current assets of $130,353, restricted cash and cash equivalents of $626, project assets of $166,098 and other assets of $3,962 as of April 30, 2024, and cash of $4,797, unbilled accounts receivable of $1,876, operating lease right of use assets of $1,680, other current assets of $50,713, restricted cash and cash equivalents of $526, project assets of $170,444, derivative assets of $4,127 and other assets of $1,125 as of October 31, 2023. The combined liabilities of the VIEs as of April 30, 2024 include short-term operating lease liabilities of $203, accounts payable of $180,224, long-term operating lease liability of $2,150 and other non-current liabilities of $2,175 and, as of October 31, 2023, include short-term operating lease liabilities of $203, accounts payable of $165,824, long-term operating lease liability of $2,159 and other non-current liabilities of $187.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2024	2023
Revenues:
Product	$-	$-
Service	1,369	26,190
Generation	14,118	8,440
Advanced Technologies	6,933	3,719
Total revenues	22,420	38,349
Costs of revenues:
Product	2,938	3,486
Service	1,267	20,113
Generation	21,424	17,081
Advanced Technologies	3,865	3,762
Total costs of revenues	29,494	44,442
Gross loss	(7,074)	(6,093)
Operating expenses:
Administrative and selling expenses	17,660	15,068
Research and development expenses	16,627	14,697
Total costs and expenses	34,287	29,765
Loss from operations	(41,361)	(35,858)
Interest expense	(2,275)	(1,502)
Interest income	3,390	3,688
Other income (expense), net	2,590	(236)
Loss before provision for income taxes	(37,656)	(33,908)
Provision for income taxes	-	(3)
Net loss	(37,656)	(33,911)
Net (loss) income attributable to noncontrolling interests	(5,516)	392
Net loss attributable to FuelCell Energy, Inc.	(32,140)	(34,303)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(32,940)	$(35,103)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.07)	$(0.09)
Basic and diluted weighted average shares outstanding	452,984,445	406,316,070

	Three Months Ended April 30,
	2024	2023
Net loss	$(37,656)	$(33,911)
Other comprehensive loss:
Foreign currency translation adjustments	(78)	(151)
Total comprehensive loss	$(37,734)	$(34,062)
Comprehensive (loss) income attributable to noncontrolling interests	(5,516)	392
Comprehensive loss attributable to FuelCell Energy, Inc.	$(32,218)	$(34,454)

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2024	2023
Revenues:
Product	$-	$9,095
Service	2,986	40,072
Generation	24,611	17,997
Advanced Technologies	11,514	8,258
Total revenues	39,111	75,422
Costs of revenues:
Product	5,329	4,515
Service	3,155	31,058
Generation	42,318	33,683
Advanced Technologies	7,108	7,022
Total costs of revenues	57,910	76,278
Gross loss	(18,799)	(856)
Operating expenses:
Administrative and selling expenses	34,060	30,077
Research and development expenses	30,980	27,380
Total costs and expenses	65,040	57,457
Loss from operations	(83,839)	(58,313)
Interest expense	(4,613)	(3,014)
Interest income	7,457	7,098
Other expense, net	(1,060)	(187)
Loss before provision for income taxes	(82,055)	(54,416)
Provision for income taxes	-	(581)
Net loss	(82,055)	(54,997)
Net loss attributable to noncontrolling interests	(30,122)	(2,072)
Net loss attributable to FuelCell Energy, Inc.	(51,933)	(52,925)
Series B preferred stock dividends	(1,600)	(1,600)
Net loss attributable to common stockholders	$(53,533)	$(54,525)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.12)	$(0.13)
Basic and diluted weighted average shares outstanding	452,303,339	406,055,027

	Six Months Ended April 30,
	2024	2023
Net loss	$(82,055)	$(54,997)
Other comprehensive income (loss):
Foreign currency translation adjustments	(45)	296
Total comprehensive loss	$(82,100)	$(54,701)
Comprehensive loss attributable to noncontrolling interests	(30,122)	(2,072)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(51,978)	$(52,629)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2023	450,626,862	$45	$2,199,661	$(1,515,541)	$(1,672)	$(1,078)	$1,078	$682,493	$17,955	$700,448
Common stock issued, non-employee compensation	44,398	—	51	—	—	—	—	51	—	51
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	1,235,192	—	(926)	—	—	—	—	(926)	—	(926)
Share based compensation	—	—	2,876	—	—	—	—	2,876	—	2,876
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	33	—	—	33	—	33
Adjustment for deferred compensation	(44,398)	—	—	—	—	(51)	51	—	—	—
Contributions received from sale of noncontrolling interest	—	—	—	—	—	—	—	—	25,122	25,122
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(236)	(236)
Net Loss	—	—	—	(19,793)	—	—	—	(19,793)	(24,606)	(44,399)
Balance, January 31, 2024	451,862,054	$45	$2,200,862	$(1,535,334)	$(1,639)	$(1,129)	$1,129	$663,934	$18,235	$682,169
Sale of common stock, net of fees	6,463,716	1	5,892	—	—	—	—	5,893	—	5,893
Common stock issued, non-employee compensation	46,357	—	47	—	—	—	—	47	—	47
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	68,597	—	(52)	—	—	—	—	(52)	—	(52)
Share based compensation	—	—	3,002	—	—	—	—	3,002	—	3,002
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(78)	—	—	(78)	—	(78)
Adjustment for deferred compensation	(33,948)	—	—	—	—	(35)	35	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(425)	(425)
Net Loss	—	—	—	(32,140)	—	—	—	(32,140)	(5,516)	(37,656)
Balance, April 30, 2024	458,406,776	$46	$2,208,951	$(1,567,474)	$(1,717)	$(1,164)	$1,164	$639,806	$12,294	$652,100

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2022	405,562,988	$41	$2,094,076	$(1,407,973)	$(1,752)	$(855)	$855	$684,392	$7,105	$691,497
Common stock issued, non-employee compensation	21,106	—	68	—	—	—	—	68	—	68
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	169,065	—	(314)	—	—	—	—	(314)	—	(314)
Share based compensation	—	—	2,637	—	—	—	—	2,637	—	2,637
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	447	—	—	447	—	447
Adjustment for deferred compensation	(21,106)	—	—	—	—	(68)	68	—	—	—
Reclassification of redeemable non-controlling interest	—	—	—	—	—	—	—	—	3,030	3,030
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(106)	(106)
Net Loss	—	—	—	(18,622)	—	—	—	(18,622)	(2,464)	(21,086)
Balance, January 31, 2023	405,732,053	$41	$2,095,667	$(1,426,595)	$(1,305)	$(923)	$923	$667,808	$7,565	$675,373
Sale of common stock, net of fees	949,438	—	2,663	—	—	—	—	2,663	—	2,663
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	57,222		—	—	—	—	—	—	—	—
Share based compensation	—	—	3,194	—	—	—	—	3,194	—	3,194
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(151)	—	—	(151)	—	(151)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(143)	(143)
Net loss	—	—		(34,303)	—	—	—	(34,303)	392	(33,911)
Balance, April 30, 2023	406,738,713	$41	$2,100,724	$(1,460,898)	$(1,456)	$(923)	$923	$638,411	$7,814	$646,225

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(82,055)	$(54,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,877	5,831
Depreciation and amortization	18,151	12,036
Non-cash interest expense on finance obligations	1,081	2,071
Unrealized loss on derivative contracts	5,020	114
Operating lease costs	703	744
Operating lease payments	(700)	(644)
Impairment of property, plant and equipment and project assets	-	2,375
Unrealized foreign currency losses	-	(16)
Other, net	11	(36)
(Increase) decrease in operating assets:
Accounts receivable	(3,346)	(1,562)
Unbilled receivables	(5,728)	(21,164)
Inventories	(29,462)	3,615
Other assets	(2,303)	(10,577)
(Decrease) increase in operating liabilities:
Accounts payable	(6,259)	(1,486)
Accrued liabilities	(985)	(4,320)
Deferred revenue	4,605	(20,654)
Net cash used in operating activities	(95,390)	(88,670)
Cash flows from investing activities:
Capital expenditures	(23,773)	(16,903)
Project asset expenditures	(8,201)	(19,753)
Maturity of held-to-maturity debt securities	260,855	63,330
Purchases of held-to-maturity debt securities	(256,285)	(138,244)
Net cash used in investing activities	(27,404)	(111,570)
Cash flows from financing activities:
Repayment of debt and finance obligations	(5,248)	(4,528)
Proceeds from the issuance of debt	13,000	-
Payment for debt issuance costs	(372)	-
Expenses related to common stock issued for stock plans	68	21
Contributions received from sale of noncontrolling interest	25,122	-
Distribution to noncontrolling interest	(661)	(249)
Payments for taxes related to net share settlement of equity awards	(1,045)	(337)
Common stock issuance, net of fees	5,892	2,667
Payment of preferred dividends	(1,600)	(1,600)
Net cash provided by (used in) financing activities	35,156	(4,026)
Effects on cash from changes in foreign currency rates	(45)	296
Net decrease in cash, cash equivalents and restricted cash	(87,683)	(203,970)
Cash, cash equivalents and restricted cash-beginning of period	299,576	481,044
Cash, cash equivalents and restricted cash-end of period	$211,893	$277,074

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents, unrestricted	$158,790	$246,844
Restricted cash and cash equivalents - short-term	4,969	4,778
Restricted cash and cash equivalents - long-term	48,134	25,452
Total cash, cash equivalents and restricted cash	$211,893	$277,074

Supplemental cash flow disclosures:
Cash interest paid	$3,225	$663
Noncash financing and investing activity:
Recognition of operating lease liabilities	-	2,147
Recognition of operating lease right-of-use assets	-	2,147
Noncash reclassifications from inventory to project assets	4,586	-
Accrued purchases of fixed assets, cash to be paid in subsequent period	3,460	3,060
Accrued purchases of project assets, cash to be paid in subsequent period	620	2,145

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position as of April 30, 2024 and October 31, 2023 and results of operations as of and for the three and six months ended April 30, 2024 and 2023 have been included. All intercompany accounts and transactions have been eliminated.

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

As of April 30, 2024, unrestricted cash and cash equivalents totaled $158.8 million compared to $250.0 million as of October 31, 2023. During the year ended October 31, 2023 and the six months ended April 30, 2024, the Company invested in United States (U.S.) Treasury Securities. The amortized cost of the U.S. Treasury Securities outstanding totaled $101.3 million as of April 30, 2024, compared to $103.8 million as of October 31, 2023 and is classified as Investments - short-term on the Consolidated Balance Sheets.

During the three months ended April 30, 2024, the Company (through one of its indirect subsidiaries) entered into three related term loan facilities (which are referred to herein as the “Derby Senior Back Leverage Loan Facility” and the “Derby Subordinated Back Leverage Loan Facility”), resulting in aggregate gross loan proceeds of $13.0 million. See Note 15. “Debt” for additional information regarding the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility.

On April 10, 2024, the Company entered into Amendment No. 1 (the “Amendment”) to the Open Market Sale Agreement, dated July 12, 2022 (the “2022 Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) (the 2022 Sales Agreement as amended by the Amendment, the “Amended Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment). Prior to the amendment of the 2022 Sales Agreement on April 10, 2024, no shares were sold by the Company under the 2022 Sales Agreement during the three or six months ended April 30, 2024. Between April 10, 2024 (the date of the Amended Sales Agreement) and April 30, 2024, approximately 6.5 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $0.98 per share, resulting in gross proceeds of approximately $6.3 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $5.9 million after deducting sales commissions totaling approximately $0.1 million and fees totaling approximately $0.3 million. See Note 11. “Stockholders’ Equity” and Note 18. “Subsequent Events” for additional information regarding the 2022 Sales Agreement, the Amended Sales Agreement and the sales made following the end of the quarter under the Amended Sales Agreement.

During the fourth quarter of fiscal year 2023, the Company closed on a tax equity financing transaction with Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”), a subsidiary of Franklin Park Infrastructure, LLC, for two fuel cell power plant installations -- the 14.0 megawatt (“MW”) Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”). Franklin Park’s tax equity commitment with respect to the Derby Projects totaled $30.2 million. Of this amount, approximately $9.1 million was received on October 31, 2023 and the remaining approximately $21.1 million was received during the six months ended April 30, 2024. In connection with the initial closing of this tax equity financing transaction in fiscal year 2023, the Company paid closing costs of approximately $1.8 million, which included appraisal fees, title insurance expenses and legal and consulting fees.

During the first quarter of fiscal year 2024, the Company completed the Technical Improvement Plan to bring the Groton Project (defined elsewhere herein) to its rated capacity and the Groton Project reached its design rated output of 7.4 MW. The Company achieved all conditions precedent required for the first annual funding from East West Bancorp, Inc. (“East West Bank”) under the tax equity financing transaction between the Company and East West Bank and, as a result, the

Company received a $4.0 million contribution during the six months ended April 30, 2024 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

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

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for the remainder of fiscal year 2024 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction and manufacturing expansion, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its solid oxide, hydrogen and carbon capture platforms, (viii) implement capacity expansion for solid oxide product manufacturing, (ix) implement the product cost reductions necessary to achieve profitable operations, (x) manage working capital and the Company’s unrestricted cash balance and (xi) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

Note 3. Tax Equity Financings

Derby Tax Equity Financing Transaction

Since the Derby Projects became operational during the first quarter of fiscal year 2024, we have begun to allocate profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. For the three and six months ended April 30, 2024, the net loss attributable to noncontrolling interests totaled $6.1 million and $26.8 million, respectively. There were no amounts allocated to noncontrolling interest for the three and six months ended April 30, 2023 for Derby Fuel Cell Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the Derby Projects) because the Derby Projects were not yet operational at that time. As such, the Company had not yet allocated profits or losses to the noncontrolling interest under the HLBV method. During the three and six months ended April 30, 2024, the Company made priority return distributions to Franklin Park of $0.3 million and $0.4 million, respectively.

Groton Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bank for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT. East West Bank’s tax equity commitment totaled $15 million.

For the three and six months ended April 30, 2024, the net income (loss) attributable to noncontrolling interests for Groton Station FuelCell Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the Groton Project) totaled $0.3 million and ($3.3) million, respectively. For the three and six months ended April 30, 2023, the net loss attributable to noncontrolling interests totaled $0.04 million and $2.9 million, respectively.

Yaphank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in November 2021 with Renewable Energy Investors, LLC (“REI”), a subsidiary of Franklin Park Infrastructure, LLC, for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank Long Island. REI’s tax equity commitment totaled $12.4 million.

During each of the three month periods ended April 30, 2024 and 2023, the Company made priority return distributions to REI of $0.1 million. During the six months ended April 30, 2024 and 2023, the Company made priority return distributions to REI of $0.3 million and $0.2 million, respectively. For the three months ended April 30, 2024 and 2023, net income attributable to noncontrolling interest for YTBFC Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the LIPA Yaphank Project) totaled $0.2 million and $0.4 million, respectively. For the six months ended April 30, 2024 and 2023, net (loss) income attributable to noncontrolling interest for YTBFC Holdco, LLC totaled ($0.1) million and $0.8 million, respectively.

Note 4. Revenue Recognition

Contract Balances

Contract assets as of April 30, 2024 and October 31, 2023 were $47.8 million ($21.4 million long-term) and $42.1 million ($25.8 million long-term), respectively. The contract assets relate to the Company’s rights to consideration for work completed but not yet billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. We bill customers for power platform and power platform component sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual revenues recorded, typically in the subsequent month. Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred.

Contract liabilities as of April 30, 2024 and October 31, 2023 were $7.7 million and $3.1 million, respectively. These amounts are included on a separate line item as Deferred revenue, and balances expected to be recognized as revenue beyond one year from the balance sheet date are included within Long-term deferred revenue on the accompanying Consolidated Balance Sheets. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to variable consideration for previously sold products. The net change in contract liabilities represents customer billings offset by revenue recognized.

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

Advanced Technologies Revenue – EMTEC Joint Development Agreement and Rotterdam Pilot Project Purchase Order

In May 2023, the Company entered into a second letter agreement with ExxonMobil Technology and Engineering Company (formerly known as ExxonMobil Research and Engineering Company) (“EMTEC”), pursuant to which the parties agreed that the conditions to the Company’s agreement to invest in the future demonstration of the technology for capturing carbon at an ExxonMobil refinery located in Rotterdam, Netherlands (such demonstration, the “Rotterdam Project”) were met in April 2023 and, as a result, the Company will recognize $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 under the Company’s Joint Development Agreement with EMTEC as revenue across future deliverables to EMTEC. Of this $2.5 million, the Company recognized revenue of $0.9 million through April 30, 2024. The other $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 under the Company’s Joint Development Agreement with EMTEC was applied during fiscal year 2023 to discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project.

On January 31, 2024, the Company received a purchase order valued at $11.6 million from Esso Nederland B.V. (“Esso”), an affiliate of Exxon Mobil Corporation and EMTEC, for fuel cell modules as well as engineering, procurement, fabrication, testing and delivery services required for the construction and implementation of the modular point source carbon capture pilot plant at the Esso Rotterdam Manufacturing Complex. The Company expects that this pilot plant will be completed and commissioned early in calendar year 2026.

On and effective as of March 31, 2024, the Company and EMTEC entered into Amendment No. 5 (“Amendment No. 5”) to the Joint Development Agreement between the Company and EMTEC (as amended, the “Joint Development Agreement”). In Amendment No. 5, the Company and EMTEC further extended the term of the Joint Development Agreement such that it will end on December 31, 2026 (unless terminated earlier), so that the Company and EMTEC may pursue continued work to allow for technical readiness of the Generation 2 Technology fuel cell module as well as additional continuous technology development. In parallel with the Joint Development Agreement, the Company and EMTEC will pursue pioneer commercial deployments of the Generation 2 Technology with third parties, with the Company as the fuel cell module manufacturer for such deployments. Amendment No. 5 also removed the cap on the maximum amount of research costs to be reimbursed by EMTEC, and instead includes an expected annual budget for the anticipated work through the remaining term of the Joint Development Agreement of at least $10.0 million per year, subject to approval by EMTEC.

In addition, Amendment No. 5 provides the Company with the ability to pursue new carbon capture projects with third parties for the remaining duration of the term of the Joint Development Agreement using Generation 1 Technology or Generation 2 Technology (provided that the use of Generation 2 Technology must be limited to the use of Generation 2 physical fuel cell properties and design elements in Generation 1 Technology modules), with any new sales of such activities, authorized work, and carbon capture projects, when summed together, having the capability of capturing no more than 250,000 tons of CO2 on a cumulative annual basis. Under Amendment No. 5, following expiration of the term of the Joint Development Agreement, the Company will also have the opportunity to continue to service continuing obligations for such projects entered into during the term of the Joint Development Agreement (e.g., completion of contracted builds, service and repair/replacement of components, etc.). To allow the Company to pursue such projects, in Amendment No. 5, EMTEC also granted to the Company a worldwide, non-exclusive, royalty-free, irrevocable (during the term of the Joint Development Agreement), non-sub-licensable license to EMTEC’s Generation 1 Technology as well as to EMTEC’s Generation 2 Technology physical fuel cell properties and design elements.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of April 30, 2024, the Company’s total remaining performance obligations were: $145.1 million for service agreements (expected to be recognized as revenue over approximately three to fifteen years which is based on the remaining term of the service agreements), $335.3 million for generation power purchase agreements (“PPAs”) (expected to be recognized as revenue over approximately nineteen to twenty years based on the PPA terms remaining), $14.2 million for Advanced Technologies contracts (expected to be recognized within approximately two years) and $12.3 for product purchase agreements (expected to be recognized within the next year).

Note 5. Investments – Short-Term

The Company began to invest in U.S. Treasury Securities during fiscal year 2023. The outstanding U.S. Treasury Securities are classified as held-to-maturity and are recorded at amortized cost.  The contractual maturities of investments as of April 30, 2024 and October 31, 2023 were within one year and the weighted average yield to maturity was 5.37% and 5.45%, respectively.

	Amortized	Gross unrealized	Gross unrealized
	cost	gains	losses	Fair value
U.S. Treasury Securities
As of April 30, 2024	$101,340	$-	$(11)	$101,329
As of October 31, 2023	$103,760	$1	$-	$103,761

Note 6. Inventories

Inventories (current and long-term) as of April 30, 2024 and October 31, 2023 consisted of the following (in thousands):

	April 30,	October 31,
	2024	2023
Raw materials	$39,729	$36,200
Work-in-process (1)	76,932	55,585
Inventories	116,661	91,785
Inventories – current	(113,918)	(84,456)
Inventories – long-term (2)	$2,743	$7,329
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

Note 7. Project Assets

Project assets as of April 30, 2024 and October 31, 2023 consisted of the following (in thousands):

	April 30,	October 31,	Estimated
	2024	2023	Useful Life
Project Assets – Operating	$308,603	$213,753	4-20 years
Accumulated depreciation	(53,006)	(46,263)
Project Assets – Operating, net	255,597	167,490
Project Assets – Construction in progress	1,010	90,576
Project Assets, net	$256,607	$258,066

The estimated useful lives of these project assets are 20 years for balance of plant and site construction, and four to seven years for modules. Project assets as of April 30, 2024 and October 31, 2023 included twelve and nine, respectively, completed, commissioned installations generating power with respect to which the Company has a PPA with the end-user of power and site host with a net aggregate value of $255.6 million and $167.5 million as of April 30, 2024 and October 31, 2023, respectively. Certain of these assets are the subject of sale-leaseback arrangements with Crestmark Equipment Finance (“Crestmark”). The increase in operating project assets at April 30, 2024, compared to October 31, 2023, is a result of the inclusion of the Toyota Project and the Derby Projects, all of which became operational during the six months ended April 30, 2024.

Project assets as of April 30, 2024 and October 31, 2023 also include installations with carrying values of $1.0 million and $90.6 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows.

Note 8. Goodwill and Intangible Assets

As of April 30, 2024 and October 31, 2023, the Company had goodwill of $4.1 million and intangible assets of $15.4 million and $16.1 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and the 2019 Bridgeport Fuel Cell Project acquisition.

The Versa acquisition intangible asset represents an indefinite-lived in-process research and development intangible asset for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. Amortization expense for the Bridgeport Fuel Cell Project-related intangible asset for each of the three month periods ended April 30, 2024 and 2023 was $0.3 million and for each of the six month periods ended April 30, 2024 and 2023 was $0.6 million.

The following tables summarize the carrying value of the Company’s intangible assets as of April 30, 2024 and October 31, 2023 (in thousands):

As of April 30, 2024	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(6,484)	5,836
Total	$21,912	$(6,484)	$15,428

As of October 31, 2023	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(5,836)	6,484
Total	$21,912	$(5,836)	$16,076

Note 9. Accrued Liabilities

Accrued liabilities as of April 30, 2024 and October 31, 2023 consisted of the following (in thousands):

	April 30,	October 31,
	2024	2023
Accrued payroll and employee benefits (1)	$7,123	$7,752
Consideration payable to a customer (2)	2,550	3,958
Accrued service agreement and PPA costs (3)	10,436	10,742
Accrued legal, taxes, professional and other	4,034	3,861
Accrued liabilities	$24,143	$26,313
(1)	The balance in this account represents accrued payroll, payroll taxes and accrued bonus for both periods.
(2)	The balance represents the net amount due to Toyota as an accrued liability, which will be reduced over time against billings to Toyota for hydrogen sales under the terms of the Toyota HPPA.
(3)	Accrued service agreement costs include loss accruals on service agreements of $9.4 million and $9.5 million as of April 30, 2024 and October 31, 2023, respectively. The accruals for performance guarantees on service agreements and PPAs were $1.0 million and $1.2 million as of April 30, 2024 and October 31, 2023, respectively.

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

Operating lease expense for the three month periods ended April 30, 2024 and 2023 was $0.3 million and $0.4 million, respectively, and for each of the six month periods ended April 30, 2024 and 2023 was $0.7 million. As of April 30, 2024, the weighted average remaining lease term (in years) was approximately 17 years and the weighted average discount rate was 7.0%. Lease payments made during the three months ended April 30, 2024 and 2023 were $0.5 million and $0.3 million, respectively, and for the six months ended April 30, 2024 and 2023 were $0.7 million and $0.6 million, respectively.

Undiscounted maturities of operating lease liabilities as of April 30, 2024 were as follows (in thousands):

Operating Leases
Due Year 1	$1,346
Due Year 2	1,258
Due Year 3	1,287
Due Year 4	1,307
Due Year 5	1,011
Thereafter	12,321
Total undiscounted lease payments	18,530
Less imputed interest	(8,921)
Total discounted lease payments	$9,609

Note 11. Stockholders’ Equity

2022 Open Market Sale Agreement and Amended Sales Agreement

On July 12, 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sales Agreement”) with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) with respect to an at the market offering program under which the Company could, from time to time, offer and sell up to 95.0 million shares of the Company’s common stock. Pursuant to the 2022 Sales Agreement, the Company was required to pay and has paid each Agent a commission equal to 2.0% of the gross proceeds from each sale of shares made by such Agent under the 2022 Sales Agreement.

On April 10, 2024, the Company and the Agents entered into Amendment No. 1 (the “Amendment”) to the 2022 Sales Agreement (the 2022 Sales Agreement as amended by the Amendment, the “Amended Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment). Pursuant to the Amended Sales Agreement, the Company is required to pay and has paid each Agent a commission equal to 2.0% of the gross proceeds from each sale of shares made by such Agent under the Amended Sales Agreement.

Prior to the amendment of the 2022 Sales Agreement on April 10, 2024, no shares were sold by the Company under the 2022 Sales Agreement during the three or six months ended April 30, 2024.

From the date of the Amended Sales Agreement through April 30, 2024, the Company sold approximately 6.5 million shares under the Amended Sales Agreement at an average sale price of $0.98 per share, resulting in gross proceeds of approximately $6.3 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $5.9 million after deducting sales commissions totaling approximately $0.1 million and fees totaling approximately $0.3 million.

As of April 30, 2024, approximately $293.7 million of shares remained available for sale under the Amended Sales Agreement.

See Note 18. “Subsequent Events” for information regarding sales made under the Amended Sales Agreement following the end of the quarter.

Note 12. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of April 30, 2024, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of April 30, 2024 and October 31, 2023, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $1.6 million were paid in cash during each of the six month periods ended April 30, 2024 and 2023.

Note 13. Loss Per Share

The calculation of basic and diluted loss per share was as follows (in thousands, except share and per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(32,140)	$(34,303)	$(51,933)	$(52,925)
Series B preferred stock dividends	(800)	(800)	(1,600)	(1,600)
Net loss attributable to common stockholders	$(32,940)	$(35,103)	$(53,533)	$(54,525)
Denominator
Weighted average common shares outstanding – basic	452,984,445	406,316,070	452,303,339	406,055,027
Effect of dilutive securities (1)	-	-	-	-
Weighted average common shares outstanding – diluted	452,984,445	406,316,070	452,303,339	406,055,027
Net loss to common stockholders per share – basic	$(0.07)	$(0.09)	$(0.12)	$(0.13)
Net loss to common stockholders per share – diluted (1)	$(0.07)	$(0.09)	$(0.12)	$(0.13)
(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of April 30, 2024 and 2023, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	April 30,	April 30,
	2024	2023
Outstanding options to purchase common stock	17,318	18,291
Unvested Restricted Stock Units	17,062,098	7,039,970
5% Series B Cumulative Convertible Perpetual Preferred Stock	37,837	37,837
Total potentially dilutive securities	17,117,253	7,096,098

Note 14. Restricted Cash

As of April 30, 2024 and October 31, 2023, there was $53.1 million and $49.6 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	April 30,	October 31,
	2024	2023
Cash Restricted for Outstanding Letters of Credit (1)	$14,152	$14,152
Cash Restricted for Crestmark Sale-Leaseback Transactions	2,905	2,901
Debt Service and Performance Reserves related to OpCo Financing Facility	20,855	19,698
Debt Service and Performance Reserves related to the Senior and Subordinated Back Leverage Loan Facilities	10,447	9,294
Other	4,744	3,579
Total Restricted Cash	53,103	49,624
Restricted Cash and Cash Equivalents – Short-Term (2)	(4,969)	(5,159)
Restricted Cash and Cash Equivalents – Long-Term	$48,134	$44,465
(1)	Letters of credit outstanding as of April 30, 2024 expire on various dates through October 2029.
(2)	Short-term restricted cash and cash equivalents are amounts expected to be released and classified as unrestricted cash within twelve months of the balance sheet date.

Note 15. Debt

Debt as of April 30, 2024 and October 31, 2023 consisted of the following (in thousands):

	April 30,	October 31,
	2024	2023
Liberty Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	$6,500	$—
Connecticut Green Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	3,000	—
Connecticut Green Bank Loan (Derby Subordinated Back Leverage Loan Facility)	3,500	—
Connecticut Green Bank Loan (Groton Subordinated Back Leverage Loan Facility)	8,000	8,000
Liberty Bank Term Loan Agreement (Groton Senior Back Leverage Loan Facility)	5,659	5,876
Amalgamated Bank Loan (Groton Senior Back Leverage Loan Facility)	5,649	5,873
Finance obligation for sale-leaseback transactions	18,813	18,814
State of Connecticut Loan	6,468	6,908
Finance lease obligations	—	12
OpCo Financing Facility	73,891	77,510
Deferred finance costs	(3,553)	(3,526)
Total debt and finance obligations	127,927	119,467
Current portion of long-term debt and finance obligations	(11,733)	(10,067)
Long-term debt and finance obligations	$116,194	$109,400

Derby Back Leverage Financing

On April 25, 2024, FuelCell Energy Derby Finance Holdco, LLC (“Derby Holdco Borrower”), a wholly owned subsidiary of FuelCell Energy Finance, LLC (“FCEF”), which, in turn, is a wholly owned subsidiary of FuelCell Energy, Inc. (“Parent”), entered into: (i) a Credit Agreement (the “Derby Senior Back Leverage Credit Agreement”) with, by and among Liberty Bank, in its capacities as a lender (“Liberty Lender”), administrative agent (the “Senior Administrative Agent”), and lead arranger, and Connecticut Green Bank, in its capacity as a lender (“Green Bank Lender” and, collectively with Liberty Lender, the “Derby Senior Back Leverage Lenders”), for a term loan facility in an amount not to exceed an aggregate of $9.5 million to be provided 68% by Liberty Lender and 32% by Green Bank Lender (such facility, the “Derby Senior Back Leverage Loan Facility,” each such term loan, a “Derby Senior Back Leverage Loan” and such term loans together, the “Derby Senior Back Leverage Loans”); and (ii) a Credit Agreement (the “Derby Subordinated Back Leverage Credit Agreement”) with Connecticut Green Bank, as administrative agent (the “Subordinated Administrative Agent”) and lender (“Derby Subordinated Back Leverage Lender”), for a term loan facility in an amount not to exceed $3.5 million (such facility, the “Derby Subordinated Back Leverage Loan Facility” and such term loan, the “Derby Subordinated Back Leverage Loan”). The Derby Senior Back Leverage Lenders and the Derby Subordinated Back Leverage Lender are referred to collectively as the “Derby Back Leverage Lenders.”

Derby Holdco Borrower’s obligations under the Derby Senior Back Leverage Credit Agreement and the Derby Subordinated Back Leverage Credit Agreement are secured by a lien on all of Derby Holdco Borrower’s assets, consisting principally of its Class B Member Interests (the “Derby Class B Interests”) in Derby Fuel Cell Holdco, LLC (the “Derby Tax Equity Holdco”).  The Class A Membership Interests (the “Derby Class A Interests”) in the Derby Tax Equity Holdco are held by Franklin Park (see Note 1 for further discussion of the tax equity financing transaction structure).  Derby Holdco Borrower is also the Managing Member of the Derby Tax Equity Holdco.  The Derby Tax Equity Holdco’s primary asset is ownership of all of the outstanding equity interests in Derby Station Fuel Cell, LLC and SCEF1 Fuel Cell, LLC (the “Derby Project Companies”).  The Derby Project Companies, in turn, are the owners of the fuel cell power plants located in Derby, Connecticut (which are referred to herein as the “Derby Projects”).  As additional context concerning the relationship among the parties with respect to the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility more fully described below, on October 19, 2018, the Derby Project Companies and Parent entered into an Amended and Restated Power Purchase Agreement (the “Derby Amended and Restated PPA”) with The Connecticut Light and Power Company d/b/a Eversource Energy (“CLPC”), pursuant to which the Derby Project Companies agreed to sell to CLPC, and CLPC agreed to purchase from the Derby Project Companies, all of the electricity output produced by the Derby Projects pursuant to the terms and conditions of the Derby Amended and Restated PPA.

At the closing (the “Derby Closing”) of each of the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility, which occurred simultaneously on April 25, 2024 (the “Derby Closing Date”), the entire amount of each of the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility

was drawn down in the aggregate amount of $13.0 million.  After payment of fees and transaction costs (including fees to the Derby Back Leverage Lenders and legal costs) of approximately $0.2 million in the aggregate, the remaining proceeds of approximately $12.8 million were used as follows: (i) approximately $0.9 million was used to fund debt service and module replacement reserve accounts (“DSCR Reserve Accounts”) for the Derby Senior Back Leverage Lenders in amounts of approximately $0.6 million for Liberty Lender and approximately $0.3 million for Green Bank Lender; (ii) approximately $0.4 million was used to fund a DSCR Reserve Account for the Derby Subordinated Back Leverage Lender; and (iii) the remaining amount of approximately $11.5 million was released to Parent from the Derby Back Leverage Lenders.  Additionally, the Company incurred legal fees of approximately $0.2 million in relation to the financing that was not deducted from the debt proceeds.

The Derby Senior Back Leverage Loan will accrue interest on the unpaid principal amount calculated from the date of such Derby Senior Back Leverage Loan until the maturity date at a rate per annum equal to 7.25%.  Quarterly principal amortization and interest payments are required to be made by Derby Holdco Borrower on the Derby Senior Back Leverage Loan based on a seven-year amortization period.  The Derby Senior Back Leverage Loans have a seven-year term, maturing on March 31, 2031.

The Derby Subordinated Back Leverage Loan will accrue interest on the unpaid principal amount calculated from the date of such Derby Subordinated Back Leverage Loan until the maturity date at a rate per annum equal to 8%.  Pursuant to the Derby Subordinated Back Leverage Loan Facility, during the “Derby Interest Only Period” (as defined below), Derby Holdco Borrower is required to make quarterly payments of interest only until June 30, 2031.  Following the end of the “Derby Interest Only Period,” principal and interest payments are required to be made quarterly in quarterly level payments (“mortgage style”) of principal and interest until the maturity date on March 31, 2038.

Each of the Derby Senior Back Leverage Credit Agreement and the Derby Subordinated Back Leverage Credit Agreement contains certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type. Included in the covenants are covenants that: (i) Derby Holdco Borrower maintain a “Senior” debt service coverage ratio (which is computed taking into account debt service obligations on the Derby Senior Back Leverage Loans) of not less than 1.25:1.00 (based on the trailing 12 months and tested every quarter) and a “Total” debt service coverage ratio (which is computed taking into account debt service obligations on both the Derby Senior Back Leverage Loans and the Derby Subordinated Back Leverage Loan) of not less than 1.10:1.00 (based on the trailing 12 months and tested on a quarterly basis); (ii) Derby Holdco Borrower may make distributions or dividends only if the foregoing debt to equity coverage ratios have been satisfied and Derby Holdco Borrower is not in default under any provisions of either the Derby Senior Back Leverage Credit Agreement or the Derby Subordinated Back Leverage Credit Agreement, including having made all required deposits into reserve accounts; (iii) Derby Holdco Borrower is required to exercise its right under the Derby Tax Equity Holdco limited liability company agreement to acquire the Derby Class A Interests from Franklin Park during the ninety day period beginning on the “Flip Point” (which, pursuant to the Derby Tax Equity Holdco limited liability company agreement, is the date on which the holder of Derby Class A Interests has realized a certain return on investment and, accordingly, Derby Holdco Borrower, as holder of the Derby Class B Interests, has the right to purchase the Derby Class A Interests); and (iv) the consent of the Senior Administrative Agent is required prior to Derby Holdco Borrower’s taking certain material actions under the Derby Tax Equity Holdco limited liability company agreement. Each of the Derby Senior Back Leverage Credit Agreement and the Derby Subordinated Back Leverage Credit Agreement also contains customary representations and warranties and customary events of default that cause, or entitle the Derby Back Leverage Lenders to cause, the outstanding loans to become immediately due and payable.  In addition to customary events of default for transactions of this kind, the events of default include if a Change of Control occurs (meaning Parent no longer directly or indirectly owns Derby Holdco Borrower), a cross default (meaning that a default under the Derby Senior Back Leverage Loan Facility shall be deemed a default under the Derby Subordinated Back Leverage Loan Facility and vice versa) or if CLPC should become insolvent, is in bankruptcy or commits a specified number of payment defaults with regard to its payment obligations to the Derby Project Companies.

The Derby Senior Back Leverage Loans may be prepaid at any time at the option of Derby Holdco Borrower provided that (i) each prepayment on or prior to the second anniversary of the Derby Closing Date shall require a prepayment fee of 3% of the principal amount being prepaid; (ii) each prepayment after the second anniversary of the Derby Closing Date but on or prior to the fourth anniversary of the Derby Closing Date shall require a prepayment fee of 2% of the principal amount being prepaid; and (iii) each prepayment after the fourth anniversary of the Derby Closing Date but on or prior to the seventh anniversary of the Derby Closing Date shall require a prepayment fee of 1% of the principal amount being prepaid. The Derby Subordinated Back Leverage Loan may be prepaid at any time without premium or penalty.

OpCo Financing Facility Interest Rate Swap – Fair Value Adjustment

The Company’s interest rate swap related to the OpCo Financing Facility (as defined elsewhere herein) is recorded at its fair value each reporting period, with the resulting gains/losses recorded to other income/expense. The interest rate swap is a Level 2 asset/liability since the value can be determined based on the observed values for underlying interest rates. The fair value adjustment for the three and six months ended April 30, 2024 resulted in a gain (loss) of $2.7 million and ($0.8) million, respectively. The Company has recorded a derivative asset within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $2.5 million and $3.3 million as of April 30, 2024 and October 31, 2023, respectively.

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

Long-Term Incentive Plan Awards for Fiscal Year 2024:

On December 11, 2023, the Company’s Board of Directors (the “Board”) approved certain awards to be made under the Company’s Long-Term Incentive Plan for fiscal year 2024 (the “LTI Plan”). The LTI Plan is as a sub-plan consisting of awards made under the Company’s 2018 Omnibus Incentive Plan (as amended and restated from time to time, the “2018 Omnibus Incentive Plan”). The participants in the LTI Plan are members of senior management. The awards under the LTI Plan consist of two components:

1)	Relative Total Shareholder Return (“TSR”) Performance Share Units (“PSU”). The PSUs granted during the six months ended April 30, 2024 will be earned over the performance period ending on October 31, 2026, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR PSUs is the TSR of the Company relative to the TSR of the Russell 2000 from October 31, 2023 through October 31, 2026. The Compensation Committee established the performance assessment criteria for the relative TSR PSUs as the TSR of the Company relative to the TSR of the Russell 2000, with the award calibration being 100% plus or minus 0.5x the difference between the Company’s TSR and the Russell 2000 Index composite TSR. The award is capped at 200% of the target number of PSUs, and the award is further capped at 100% of the target number of PSUs if the Company’s absolute TSR over the performance period is negative. The Company’s TSR is calculated by subtracting the Company’s beginning stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2023) from the ending stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2026), adding any dividends during the period, and then dividing the result by the Company’s beginning stock price. Given that the performance period is still open, the Company has reserved shares equal to 200% of the target number of PSUs, subject to performance during the remaining performance period as well as vesting based on continued service until December 11, 2026 (the third anniversary of the grant date).
2)	Time-vesting Restricted Stock Units (“RSU”). The time-vesting RSUs granted during the six months ended April 30, 2024 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant.

On December 11, 2023, 6,548,760 RSUs were awarded to senior management under the LTI Plan, which included 3,274,384 PSUs (all of which were contingent) and 3,274,376 time-based vesting RSUs. The 3,274,384 PSUs granted during the three months ended January 31, 2024 were contingent upon approval by the Company’s stockholders of additional authorized shares under the Company’s 2018 Omnibus Incentive Plan, which approval was obtained at the 2024 Annual Meeting of Stockholders (the “Annual Meeting”) on April 4, 2024.

In addition to the awards granted to senior management, during the six months ended April 30, 2024, the Board also granted a total of 6,202,651 time-based vesting RSUs to certain salaried employees to promote ownership of the Company’s equity and retention. Of the time-based vesting RSUs granted during the six months ended April 30, 2024,

3,978,496 were contingent upon approval by the Company’s stockholders of additional authorized shares of common stock under the Company’s 2018 Omnibus Incentive Plan, which approval was obtained at the Annual Meeting. The time-based vesting RSUs granted during the six months ended April 30, 2024 vest at a rate of one-third of the total number of RSUs granted on each of the first three anniversaries of the date of grant. PSUs are issued assuming participants achieve 100% target performance. The Company also reserves additional shares assuming the maximum performance targets are met.

Share-Based Compensation

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Cost of revenues	$339	$413	$736	$747
Administrative and selling expense	2,148	2,320	4,195	4,262
Research and development expense	417	363	778	659
	$2,904	$3,096	$5,709	$5,668

Restricted Stock Units Including Performance Share Units

The following table summarizes our RSU activity for the six months ended April 30, 2024:

Restricted Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2023	6,543,138	$5.06
Granted - time-vesting RSUs(1)	4,893,269	1.32
Vested	(1,990,154)	7.22
Forfeited	(49,198)	3.51
Outstanding as of January 31, 2024	9,397,055	$2.67
Granted - time-vesting RSUs	4,583,758	1.14
Granted - PSUs	3,274,384	1.63
Vested	(129,820)	5.13
Forfeited	(63,279)	3.05
Outstanding as of April 30, 2024	17,062,098	$2.17
(1)	This total includes only time-vesting RSUs and does not include the RSUs and PSUs that were contingent upon stockholder approval, as discussed above. Such shares are shown as granted during the three months ended April 30, 2024.

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

Project Fuel Exposure

Certain of our PPAs for project assets in our generation operating portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the eighteen year PPA for our LIPA Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and the initial two years of the twenty year hydrogen power purchase agreement for our Toyota project (through May of 2025); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fourth quarter of fiscal year 2023 for one contract and the second quarter of fiscal year 2024 for other contracts, which resulted in a change to mark-to-market accounting. The Company recorded a mark-to-market net loss of $2.3 million and $4.2 million associated with the natural gas contract derivatives for the three and six months ended April 30, 2024, respectively. The Company has recorded derivative assets within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $2.4 million and $4.1 million as of April 30, 2024 and October 31, 2023, respectively. The Company has recorded derivative liabilities within long-term debt and other liabilities on the Consolidated Balance Sheets, which had an estimated fair value of $2.4 million and zero as of April 30, 2024 and October 31, 2023, respectively. The natural gas contract derivatives are classified as Level 2 financial assets/liabilities since the values can be determined based on readily observable inputs for underlying natural gas forward prices.

Other

As of April 30, 2024, the Company had unconditional purchase commitments aggregating $80.4 million for materials, supplies and services in the normal course of business.

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

Note 18. Subsequent Events

Amended Sales Agreement

Subsequent to April 30, 2024, the Company sold approximately 38.6 million shares of its common stock under the Amended Sales Agreement at an average price of $0.84 per share, resulting in gross proceeds of approximately $32.3 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $31.7 million after deducting sales commissions and fees totaling approximately $0.6 million. As of the date of this report, approximately $261.4 million of shares remained available for sale under the Amended Sales Agreement.

Long-Term Service Agreement with Gyeonggi Green Energy Co., Ltd.

On May 28, 2024, the Company and Gyeonggi Green Energy Co., Ltd. (“GGE”) entered into a long-term service agreement (the “LTSA”) with respect to GGE’s 58.8 MW fuel cell power platform in Hwaseong-si, Korea (the “GGE Platform”). The GGE Platform is comprised of 21 SureSource 3000 molten carbonate fuel cells (each a “Plant”). Each Plant is comprised of two 1.4-MW carbonate fuel cell modules.  Pursuant to the LTSA, GGE and the Company have agreed that (i) GGE will purchase from the Company 42 1.4-MW carbonate fuel cell modules to replace existing fuel cell modules at the GGE Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the GGE Platform.  The total amount payable by GGE under the LTSA for the 42 replacement fuel cell modules, balance of plant replacement components, and service is $159.6 million USD, with payments to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the LTSA for such Plants commence.

Pursuant to the LTSA, the Company will provide various performance guarantees for each Plant related to power generation, fuel consumption, water consumption and heat production. If a Plant fails to achieve such performance requirements, the Company may be required to compensate GGE for such underperformance.

The Company’s service obligations under the LTSA will commence with respect to individual Plants as the Company replaces each Plant’s existing fuel cell modules and commissions the replacement fuel cell modules.  The term of the LTSA with respect to each Plant will continue for seven years from the date of commissioning of the replacement fuel cell modules for such Plant.  Commissioning of the first six 1.4-MW replacement fuel cell modules is expected to be completed in the fall of calendar year 2024, with an additional 30 1.4-MW replacement fuel cell modules expected to be commissioned throughout the course of calendar year 2025, and the remaining six 1.4-MW replacement fuel cell modules expected to be commissioned in the first half of calendar year 2026.

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

RECENT DEVELOPMENTS

Amended Open Market Sale Agreement

Subsequent to April 30, 2024, the Company sold approximately 38.6 million shares of its common stock under the Amended Sales Agreement (as defined below) at an average price of $0.84 per share, resulting in gross proceeds of approximately $32.3 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $31.7 million after deducting sales commissions and fees totaling approximately $0.6 million. As of the date of this report, approximately $261.4 million of shares remained available for sale under the Amended Sales Agreement.

Long-Term Service Agreement with Gyeonggi Green Energy Co., Ltd.

On May 28, 2024, the Company and Gyeonggi Green Energy Co., Ltd. (“GGE”) entered into a long-term service agreement (the “LTSA”) with respect to GGE’s 58.8 megawatt (“MW”) fuel cell power platform in Hwaseong-si, Korea (the “GGE Platform”). The GGE Platform is comprised of 21 SureSource 3000 molten carbonate fuel cells (each a “Plant”). Each Plant is comprised of two 1.4-MW carbonate fuel cell modules.  Pursuant to the LTSA, GGE and the Company have agreed that (i) GGE will purchase from the Company 42 1.4-MW carbonate fuel cell modules to replace existing fuel cell modules at the GGE Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the GGE Platform.  The total amount payable by GGE under the LTSA for the 42 replacement fuel cell modules, balance of plant replacement components, and service is $159.6 million USD, with payments to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the LTSA for such Plants commence.

Pursuant to the LTSA, the Company will provide various performance guarantees for each Plant related to power generation, fuel consumption, water consumption and heat production. If a Plant fails to achieve such performance requirements, the Company may be required to compensate GGE for such underperformance.

The Company’s service obligations under the LTSA will commence with respect to individual Plants as the Company replaces each Plant’s existing fuel cell modules and commissions the replacement fuel cell modules.  The term of the LTSA with respect to each Plant will continue for seven years from the date of commissioning of the replacement fuel cell modules for such Plant.  Commissioning of the first six 1.4-MW replacement fuel cell modules is expected to be completed in the fall of calendar year 2024, with an additional 30 1.4-MW replacement fuel cell modules expected to be commissioned throughout the course of calendar year 2025, and the remaining six 1.4-MW replacement fuel cell modules expected to be commissioned in the first half of calendar year 2026.

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

Comparison of Three Months Ended April 30, 2024 and 2023

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended April 30, 2024 and 2023 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2024	2023	$	%
Total revenues	$22,420	$38,349	$(15,929)	(42)%
Total costs of revenues	29,494	44,442	(14,948)	(34)%
Gross loss	$(7,074)	$(6,093)	$(981)	(16)%
Gross margin	(31.6)%	(15.9)%

Total revenues for the three months ended April 30, 2024 of $22.4 million reflects a decrease of $15.9 million from $38.3 million for the same period in the prior year. Cost of revenues for the three months ended April 30, 2024 of $29.5 million reflects a decrease of $14.9 million from $44.4 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the three months ended April 30, 2024 and 2023 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2024	2023	$	%
Product revenues	$-	$-	$—	N/A
Cost of product revenues	2,938	3,486	(548)	(16)%
Gross loss from product revenues	$(2,938)	$(3,486)	$548	16%
Product revenues gross margin	N/A	N/A

There were no product revenues for the three months ended April 30, 2024 and April 30, 2023.

Cost of product revenues decreased $0.5 million for the three months ended April 30, 2024 to $2.9 million, compared to $3.5 million in the same period in the prior year. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $2.8 million for the three months ended April 30, 2024, compared to approximately $3.3 million for the three months ended April 30, 2023.

For the three months ended April 30, 2024, we operated at an annualized production rate of approximately 30.9 MW in our Torrington, CT manufacturing facility, compared to an annualized production rate of 28.7 MW for the three months ended April 30, 2023.

Service agreements revenues

Service agreements revenues and related costs for the three months ended April 30, 2024 and 2023 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2024	2023	$	%
Service agreements revenues	$1,369	$26,190	$(24,821)	(95)%
Cost of service agreements revenues	1,267	20,113	(18,846)	(94)%
Gross profit from service agreements revenues	$102	$6,077	$(5,975)	98%
Service agreements revenues gross margin	7.5%	23.2%

Service agreements revenues for the three months ended April 30, 2024 decreased $24.8 million to $1.4 million from $26.2 million for the three months ended April 30, 2023. The decrease in service agreements revenues during the three months ended April 30, 2024 was primarily driven by the fact that there were no module exchanges during the quarter. During the three months ended April 30, 2023, there were eight new module exchanges at the plants owned by Korea Southern Power Company in Korea, which achieved commercial operations in fiscal year 2018.

Cost of service agreements revenues decreased $18.8 million to $1.3 million for the three months ended April 30, 2024 from $20.1 million for the three months ended April 30, 2023. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges. The decrease reflects lower costs as there were no module exchanges during the three months ended April 30, 2024, and eight module exchanges during the three months ended April 30, 2023.

Overall gross profit from service agreements revenues was $0.1 million for the three months ended April 30, 2024, which decreased from a gross profit of $6.1 million for the three months ended April 30, 2023. The overall gross margin was 7.5% for the three months ended April 30, 2024 compared to a gross margin of 23.2% in the comparable prior year period. Gross margin was lower during the three months ended April 30, 2024 primarily due to the lack of module exchanges during the quarter and the fact that the comparable prior year quarter included module exchanges that were performed pursuant to service agreements with higher margins.

Generation revenues

Generation revenues and related costs for the three months ended April 30, 2024 and 2023 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2024	2023	$	%
Generation revenues	$14,118	$8,440	$5,678	67%
Cost of generation revenues	21,424	17,081	4,343	25%
Gross loss from generation revenues	$(7,306)	$(8,641)	$1,335	15%
Generation revenues gross margin	(51.7)%	(102.4)%

Revenues from generation for the three months ended April 30, 2024 totaled $14.1 million, which represents an increase of $5.7 million from revenue recognized of $8.4 million for the three months ended April 30, 2023. The increase reflects revenue of $0.8 million generated by the Toyota Project, which became operational during the first quarter of fiscal year 2024, and revenue of $4.6 million generated by the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”), both of which became operational in December 2023. Generation revenues for the three months ended April 30, 2024 and 2023 reflect revenue from electricity generated under our power purchase agreements (“PPAs”), the sale of renewable energy credits, and additionally for the three months ended April 30, 2024, the sale of hydrogen from the Toyota Project.

Cost of generation revenues totaled $21.4 million in the three months ended April 30, 2024, compared to $17.1 million in the three months ended April 30, 2023. The overall increase in cost of generation revenues is related to the increased size of the installed fleet with the Toyota Project and Derby Projects achieving commercial operations in the first quarter of fiscal year 2024. Both periods include expensed construction and gas costs related to the Toyota Project, which were $2.6 million in the three months ended April 30, 2024, compared to $4.5 million in the three months ended April 30, 2023. During the three months ended April 30, 2024, the Company incurred a mark-to-market net loss of $2.3 million related to natural gas purchase contracts. There was no comparable loss in the prior year as the Company changed its designation from normal purchase normal sale in the fourth quarter of fiscal year 2023 for one contract, and in the second quarter of fiscal year 2024 for other contracts, as a result of net settling certain natural gas purchases under previous normal purchase normal sale contract designations, which resulted in a change to mark-to-market accounting. Cost of generation revenues included depreciation and amortization of approximately $7.2 million and $5.3 million for the three months ended April 30, 2024 and 2023, respectively.

We currently have four projects with fuel sourcing risk, which are the Toyota Project, which requires procurement of renewable natural gas (“RNG”), and our 14.0 MW and 2.8 MW Derby Projects, and our 7.4 MW project in Yaphank Long Island (the “Yaphank Project”), which require natural gas for which there is no pass-through mechanism. A two-year (through May of 2025) fuel supply contract has been executed for the Toyota Project. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow.  If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the Yaphank Project asset and further charges for the Toyota Project asset.

We had 62.8 MW of operating power plants in our generation operating portfolio as of April 30, 2024, which increased from 43.7 MW as of April 30, 2023 and which includes the Derby Projects and the Toyota Project, all of which became operational in December 2023.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended April 30, 2024 and 2023 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2024	2023	$	%
Advanced Technologies contract revenues	$6,933	$3,719	$3,214	86%
Cost of Advanced Technologies contract revenues	3,865	3,762	103	3%
Gross profit (loss) from Advanced Technologies contracts	$3,068	$(43)	$3,111	(7,235)%
Advanced Technologies contract gross margin	44.3%	(1.2)%

Advanced Technologies contract revenues increased to $6.9 million for the three months ended April 30, 2024 from $3.7 million for the three months ended April 30, 2023. Compared to the three months ended April 30, 2023, Advanced Technologies contract revenues recognized under our Joint Development Agreement with ExxonMobil Technology and Engineering Company (formerly known as ExxonMobil Research and Engineering Company) (“EMTEC”) were approximately $0.1 million lower during the three months ended April 30, 2024 and revenue recognized under government contracts and other contracts were approximately $3.3 million higher for the three months ended April 30, 2024. Advanced Technologies contract revenues for the second quarter of fiscal year 2024 also include revenues arising from the purchase order previously received from Esso Nederland B.V. (“Esso”), an affiliate of EMTEC and Exxon Mobil Corporation, during the first quarter of fiscal year 2024.

Cost of Advanced Technologies contract revenues were $3.9 million for the three months ended April 30, 2024, compared to $3.8 million for the same period in the prior year.

Advanced Technologies contracts for the three months ended April 30, 2024 generated a gross profit of $3.1 million, compared to a gross loss of $0.04 million for the same period in the prior year. The increase was due primarily to the higher revenues and lower costs recognized under government and other contracts during the three months ended April 30, 2024 compared to the three months ended April 30, 2023.

Administrative and selling expenses

Administrative and selling expenses were $17.7 million and $15.1 million for the three months ended April 30, 2024 and 2023, respectively. Administrative and selling expenses were higher during the three months ended April 30, 2024 than during the three months ended April 30, 2023 primarily due to an increase in compensation expense resulting from an increase in headcount in support of sales, marketing and business expansion.

Research and development expenses

Research and development expenses increased to $16.6 million for the three months ended April 30, 2024 compared to $14.7 million for the three months ended April 30, 2023. The increase is primarily due to an increase in spending, including spending for labor (including increased headcount) and materials, on the Company’s ongoing commercial development efforts related to our solid oxide power generation and electrolysis platforms and carbon separation and carbon recovery solutions compared to the comparable prior year period.

Loss from operations

Loss from operations for the three months ended April 30, 2024 was $41.4 million compared to $35.9 million for the three months ended April 30, 2023. This increase was driven primarily by a $4.5 million increase in operating expenses and an unrealized $2.3 million mark-to-market net loss related to natural gas purchase contracts.

Interest expense

Interest expense for the three months ended April 30, 2024 and 2023 was $2.3 million and $1.5 million, respectively. Interest expense for the three months ended April 30, 2024 includes interest on the OpCo Financing Facility (as defined elsewhere herein), which was entered into in May 2023, interest on the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility (in each case as defined elsewhere herein), which were entered into in August 2023, and interest on the Crestmark sale-leaseback transactions. Interest expense for the three months ended April 30, 2023 includes interest associated with finance obligations for failed sale-leaseback transactions and interest on the loans associated with the Bridgeport Fuel Cell Project, which were terminated in May 2023.

Interest income

Interest income was $3.4 million and $3.7 million for the three months ended April 30, 2024 and 2023, respectively. Interest income for the three months ended April 30, 2024 represents interest earned on money market investments and investments in U.S. Treasury Securities.

Other income (expense), net

Other income (expense), net was $2.6 million and $(0.2) million for the three months ended April 30, 2024 and 2023, respectively. Income for the three months ended April 30, 2024 relates primarily to a gain of $2.7 million on the OpCo Financing Facility interest rate swap derivative. Expense for the three months ended April 30, 2023 relates primarily to foreign currency exchange losses.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Provision for income tax recorded for each of the three months ended April 30, 2024 and 2023 was $0.0.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three month periods ended April 30, 2024 and 2023.

Net (loss) income attributable to noncontrolling interests

Net (loss) income attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of our tax equity financings with East West Bancorp, Inc. (“East West Bank”), Renewable Energy Investors, LLC (“REI”), and Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”).

For the three months ended April 30, 2024 and 2023, net income (loss) attributable to noncontrolling interest totaled $0.3 million and $(0.04) million, respectively, for the Groton Project tax equity financing transaction with East West Bank.

For the three months ended April 30, 2024 and 2023, net income attributable to noncontrolling interest totaled $0.2 million and $0.4 million, respectively, for the LIPA Yaphank Project tax equity financing transaction with REI.

For the three months ended April 30, 2024, net loss attributable to noncontrolling interest totaled $6.1 million for the Derby Projects tax equity financing transaction with Franklin Park. The loss was a result of accelerated depreciation allocated to the noncontrolling interest under the HLBV method. There was no comparable net loss for the three months ended April 30, 2023, as the Derby Projects began operations in the first quarter of fiscal year 2024.

Net loss attributable to common stockholders and net loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended April 30, 2024 and 2023, net loss attributable to common stockholders was $32.9 million and $35.1 million, respectively, and net loss per common share was $0.07 and $0.09, respectively. The decrease is primarily due to the increased net loss attributable to noncontrolling interests. The net loss per common share for the three months ended April 30, 2024 also benefited from the higher number of weighted average shares outstanding due to share issuances since April 30, 2023.

Comparison of Six Months Ended April 30, 2024 and 2023

Revenues and Costs of revenues

Our revenues and cost of revenues for the six months ended April 30, 2024 and 2023 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2024	2023	$	%
Total revenues	$39,111	$75,422	$(36,311)	(48)%
Total costs of revenues	57,910	76,278	(18,368)	(24)%
Gross loss	$(18,799)	$(856)	$(17,943)	2096%
Gross margin	(48.1)%	(1.1)%

Total revenues for the six months ended April 30, 2024 of $39.1 million reflects a decrease of $36.3 million from $75.4 million for the same period in the prior year. Cost of revenues for the six months ended April 30, 2024 of $57.9 million reflects a decrease of $18.4 million from $76.3 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the six months ended April 30, 2024 and 2023 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2024	2023	$	%
Product revenues	$—	$9,095	$(9,095)	(100)%
Cost of product revenues	5,329	4,515	814	18%
Gross (loss) profit from product revenues	$(5,329)	$4,580	$(9,909)	(216)%
Product revenues gross margin	N/A	50.4%

There were no product revenues for the six months ended April 30, 2024 compared to $9.1 million for the six months ended April 30, 2023. Our December 2021 Settlement Agreement with POSCO Energy Co., Ltd. and its subsidiary, Korea Fuel Cell Co., Ltd. (“KFC”), included an option to purchase an additional 14 modules (in addition to the 20 modules that were purchased by KFC during fiscal year 2022). This option included a material right related to an extended warranty obligation for the modules. The option was not exercised by KFC as of the expiration date of December 31, 2022 and, as a result, the Company recognized $9.1 million of product revenues for the six months ended April 30, 2023, which represents the consideration allocated to the material right if the option had been exercised.

Cost of product revenues increased $0.8 million for the six months ended April 30, 2024 to $5.3 million, compared to $4.5 million in the same period in the prior year. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, increased to approximately $5.0 million for the six months ended April 30, 2024, compared to approximately $4.4 million for the six months ended April 30, 2023.

For the six months ended April 30, 2024, we operated at an annualized production rate of approximately 31.8 MW in our Torrington, CT manufacturing facility, compared to an annualized production rate of 33.4 MW for the six months ended April 30, 2023.

Service agreements revenues

Service agreements revenues and related costs for the six months ended April 30, 2024 and 2023 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2024	2023	$	%
Service agreements revenues	$2,986	$40,072	$(37,086)	(93)%
Cost of service agreements revenues	3,155	31,058	(27,903)	(90)%
Gross (loss) profit from service agreements revenues	$(169)	$9,014	$(9,183)	(102)%
Service agreements revenues gross margin	(5.7)%	22.5%

Service agreements revenues for the six months ended April 30, 2024 decreased $37.1 million to $3.0 million from $40.1 million for the six months ended April 30, 2023. The decrease in service agreements revenues during the six months ended April 30, 2024 was primarily driven by the fact that there were no module exchanges during the period. During the six months ended April 30, 2023, there were two new module exchanges at the plant in Woodbridge, CT, which originally achieved commercial operations in fiscal year 2017, and ten new module exchanges at the plants owned by Korea Southern Power Company in Korea, which achieved commercial operations in fiscal year 2018.

Cost of service agreements revenues decreased $27.9 million to $3.2 million for the six months ended April 30, 2024 from $31.1 million for the six months ended April 30, 2023. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges. The decrease reflects lower costs as there were no module exchanges during the six months ended April 30, 2024.

Overall gross loss from service agreements revenues was $0.2 million for the six months ended April 30, 2024, which decreased from a gross profit of $9.0 million for the six months ended April 30, 2023. The overall gross margin was (5.7)% for the six months ended April 30, 2024 compared to a gross margin of 22.5% in the comparable prior year period. Gross margin was lower during the six months ended April 30, 2024 primarily due to the lack of module exchanges during the six months ended April 30, 2024 and the fact that the comparable prior year period included module exchanges that were performed pursuant to service agreements with higher margins.

Generation revenues

Generation revenues and related costs for the six months ended April 30, 2024 and 2023 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2024	2023	$	%
Generation revenues	$24,611	$17,997	$6,614	37%
Cost of generation revenues	42,318	33,683	8,635	26%
Gross loss from generation revenues	$(17,707)	$(15,686)	$(2,021)	13%
Generation revenues gross margin	(71.9)%	(87.2)%

Revenues from generation for the six months ended April 30, 2024 totaled $24.6 million, which represents an increase of $6.6 million from revenue recognized of $18.0 million for the six months ended April 30, 2023. The increase reflects revenue of $1.3 million generated by the Toyota Project, which became operational during the first quarter of fiscal year 2024, and revenue of $6.7 million generated by the Derby Projects, both of which became operational in December 2023, partially offset by lower revenue from other plants due to lower output resulting from routine maintenance activities. Generation revenues for the six months ended April 30, 2024 and 2023 reflect revenue from electricity generated under our PPAs, the sale of renewable energy credits, and additionally for the six months ended April 30, 2024, the sale of hydrogen from the Toyota Project.

Cost of generation revenues totaled $42.3 million in the six months ended April 30, 2024, compared to $33.7 million in the six months ended April 30, 2023. The overall increase in cost of generation revenues is related to the increased size of the installed fleet with the Toyota Project and Derby Projects achieving commercial operations in the first quarter of fiscal year 2024, as well as maintenance activities performed at the Tulare BioMAT and Groton projects during the first quarter of 2024. Both six month periods include expensed construction and gas costs related to the Toyota Project, which were $6.1 million in the six months ended April 30, 2024, compared to $11.6 million in the six months ended April 30, 2023. During the six months ended April 30, 2024, the Company incurred a mark-to-market net loss of $4.2 million related to natural gas purchase contracts. There was no comparable loss in the prior year as the Company changed its designation from normal purchase normal sale in the fourth quarter of fiscal year 2023 for one contract, and in the second quarter of fiscal year 2024 for other contracts, as a result of net settling certain natural gas purchases under previous normal purchase normal sale contract designations, which resulted in a change to mark-to-market accounting. Cost of generation revenues included depreciation and amortization of approximately $14.0 million and $9.5 million for the six months ended April 30, 2024 and 2023, respectively. Cost of generation revenues for the six months ended April 30, 2023 also includes an impairment charge of $2.4 million relating to a project asset for which a PPA was ultimately not awarded.

We currently have four projects with fuel sourcing risk, which are the Toyota Project, which requires procurement of RNG, and our 14.0 MW and 2.8 MW Derby Projects, and our 7.4 MW Yaphank Project, which require natural gas for which there is no pass-through mechanism. A two-year (through May of 2025) fuel supply contract has been executed for the Toyota Project. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow.  If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the Yaphank Project asset and further charges for the Toyota Project asset.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the six months ended April 30, 2024 and 2023 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2024	2023	$	%
Advanced Technologies contract revenues	$11,514	$8,258	$3,256	39%
Cost of Advanced Technologies contract revenues	7,108	7,022	86	1%
Gross profit from Advanced Technologies contracts	$4,406	$1,236	$3,170	256%
Advanced Technologies contract gross margin	38.3%	15.0%

Advanced Technologies contract revenues increased to $11.5 million for the six months ended April 30, 2024 from $8.3 million for the six months ended April 30, 2023. Compared to the six months ended April 30, 2023, Advanced Technologies contract revenues recognized under our Joint Development Agreement with EMTEC were $0.1 million higher during the six months ended April 30, 2024 and revenue recognized under government contracts and other contracts were approximately $3.2 million higher for the six months ended April 30, 2023. Advanced Technologies contract revenues for the first six months of fiscal year 2024 also include revenues arising from the purchase order previously received from Esso, an affiliate of EMTEC and Exxon Mobil Corporation, during the first quarter of fiscal year 2024.

Cost of Advanced Technologies contract revenues were $7.1 million for the six months ended April 30, 2024, compared to $7.0 million for the same period in the prior year.

Advanced Technologies contracts for the six months ended April 30, 2024 generated a gross profit of $4.4 million, compared to a gross profit of $1.2 million for the six months ended April 30, 2023. The increase in gross profit was due primarily to the higher revenues and lower costs recognized under government and other contracts during the six months ended April 30, 2024 compared to the six months ended April 30, 2023.

Administrative and selling expenses

Administrative and selling expenses were $34.1 million and $30.1 million for the six months ended April 30, 2024 and 2023, respectively. Administrative and selling expenses were higher during the six months ended April 30, 2024 than during the six months ended April 30, 2023 primarily due to an increase in compensation expense resulting from an increase in headcount in support of sales, marketing and business expansion.

Research and development expenses

Research and development expenses increased to $31.0 million for the six months ended April 30, 2024 compared to $27.4 million for the six months ended April 30, 2023. The increase is primarily due to an increase in spending, including spending for labor (including increased headcount) and materials, on the Company’s ongoing commercial development efforts related to our solid oxide power generation and electrolysis platforms and carbon separation and carbon recovery solutions compared to the comparable prior year period.

Loss from operations

Loss from operations for the six months ended April 30, 2024 was $83.8 million compared to $58.3 million for the six months ended April 30, 2023. This increase was driven primarily by a $17.9 million increase in gross loss and a $7.6 million increase in operating expenses for the six months ended April 30, 2024.

Interest expense

Interest expense for the six months ended April 30, 2024 and 2023 was $4.6 million and $3.0 million, respectively. Interest expense for the six months ended April 30, 2024 includes interest on the OpCo Financing Facility (as defined elsewhere herein), which was entered into in May 2023, interest on the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility (in each case as defined elsewhere herein), which were entered into in August 2023, and interest on the Crestmark sale-leaseback transactions. Interest expense for the six months ended April 30, 2023 includes interest associated with finance obligations for failed sale-leaseback transactions and interest on the loans associated with the Bridgeport Fuel Cell Project, which were terminated in May 2023.

Interest income

Interest income was $7.5 million and $7.1 million for the six months ended April 30, 2024 and 2023, respectively. Interest income for the six months ended April 30, 2024 and 2023 represents interest earned on money market investments and investments in U.S. Treasury Securities.

Other (expense) income, net

Other (expense) income, net was $(1.1) million and $(0.2) million for the six months ended April 30, 2024 and 2023, respectively. Expense for the six months ended April 30, 2024 primarily relates to a loss on the OpCo Financing Facility interest rate swap derivative of $0.8 million. There was no comparable loss or gain in the prior year period as the OpCo Financing Facility was drawn down in the third quarter of fiscal year 2023. Expense for the six months ended April 30, 2023 relates primarily to foreign currency exchange losses.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Provision for income tax recorded for the six months ended April 30, 2024 and 2023 was $0.0 and $0.6 million, respectively. The provision for income tax recorded for the six months ended April 30, 2023 reflects the realization of withholding taxes on customer deposits.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $1.6 million for each of the six month periods ended April 30, 2024 and 2023.

Net loss attributable to noncontrolling interests

For the six months ended April 30, 2024 and 2023, net loss attributable to noncontrolling interest totaled $3.3 million and $2.9 million, respectively, for the Groton Project tax equity financing transaction with East West Bank.

For the six months ended April 30, 2024 and 2023, net (loss) income attributable to noncontrolling interest totaled ($0.1) million and $0.8 million, respectively, for the LIPA Yaphank Project tax equity financing transaction with REI.

For the six months ended April 30, 2024, net loss attributable to noncontrolling interest totaled $26.8 million for the Derby Projects tax equity financing transaction with Franklin Park. The loss is primarily driven by the Investment Tax Credit (“ITC”) attributable to the noncontrolling interest for the 2023 tax year.  The ITC reduces the noncontrolling interest’s claim on hypothetical liquidation proceeds in the HLBV waterfall and is nonrecurring. The loss also is a result of accelerated depreciation allocated to the noncontrolling interest under the HLBV method. The above noted items resulted in a reduction in liquidation proceeds which drove the loss in the six months ended April 30, 2024. There was no comparable net loss for the six months ended April 30, 2023, as the Derby Projects began operations in the first quarter of fiscal year 2024.

Net loss attributable to common stockholders and net loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the six months ended April 30, 2024 and 2023, net loss attributable to common stockholders was $53.5 million and $54.5 million, respectively, and net loss per common share was $0.12 and $0.13, respectively. The decrease is primarily due to the increased net loss attributable to noncontrolling interests. The net loss per common share for the six months ended April 30, 2024 also benefited from the higher number of weighted average shares outstanding due to share issuances since April 30, 2023.

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

As of April 30, 2024, unrestricted cash and cash equivalents totaled $158.8 million compared to $250.0 million as of October 31, 2023. During the year ended October 31, 2023 and the six months ended April 30, 2024, the Company invested in United States (U.S.) Treasury Securities. The amortized cost of the U.S. Treasury Securities outstanding totaled $101.3 million as of April 30, 2024 compared to $103.8 million as of October 31, 2023 and is classified as Investments - short-term on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 (the “Amendment”) to the Open Market Sale Agreement, dated July 12, 2022 (the “2022 Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) (the 2022 Sales Agreement as amended by the Amendment, the “Amended Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment). Prior to the amendment of the 2022 Sales Agreement on April 10, 2024, no shares were sold by the Company under the 2022 Sales Agreement during the three or six months ended April 30, 2024. Between April 10, 2024 (the date of the Amended Sales Agreement) and April 30, 2024, approximately 6.5 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $0.98 per share, resulting in gross proceeds of approximately $6.3 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $5.9 million after deducting sales commissions totaling approximately $0.1 million and fees totaling approximately $0.3 million. Subsequent to April 30, 2024, the Company sold approximately 38.6 million shares of its common stock under the Amended Sales Agreement at an average price of $0.84 per share, resulting in gross proceeds of approximately $32.3 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $31.7 million after deducting sales commissions and fees totaling approximately $0.6 million. As of the date of this report, approximately $261.4 million of shares remained available for sale under the Amended Sales Agreement. See Note 11. “Stockholders’ Equity” and Note 18. “Subsequent Events” for additional information regarding the 2022 Sales Agreement, the Amended Sales Agreement and the sales made following the end of the quarter under the Amended Sales Agreement.

During the three months ended April 30, 2024, the Company (through one of its indirect subsidiaries) entered into three related term loan facilities (which are referred to herein as the “Derby Senior Back Leverage Loan Facility” and the “Derby Subordinated Back Leverage Loan Facility”), resulting in aggregate gross loan proceeds of $13.0 million. See Note 15. “Debt” for additional information regarding the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility.

During the fourth quarter of fiscal year 2023, the Company closed on a tax equity financing transaction with Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”), a subsidiary of Franklin Park Infrastructure, LLC, for two fuel cell power plant installations -- the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”). Franklin Park’s tax equity commitment with respect to the Derby Projects totaled $30.2 million. Of this amount, approximately $9.1 million was received on October 31, 2023 and the remaining approximately $21.1 million was received during the six months ended April 30, 2024. In connection with the initial closing of this tax equity financing transaction in fiscal year 2023, the Company paid closing costs of approximately $1.8 million, which included appraisal fees, title insurance expenses and legal and consulting fees.

During the first quarter of fiscal year 2024, the Company completed the Technical Improvement Plan to bring the Groton Project (defined elsewhere herein) to its rated capacity and the Groton Project reached its design rated output of 7.4 MW. The Company achieved all conditions precedent required for the first annual funding from East West Bank under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the six months ended April 30, 2024 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

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

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for the remainder of fiscal year 2024 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction and manufacturing expansion, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its solid oxide, hydrogen and carbon capture platforms, (viii) implement capacity expansion for solid oxide product manufacturing, (ix) implement the product cost reductions necessary to achieve profitable operations, (x) manage working capital and the Company’s unrestricted cash balance and (xi) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

We believe our generation operating portfolio generally contributes to higher long-term cash flows to the Company than if these projects had been sold. Our generation operating portfolio totaled 62.8 MW as of April 30, 2024. We expect generation revenue to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company actively markets its products in order to grow this portfolio; however, the Company may also sell certain projects to investors from time to time. As of April 30, 2024, the Company had two projects representing an additional 1.3 MW in development, which projects are expected to generate operating cash flows in future periods, if completed. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of April 30, 2024, net debt outstanding related to project assets was $121.5 million. Future required payments, inclusive of principal and interest, totaled $149.2 million as of April 30, 2024. The outstanding finance obligations under our sale-leaseback transactions totaled $18.8 million as of April 30, 2024, of which $9.8 million represents the current carrying value of finance obligations less future required payments.

Generation Operating Portfolio

Our generation operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation operating portfolio as of April 30, 2024:

Project Name	Location	Power Off - Taker	Rated Capacity (MW) (1)		Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4		Q2 ‘12	15
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4		Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6		Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4		Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9		Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8		Q1 '20	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4		Q3 '21	20
LIPA Yaphank Project	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4		Q1 '22	18
Groton Project	Groton, CT	CMEEC (CT Electric Co-op)	7.4	(2)	Q1 '23	20
Toyota	Long Beach, CA	Southern California Edison; Toyota	2.3		Q1 '24	20
Derby - CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.0		Q1 '24	20
SCEF - Derby	Derby, CT	Eversource/United Illuminating (CT Utilities)	2.8		Q1 '24	20
		Total MW Operating:	62.8
(1)	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations, except with respect to the Groton Project.
(2)	The Groton Project was previously operating (including as of the date of initiation of commercial operations) at a reduced output of approximately 6.0 MW. During the first quarter of fiscal year 2024, the Groton Project reached its design rated output of 7.4 MW.

Generation Projects in Process

During fiscal year 2022, we entered into a PPA with Trinity College in Hartford, Connecticut, for our 250 kW solid oxide fuel cell power generation system. Power and heat produced from the platform will be used at Trinity’s campus in Hartford, Connecticut to lower energy cost and enhance energy reliability and security.  This project is currently under development and the solid oxide fuel cell power generation system is expected to be installed in fiscal year 2025. Modules for our solid oxide platform are manufactured at our manufacturing and research and development facility in Calgary, Alberta, Canada, and this project will be fully assembled and integrated at our facilities in Connecticut.

In March 2024, we entered into a PPA with the University of Connecticut (“UConn”), in Storrs, Connecticut, for four 250 kW solid oxide fuel cell power generation systems totaling 1 MW. Power from these solid oxide fuel cells will be used by UConn’s new Innovation Partnership Building. Any unused power will be exported to the grid under the fuel cell net metering tariffs. This project is currently under development and the solid oxide fuel cell power generation system is expected to be installed in phases, with the first phase beginning in calendar year 2025 and construction concluding with installation of the last phase in calendar year 2026. Fuel cell stacks for our solid oxide platform are manufactured at our manufacturing and research and development facility in Calgary, Alberta, Canada, and this project will be fully assembled and integrated at our facilities in Connecticut.

Backlog

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $145.1 million as of April 30, 2024, compared to $73.7 million as of April 30, 2023. Service agreements backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements. During the year ended October 31, 2023, the Company entered into a 14-year service agreement with Noeul Green Energy, Co. Ltd. (“Noeul Green Energy”) for their 20 MW plant in Korea. The contract value totaled approximately $75.6 million.
●	Generation backlog totaled $852.9 million as of April 30, 2024, compared to $926.0 million as of April 30, 2023. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs.
●	Product backlog totaled $12.3 million as of April 30, 2024, compared to $26 thousand as of April 30, 2023.
●	Advanced Technologies contract backlog totaled $51.1 million as of April 30, 2024, compared to $22.6 million as of April 30, 2023. Advanced Technologies contract backlog primarily represents remaining revenue under our Joint Development Agreement with EMTEC, revenue from a purchase order valued at $11.6 million from Esso, an affiliate of Exxon Mobil Corporation and EMTEC, and remaining revenue under our government projects.

Overall, backlog increased by approximately 3.8% to $1.06 billion as of April 30, 2024, compared to $1.02 billion as of April 30, 2023, primarily as a result of the service agreement with Noeul Green Energy entered into during the fiscal year ended October 31, 2023, Advanced Technologies contract backlog as a result of the purchase order received from Esso during the first quarter of fiscal year 2024 and additional Advanced Technologies contract backlog related to Amendment No. 5 to the Joint Development Agreement between the Company and EMTEC entered into in April 2024, partially offset by revenue recognition under generation, service and Advanced Technologies agreements since April 30, 2023.

Subsequent to the end of the quarter, on May 28, 2024, the Company and GGE entered into an LTSA with respect to GGE’s 58.8 MW fuel cell power platform in Hwaseong-si, Korea (which is also referred to herein as the “GGE Platform”).  The GGE Platform is comprised of 21 SureSource 3000 molten carbonate fuel cells (each a “Plant”). Each Plant is comprised of two 1.4-MW carbonate fuel cell modules.  Pursuant to the LTSA, GGE and the Company have agreed that (i) GGE will purchase from the Company 42 1.4-MW carbonate fuel cell modules to replace existing fuel cell modules at the GGE Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the GGE Platform.  The total amount payable by GGE under the LTSA for the 42 replacement fuel cell modules, balance of plant replacement components, and service is $159.6 million USD, with payments to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the LTSA for such Plants commence. This amount was recorded as backlog concurrent with the execution of the LTSA on May 28, 2024.

Backlog represents definitive agreements executed by the Company and our customers. Projects for which we have an executed PPA are included in generation backlog, which represents future revenue under long-term PPAs. The Company’s ability to recognize revenue in the future under a PPA is subject to the Company’s completion of construction of the project covered by such PPA. Should the Company not complete the construction of the project covered by a PPA, it will forgo future revenues with respect to the project and may incur penalties and/or impairment charges related to the project. Projects sold to customers (and not retained by the Company) are included in product sales and service agreements backlog, and the related generation backlog is removed upon sale. Together, the service and generation portion of backlog had a weighted average term of approximately 17 years as of April 30, 2024, with weighting based on the dollar amount of backlog and utility service contracts of up to 20 years in duration at inception.

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2024 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of April 30, 2024, unrestricted cash and cash equivalents totaled $158.8 million.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes.
●	We manage our factory production rate based on expected demand and project schedules. Changes to production rate take time to implement. During the six months ended April 30, 2024, we operated at an annualized production rate of approximately 31.8 MW at our Torrington manufacturing facility, compared to an annualized production rate for the six months ended April 30, 2023 of 33.4 MW. This reduction in annualized production rates is primarily due to moderating our production levels in our Torrington facility as a result of market demand timing. We continue to monitor and make adjustments to our production rate, including material and staffing levels, at our Torrington facility to meet current and expected demand.

●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of April 30, 2024 and October 31, 2023 was $55.0 million ($21.4 million of which is classified as “Other assets”) and $45.9 million ($25.8 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.
●	The amount of total inventory as of April 30, 2024 and October 31, 2023 was $116.7 million ($2.7 million is classified as long-term inventory) and $91.8 million ($7.3 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $76.9 million and $55.6 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and cash as of any given balance sheet date.
●	The amount of total project assets as of April 30, 2024 and October 31, 2023 was $256.6 million and $258.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of April 30, 2024 consisted of $255.6 million of completed, operating installations and $1.0 million of projects in development. As of April 30, 2024, we had 62.8 MW of operating project assets that generated $24.6 million of revenue for the six months ended April 30, 2024.
●	As of April 30, 2024, the Company had 1.3 MW of projects under development that are expected to be completed by the end of calendar year 2026. To build out these projects, as of April 30, 2024, we estimate the total remaining investment in project assets to be in the range of approximately $15.0 million to $20.0 million through calendar year 2026.

For fiscal year 2024, including the $8.2 million spent during the first six months of fiscal year 2024, we expect total project asset expenditures to range from approximately $10.0 million to $15.0 million. This estimated range is lower than the $15.0 million to $25.0 million range estimated at the beginning of fiscal year 2024, due to a change in the expected completion date of the Trinity project being shifted from fiscal year 2024 to calendar year 2025. This compares to project asset expenditures of approximately $53.0 million during fiscal year 2023. The expected reduction in such expenditures during fiscal year 2024 is due to the completion of the Derby and Toyota Projects, and it is expected that the lower expenditures in fiscal year 2024 will benefit the Company’s liquidity position.

To fund expected remaining project expenditures, the Company expects to use unrestricted cash on hand and potentially seek sources of construction financing. In addition, once the projects become operational, the Company will seek to obtain permanent financing (tax equity and debt), which would be expected to return cash to the business.

For the six months ended April 30, 2024, capitalized project asset expenditures were $8.2 million. In addition, the Company expensed costs related to the Toyota Project, which totaled $6.1 million for the six months ended April 30, 2024.

●	Certain of our PPAs for project assets in our generation operating portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT (the “Bridgeport Fuel Cell Project”); (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the eighteen year PPA for our LIPA Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and the initial two years of the twenty year hydrogen power purchase agreement for our Toyota Project (through May of 2025); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.
●	Expenditures for property, plant and equipment are now expected to range between $45.0 million and $60.0 million for fiscal year 2024. Our expected expenditures for the fiscal year have been reduced (from a range of $60.0 million to $75.0 million as of the beginning of fiscal year 2024) as a result of a decision to defer certain elements of the Calgary expansion due to the pace of market developments. The expected expenditures for fiscal year 2024 are in addition to the capital expenditures and commitments made by the Company in fiscal year 2023 to upgrade our manufacturing facilities, including the expansion of solid oxide manufacturing capacity at our Calgary facility to 40 MW which is now expected to be completed in calendar year 2025. We are also increasing the carbonate manufacturing capabilities in our Torrington facility for expected growth in carbon capture and recovery.

During the first half of fiscal year 2024, cash payments for capital expenditures totaled approximately $23.8 million.

Included in projected expenditures associated with the capacity expansion for molten carbonate is equipment to launch the carbon capture platform manufacturing required for the assembly of the technology we jointly developed with EMTEC. The solid oxide production capacity expansion is underway in our Calgary, Canada facility and is expected to increase the capacity of the facility from 1 MW to 10 MW per year of solid oxide fuel cell production or from 4 MW to 40 MW per year of solid oxide electrolysis cell (“SOEC”) production by the end of calendar year 2025.

Our current carbonate and solid oxide platform capacity expansion plans are as follows:

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

The Company continues to invest in capability with the goal of reducing production bottlenecks and driving productivity, including investments in automation, laser welding, and the construction of additional integrated conditioning capacity. The Company also constructed a SureSource 1500 in Torrington during fiscal year 2022, which operates as a testing facility for qualifying new supplier components and performance testing and validation of continued platform innovations. During fiscal year 2023, the Company made investments to add engineered carbon recovery capability to the onsite SureSource 1500. This addition is expected to be completed in fiscal year 2024. This product enhancement will allow potential customers to observe the operating plant and, given the targeted market of food and beverage companies, will allow for the sampling and testing of recovered

CO2 to verify quantity, quality or purity requirements. In addition, the Company recently began manufacturing carbonate modules optimized for direct flue gas carbon capture at the Torrington facility.

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

During the year ended October 31, 2023, Versa Power Systems Ltd. (“Versa Ltd.”), a subsidiary of FuelCell Energy, entered into a lease expansion, extension and amending agreement which expanded the space leased by Versa Ltd. in Calgary, Alberta, Canada to include an additional approximately 48,000 square feet, for a total of approximately 80,000 square feet of space. The Company took possession of part of the additional space on April 1, 2023 and took possession of the rest of the additional space on June 1, 2023.  In addition, long-lead process equipment has been ordered to facilitate the expansion of manufacturing capacity for the solid oxide platforms in Calgary. Upon the completion of the Calgary capacity expansion, the Company expects that it will be able to increase annual production capacity and that it will be capable of delivering up to 40 MW of annualized SOEC production per year. During the engineering and permitting phase of this initial manufacturing expansion project, the Company has designed in flexibility that would allow us to further increase cell stack manufacturing capacity at our Calgary facility to facilitate the potential annualized production of up to an additional 40 MW of SOECs per year by leasing additional space and investing in various process optimizations intended to increase throughput and yield. This approach would allow for the potential to increase our total annualized SOEC manufacturing capacity to up to 80 MW per year. Additional investments in our Torrington, CT manufacturing facility could also be undertaken to provide solid oxide module assembly to further enhance overall SOEC manufacturing capacity. The Company has hired and trained additional staff for a 3-shift production operation to support the initial planned expansion to 40 MW and would need to add additional staff as required in the future to realize the potential 80 MW of annualized SOEC production.

Our solid oxide manufacturing operation is in the process of building four units: two units that will run internally for advanced testing and two production units for delivery externally. Of these commercial units for external delivery, one will be our electrolysis platform for delivery to Idaho National Laboratory (“INL”), and the other will be our distributed power platform for delivery to Trinity College in Hartford, Connecticut for use under a long-term PPA. All four of these units are in the design, fabrication or manufacturing process, with the INL unit in the final stages of construction and testing. The other three units are now expected to be completed and delivered during calendar year 2025 (rather than calendar year 2024 as previously expected) depending on timing of site readiness, permitting and key component deliveries. The change in the expected timing of completion and delivery is due to allocation of resources as the market for these products further develops. If needed to accommodate future commercial orders, the Company may reallocate one or more of its planned internal units for commercial delivery.

The expansion of the Calgary manufacturing facility is phase 1 of the Company’s planned operational expansion of production capability. While this expansion is expected to increase our production capacity from 4 MW per year to 40 MW per year of SOECs, the Company also plans to add an additional 400 MW of solid oxide manufacturing capacity in the United States, with timing depending on the development of market demand for our products. Preliminary facility design and engineering requirements have been developed, and the Company has engaged in an extensive search in the United States for a potential location for a new manufacturing facility, which would be incremental to the Calgary facility.  The Company is also exploring adding certain solid oxide manufacturing capabilities to its Torrington, Connecticut production facility. Decisions with respect to the Company’s investment in facility expansion will be paced by market demand.

Lastly, the Company is in the process of examining or actively applying for various financial programs offered by both Canada and the United States to provide subsidies, investment tax credits and other assistance with the goal of expanding capacity for clean energy manufacturing.

●	Company-funded research and development expenses are expected to be in the range between $60.0 million and $65.0 million for fiscal year 2024 reflecting a decrease from our prior estimated expenses at the beginning of fiscal year 2024 of $60.0 million to $70.0 million given the amount of resources expected to be allocated to this effort. During the six months ended April 30, 2024, we incurred a total of $31.0 million of Company-funded research and development expenses as we continued to accelerate commercialization of our Advanced Technologies solutions including distributed hydrogen, hydrogen based long duration energy storage and hydrogen power generation. The Company continues to advance its solid oxide platform research, including increasing production of solid oxide fuel cell modules and expanding manufacturing capacity. The Company continues to work with INL on a demonstration high-efficiency electrolysis platform. This project, done in conjunction with the U.S. Department of Energy, is intended to demonstrate that the Company’s platform can operate at higher electrical efficiency than currently available electrolysis technologies through the inclusion of an external heat source. To further accelerate the commercialization activity for the solid oxide platform, the Company recently commenced the design and construction of two advanced prototypes: (i) a 250 kW power generation platform, and (ii) a 1 MW high-efficiency electrolysis platform. These advanced prototypes are in process and expected to be completed during calendar year 2025 (rather than calendar year 2024 as previously expected). The change in expected timing of completion is due to allocation of resources as the market for these products further develops.

●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of April 30, 2024, we had pledged approximately $53.1 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended April 30, 2024 and 2023, depreciation and amortization totaled $9.6 million and $6.6 million, respectively (of these totals, approximately $7.2 million and $5.3 million for the three months ended April 30, 2024 and 2023, respectively, relate to depreciation of project assets in our generation operating portfolio and amortization of a generation intangible asset). For the six months ended April 30, 2024 and 2023, depreciation and amortization totaled $18.2 million and $12.0 million, respectively (of these totals, approximately $14.0 million and $9.5 million for the six months ended April 30, 2024 and 2023, respectively, relate to depreciation of project assets in our generation operating portfolio and amortization of a generation intangible asset).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $211.9 million as of April 30, 2024 compared to $299.6 million as of October 31, 2023. As of April 30, 2024, unrestricted cash and cash equivalents was $158.8 million compared to $250.0 million of unrestricted cash and cash equivalents as of October 31, 2023. As of April 30, 2024, restricted cash and cash equivalents was $53.1 million, of which $5.0 million was classified as current and $48.1 million was classified as non-current, compared to $49.6 million of restricted cash and cash equivalents as of October 31, 2023, of which $5.2 million was classified as current and $44.5 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Six Months Ended April 30,
(dollars in thousands)	2024	2023
Consolidated Cash Flow Data:
Net cash used in operating activities	$(95,390)	$(88,670)
Net cash used in investing activities	(27,404)	(111,570)
Net cash provided by (used in) financing activities	35,156	(4,026)
Effects on cash from changes in foreign currency rates	(45)	296
Net decrease in cash, cash equivalents and restricted cash	$(87,683)	$(203,970)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $95.4 million during the six months ended April 30, 2024, compared to $88.7 million of net cash used in operating activities during the six months ended April 30, 2023.

Net cash used in operating activities for the six months ended April 30, 2024 was primarily a result of the net loss of $82.1 million, increases in inventory of $29.5 million, unbilled receivables of $5.7 million, accounts receivable of $3.3 million, other assets of $2.3 million and decreases in accounts payable of $6.3 million and accrued liabilities of $1.0 million, partially offset by an increase in deferred revenue of $4.6 million and non-cash adjustments of $30.8 million.

Net cash used in operating activities for the six months ended April 30, 2023 was primarily a result of the net loss of $55.0 million, increases in unbilled receivables of $21.2 million, other assets of $10.6 million and accounts receivable of $1.6 million and decreases in deferred revenue of $20.7 million, accrued liabilities of $4.3 million and accounts payable of $1.5 million, partially offset by decreases in inventory of $3.6 million and non-cash adjustments of $23.1 million.

Investing Activities – Net cash used in investing activities was $27.4 million for the six months ended April 30, 2024, compared to net cash used in investing activities of $111.6 million during the six months ended April 30, 2023.

Net cash used in investing activities for the six months ended April 30, 2024 included funds received from the maturity of U.S. Treasury Securities of $260.9 million, offset by cash used of $256.3 million for the purchase of U.S. Treasury Securities, $8.2 million of project asset expenditures and $23.8 million of capital expenditures.

Net cash used in investing activities for the six months ended April 30, 2023 included $138.2 million for the purchase of U.S. Treasury Securities, $19.8 million of project asset expenditures and $16.9 million of capital expenditures, partially offset by funds received from the maturity of U.S. Treasury Securities of $63.3 million.

Financing Activities – Net cash provided by financing activities was $35.2 million during the six months ended April 30, 2024, compared to net cash used in financing activities of $4.0 million during the six months ended April 30, 2023.

Net cash provided by financing activities during the six months ended April 30, 2024 resulted from $25.1 million of contributions received from a noncontrolling interest in our tax equity partnerships for the Derby and Groton Projects, $5.9 million of net proceeds from sales of common stock, and $13.0 million in debt proceeds, offset by debt repayments of $5.2 million, payments for taxes related to net share settlement of equity awards of $1.0 million, payment of $1.6 million in preferred dividends, distribution to noncontrolling interest of $0.7 million and payment of debt issuance costs of $0.4 million.

Net cash used in financing activities during the six months ended April 30, 2023 resulted from debt repayments of $4.5 million, payments for taxes related to net share settlement of equity awards of $0.3 million, payment of $1.6 million in preferred dividends and distribution to noncontrolling interest of $0.2 million, partially offset by $2.7 million of net proceeds from sales of common stock.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of April 30, 2024 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$80,371	$70,751	$9,563	$57	$-
Term loans (principal and interest)	147,143	17,786	33,485	26,650	69,222
Operating lease commitments (2)	18,530	1,346	2,545	2,318	12,321
Sale-leaseback finance obligations (3)	9,010	1,499	2,821	2,648	2,042
Natural gas and biomethane gas supply contracts (4)	59,076	22,258	17,802	15,771	3,245
Series B Preferred dividends payable (5)	-	-	-	-	-
Totals	$314,130	$113,640	$66,216	$47,444	$86,830
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and Crestmark Equipment Finance (“Crestmark”). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract for the Company’s LIPA Yaphank Project with an estimated annual cost per year of $2.0 million, under which service began on December 7, 2021. During fiscal year 2023, the Company entered into a 2-year Biomethane gas contract for the Company’s Toyota Project, under which service began on May 1, 2023. Also, during fiscal year 2023, the Company entered into (a) a 6-year natural gas contract for the Company’s 14.0 MW Derby Project, under which service began on June 1, 2023, and (b) a 6-year natural gas contract for the Company’s 2.8 MW SCEF Derby Project, under which service began in November 2023. The costs of the contracts are expected to be offset by generation revenues.
(5)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at April 30, 2024) for 20 trading days during any consecutive 30 trading day period.

Outstanding Loans as of April 30, 2024

Derby Back Leverage Financing

On April 25, 2024, FuelCell Energy Derby Finance Holdco, LLC (“Derby Holdco Borrower”), a wholly owned subsidiary of FuelCell Energy Finance, LLC (“FCEF”), which, in turn, is a wholly owned subsidiary of FuelCell Energy, Inc. (“Parent”), entered into: (i) a Credit Agreement (the “Derby Senior Back Leverage Credit Agreement”) with, by and among Liberty Bank, in its capacities as a lender (“Liberty Lender”), administrative agent (the “Senior Administrative Agent”), and lead arranger, and Connecticut Green Bank, in its capacity as a lender (“Green Bank Lender” and, collectively with Liberty Lender, the “Derby Senior Back Leverage Lenders”), for a term loan facility in an amount not to exceed an aggregate of $9.5 million to be provided 68% by Liberty Lender and 32% by Green Bank Lender (such facility, the “Derby Senior Back Leverage Loan Facility,” each such term loan, a “Derby Senior Back Leverage Loan” and such term loans together, the “Derby Senior Back Leverage Loans”); and (ii) a Credit Agreement (the “Derby Subordinated Back Leverage Credit Agreement”) with Connecticut Green Bank, as administrative agent (the “Subordinated Administrative Agent”) and lender (“Derby Subordinated Back Leverage Lender”), for a term loan facility in an amount not to exceed $3.5 million (such facility, the “Derby Subordinated Back Leverage Loan Facility” and such term loan, the “Derby Subordinated Back Leverage Loan”). The Derby Senior Back Leverage Lenders and the Derby Subordinated Back Leverage Lender are referred to collectively as the “Derby Back Leverage Lenders.”

Derby Holdco Borrower’s obligations under the Derby Senior Back Leverage Credit Agreement and the Derby Subordinated Back Leverage Credit Agreement are secured by a lien on all of Derby Holdco Borrower’s assets, consisting principally of its Class B Member Interests (the “Derby Class B Interests”) in Derby Fuel Cell Holdco, LLC (the “Derby Tax Equity Holdco”).  The Class A Membership Interests (the “Derby Class A Interests”) in the Derby Tax Equity Holdco

are held by Franklin Park (see Note 1 for further discussion of the tax equity financing transaction structure).  Derby Holdco Borrower is also the Managing Member of the Derby Tax Equity Holdco.  The Derby Tax Equity Holdco’s primary asset is ownership of all of the outstanding equity interests in Derby Station Fuel Cell, LLC and SCEF1 Fuel Cell, LLC (the “Derby Project Companies”).  The Derby Project Companies, in turn, are the owners of the fuel cell power plants located in Derby, Connecticut (which are referred to herein as the “Derby Projects”).  As additional context concerning the relationship among the parties with respect to the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility more fully described below, on October 19, 2018, the Derby Project Companies and Parent entered into an Amended and Restated Power Purchase Agreement (the “Derby Amended and Restated PPA”) with The Connecticut Light and Power Company d/b/a Eversource Energy (“CLPC”), pursuant to which the Derby Project Companies agreed to sell to CLPC, and CLPC agreed to purchase from the Derby Project Companies, all of the electricity output produced by the Derby Projects pursuant to the terms and conditions of the Derby Amended and Restated PPA.

At the closing (the “Derby Closing”) of each of the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility, which occurred simultaneously on April 25, 2024 (the “Derby Closing Date”), the entire amount of each of the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility was drawn down in the aggregate amount of $13.0 million.  After payment of fees and transaction costs (including fees to the Derby Back Leverage Lenders and legal costs) of approximately $0.2 million in the aggregate, the remaining proceeds of approximately $12.8 million were used as follows: (i) approximately $0.9 million was used to fund debt service and module replacement reserve accounts (“DSCR Reserve Accounts”) for the Derby Senior Back Leverage Lenders in amounts of approximately $0.6 million for Liberty Lender and approximately $0.3 million for Green Bank Lender; (ii) approximately $0.4 million was used to fund a DSCR Reserve Account for the Derby Subordinated Back Leverage Lender; and (iii) the remaining amount of approximately $11.5 million was released to Parent from the Derby Back Leverage Lenders.  Additionally, the Company incurred legal fees of approximately $0.2 million in relation to the financing that was not deducted from the debt proceeds.

The Derby Senior Back Leverage Loan will accrue interest on the unpaid principal amount calculated from the date of such Derby Senior Back Leverage Loan until the maturity date at a rate per annum equal to 7.25%.  Quarterly principal amortization and interest payments are required to be made by Derby Holdco Borrower on the Derby Senior Back Leverage Loan based on a seven-year amortization period.  The Derby Senior Back Leverage Loans have a seven-year term, maturing on March 31, 2031.

The Derby Subordinated Back Leverage Loan will accrue interest on the unpaid principal amount calculated from the date of such Derby Subordinated Back Leverage Loan until the maturity date at a rate per annum equal to 8%.  Pursuant to the Derby Subordinated Back Leverage Loan Facility, during the “Derby Interest Only Period” (as defined below), Derby Holdco Borrower is required to make quarterly payments of interest only until June 30, 2031.  Following the end of the “Derby Interest Only Period,” principal and interest payments are required to be made quarterly in quarterly level payments (“mortgage style”) of principal and interest until the maturity date on March 31, 2038.

Each of the Derby Senior Back Leverage Credit Agreement and the Derby Subordinated Back Leverage Credit Agreement contains certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type. Included in the covenants are covenants that: (i) Derby Holdco Borrower maintain a “Senior” debt service coverage ratio (which is computed taking into account debt service obligations on the Derby Senior Back Leverage Loans) of not less than 1.25:1.00 (based on the trailing 12 months and tested every quarter) and a “Total” debt service coverage ratio (which is computed taking into account debt service obligations on both the Derby Senior Back Leverage Loans and the Derby Subordinated Back Leverage Loan) of not less than 1.10:1.00 (based on the trailing 12 months and tested on a quarterly basis); (ii) Derby Holdco Borrower may make distributions or dividends only if the foregoing debt to equity coverage ratios have been satisfied and Derby Holdco Borrower is not in default under any provisions of either the Derby Senior Back Leverage Credit Agreement or the Derby Subordinated Back Leverage Credit Agreement, including having made all required deposits into reserve accounts; (iii) Derby Holdco Borrower is required to exercise its right under the Derby Tax Equity Holdco limited liability company agreement to acquire the Derby Class A Interests from Franklin Park during the ninety day period beginning on the “Flip Point” (which, pursuant to the Derby Tax Equity Holdco limited liability company agreement, is the date on which the holder of Derby Class A Interests has realized a certain return on investment and, accordingly, Derby Holdco Borrower, as holder of the Derby Class B Interests, has the right to purchase the Derby Class A Interests); and (iv) the consent of the Senior Administrative Agent is required prior to Derby Holdco Borrower’s taking certain material actions under the Derby Tax Equity Holdco limited liability company agreement. Each of the Derby Senior Back Leverage Credit Agreement and the Derby Subordinated Back Leverage Credit Agreement also contains customary representations and warranties and customary events of default that cause, or entitle the Derby Back

Leverage Lenders to cause, the outstanding loans to become immediately due and payable.  In addition to customary events of default for transactions of this kind, the events of default include if a Change of Control occurs (meaning Parent no longer directly or indirectly owns Derby Holdco Borrower), a cross default (meaning that a default under the Derby Senior Back Leverage Loan Facility shall be deemed a default under the Derby Subordinated Back Leverage Loan Facility and vice versa) or if CLPC should become insolvent, is in bankruptcy or commits a specified number of payment defaults with regard to its payment obligations to the Derby Project Companies.

The Derby Senior Back Leverage Loans may be prepaid at any time at the option of Derby Holdco Borrower provided that (i) each prepayment on or prior to the second anniversary of the Derby Closing Date shall require a prepayment fee of 3% of the principal amount being prepaid; (ii) each prepayment after the second anniversary of the Derby Closing Date but on or prior to the fourth anniversary of the Derby Closing Date shall require a prepayment fee of 2% of the principal amount being prepaid; and (iii) each prepayment after the fourth anniversary of the Derby Closing Date but on or prior to the seventh anniversary of the Derby Closing Date shall require a prepayment fee of 1% of the principal amount being prepaid. The Derby Subordinated Back Leverage Loan may be prepaid at any time without premium or penalty.

OpCo Financing Facility

On May 19, 2023, FuelCell Energy Opco Finance 1, LLC (“OpCo Borrower”), a wholly owned subsidiary of FCEF, which, in turn, is a wholly owned subsidiary of Parent, entered into a Financing Agreement (as amended, the “Financing Agreement”) with, by and among Investec Bank plc in its capacities as a lender (“Investec Lender”), administrative agent (“Administrative Agent”), and collateral agent (“Collateral Agent”); Investec, Inc. as coordinating lead arranger and sole bookrunner; Bank of Montreal (Chicago Branch) in its capacity as a lender (“BMO Lender”) and as mandated lead arranger; and each of Liberty Bank, Amalgamated Bank and Connecticut Green Bank as lenders (collectively with Investec Lender and BMO Lender, the “Lenders”) for a term loan facility in an amount not to exceed $80.5 million (the “Term Loan Facility” and such term loan, the “Term Loan”) and a letter of credit facility in an amount not to exceed $6.5 million (the “LC Facility” and together with the Term Loan Facility, the “OpCo Financing Facility”).

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

The Term Loan portion of the OpCo Financing Facility will accrue interest on the unpaid principal amount calculated from the date of such Term Loan until the maturity date thereof at a rate per annum during each Interest Period (as defined in the Financing Agreement) for such Term Loan equal to (A) with respect to Secure Overnight Financing Rate (“SOFR”) Rate Loans, (i) the Adjusted Daily Compounded SOFR for such Interest Period with respect to SOFR Rate Loans plus (ii) the Applicable Margin, and (B) with respect to Base Rate Loans, (i) the Base Rate from time to time in effect plus (ii) the Applicable Margin (in each case as defined in the Financing Agreement). The Applicable Margin for SOFR Rate Loans is 2.5% for the first four years of the term and thereafter, 3%. The Applicable Margin for Base Rate Loans is 1.5% for the first four years of the term and thereafter, 2%. At the closing, in connection with the draw down of the entire amount of the Term Loan, OpCo Borrower elected to make such draw down a SOFR Rate Loan with an initial Interest Period of three months. After the initial Interest Period of three months, OpCo Borrower may elect both the applicable Interest Period (i.e., one month, three months or six months) and whether the Term Loan will be treated as a SOFR Rate Loan or a Base Rate Loan for such Interest Period. Interest payments are required to be made quarterly.

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

Upon closing, on May 19, 2023, OpCo Borrower entered into an ISDA 2002 Master Agreement (the “Investec Master Agreement”) and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement (the “BMO Master Agreement”) and an ISDA Schedule to the 2002 Master Agreement  with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement, which collateral is described below. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly, with the resulting gains/losses recorded to other income/expense. The fair value adjustment for the six months ended April 30, 2024 resulted in a loss of $0.8 million.

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

Groton Back Leverage Financing

On August 18, 2023, FuelCell Energy Finance Holdco, LLC (“Groton Holdco Borrower”), a wholly owned subsidiary of FCEF, which, in turn, is a wholly owned subsidiary of Parent, entered into: (i) a Credit Agreement (the “Groton Senior Back Leverage Credit Agreement”) with, by and among Liberty Bank, in its capacities as a lender (“Liberty Lender”), administrative agent (the “Senior Administrative Agent”), and lead arranger, and Amalgamated Bank, in its capacity as a lender (“Amalgamated Lender” and, collectively with Liberty Lender, the “Groton Senior Back Leverage Lenders”), for a term loan facility in an amount not to exceed an aggregate of $12.0 million to be provided 50% by Liberty Lender and 50% by Amalgamated Lender (such facility, the “Groton Senior Back Leverage Loan Facility,” each such term loan, a “Groton Senior Back Leverage Loan” and such term loans together, the “Groton Senior Back Leverage Loans”); and (ii) a Credit Agreement (the “Groton Subordinated Back Leverage Credit Agreement”) with Connecticut Green Bank, as administrative agent (the “Subordinated Administrative Agent”) and lender (“Groton Subordinated Back Leverage Lender”), for a term loan facility in an amount not to exceed $8.0 million (such facility, the “Groton Subordinated Back Leverage Loan Facility” and such term loan, the “Groton Subordinated Back Leverage Loan”). The Groton Senior Back Leverage Lenders and the Groton Subordinated Back Leverage Lender are referred to collectively as the “Groton Back Leverage Lenders.”

Groton Holdco Borrower’s obligations under the Groton Senior Back Leverage Credit Agreement and the Groton Subordinated Back Leverage Credit Agreement are secured by a lien on all of Groton Holdco Borrower’s assets, consisting principally of its Class B Member Interests (the “Class B Interests”) in Groton Station Fuel Cell Holdco, LLC (the “Groton Tax Equity Holdco”).  Class A Membership Interests (the “Class A Interests”) in the Groton Tax Equity Holdco are held by East West Bank.  Groton Holdco Borrower is also the Managing Member of the Groton Tax Equity Holdco.  The Groton Tax Equity Holdco’s primary asset is ownership of all of the outstanding equity interests in Groton Station Fuel Cell, LLC (the “Groton Project Company”).  The Groton Project Company, in turn, is the owner of the fuel cell power plant at the U.S. Navy Submarine Base New London located in Groton, Connecticut (the “Groton Project”).  As additional context concerning the relationship among the parties with respect to the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility more fully described below, on December 16, 2022, the Groton Project Company and Parent entered into an Amended and Restated Power Purchase Agreement (the “Groton Amended and Restated PPA”) with Connecticut Municipal Electric Energy Cooperative (“CMEEC”), pursuant to which the Groton Project Company agreed to sell to CMEEC, and CMEEC agreed to purchase from the Groton Project Company, all of the  electricity output produced by the Groton Project pursuant to the terms and conditions  of the Groton Amended and Restated PPA.

At the closing (the “Groton Closing”) of each of the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility, which occurred simultaneously on August 18, 2023 (the “Groton Closing Date”), the entire amount of each of the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility was drawn down in the aggregate amount of $20.0 million.  After payment of fees and transaction costs (including fees to the Groton Back Leverage Lenders and legal costs) of approximately $0.4 million in the aggregate, the remaining proceeds of approximately $19.6 million were used as follows: (i) approximately $1.7 million was used to fund debt service reserve accounts (“DSCR Reserve Accounts”) for the Groton Senior Back Leverage Lenders in equal amounts of approximately $0.83 million for Liberty Lender and approximately $0.83 million for Amalgamated Lender; (ii) approximately $6.5 million was used to fund operations and maintenance and module replacement reserve accounts for the Groton Senior Back Leverage Lenders in equal amounts of approximately $3.25 million for Liberty Lender and approximately $3.25 million for Amalgamated Lender; (iii) approximately $0.3 million was used to fund a DSCR Reserve Account for the Groton Subordinated Back Leverage Lender; and (iv) the remaining amount of approximately $11.1 million was released to Parent from the Groton Back Leverage Lenders. As discussed in additional detail below, simultaneous with the Groton Closing, a portion of the proceeds were used to: (a) make Output Shortfall Payments (which are cash payments required to be made by the Groton Project Company in the event that the Groton Project produces electricity in any year less than the minimum required amount for such year) totaling approximately $1.3 million, which were deposited into a payment reserve account, and (b) pay approximately $3.0 million to Connecticut Green Bank, which represented payment, in full, of all outstanding obligations under Parent’s loan agreement with Connecticut Green Bank. After taking into account such Output Shortfall Payments and such payment to Connecticut Green Bank, approximately $6.8 million will be classified as unrestricted cash on the Company’s Consolidated Balance Sheet.

The portion of the Groton Senior Back Leverage Loan provided by Liberty Lender will accrue interest on the unpaid principal amount calculated from the date of such Groton Senior Back Leverage Loan until the maturity date at a rate per annum equal to 6.75%.  The portion of the Groton Senior Back Leverage Loan provided by Amalgamated Lender will accrue interest on the unpaid principal amount calculated from the date of such Groton Senior Back Leverage Loan until the maturity date thereof at 6.07% during all times at which a “Carbon Offset Event” is not continuing and 7.32% at all times at which a “Carbon Offset Event” has occurred and is continuing.  A “Carbon Offset Event” is deemed to occur if Groton Holdco Borrower, Parent or any direct or indirect subsidiary thereof does not purchase carbon offsets from an Acceptable Carbon Offset Provider (as defined below) each fiscal year in an amount equal to the lesser of (i) the Annual Carbon Offset Requirement for such fiscal year, which is derived based on a formula equal to the outstanding balance of the Groton Senior Back Leverage Loan provided by Amalgamated Lender multiplied by the Groton Project’s annual carbon emissions for such year and divided by the total project costs of the Groton Project, and (ii) the Annual Carbon Offset Cap for such fiscal year, which is $12.66 multiplied by the Annual Carbon Offset Requirement and divided by the Carbon Offset Price for such fiscal year. The “Carbon Offset Price” means the price, per metric ton of carbon dioxide, of the carbon offsets available for purchase from an Acceptable Carbon Offset Provider. An “Acceptable Carbon Offset Provider” is either Climate Vault or any other seller of carbon offsets acceptable to Amalgamated Lender.

Quarterly principal amortization and interest payments are required to be made by Groton Holdco Borrower on the Groton Senior Back Leverage Loans based on a ten-year amortization period.  The Groton Senior Back Leverage Loans have a seven-year term, maturing on August 18, 2030, at which time all outstanding principal is due.

The Groton Subordinated Back Leverage Loan will accrue interest at a rate per annum equal to 8% for the period of time prior to the “Step Down Date” and, after the “Step Down Date,” at the lesser of 8% or the interest rate on a 10 year U.S. Treasury Note plus 275 basis points (subject to a minimum floor of 5% per annum).  The “Step Down Date” is the date on which both of the following events have occurred: Groton Holdco Borrower has purchased East West Bank’s Class A Interests in the Groton Tax Equity Holdco and the Groton Senior Back Leverage Loans have been repaid in full.  Interest is payable each quarter based on an agreed upon schedule.

Pursuant to the Groton Subordinated Back Leverage Loan Facility, during the “Groton Interest Only Period” (as defined below), Groton Holdco Borrower is required to make quarterly payments of principal in amounts equal to 50% of excess cash flow available to Groton Holdco Borrower.  For purposes of the foregoing, excess cash flow is all excess cash flow of Groton Holdco Borrower after the payment of required principal and interest on the Groton Senior Back Leverage Loans, required deposits in the various reserve accounts, the payment of interest on the Groton Subordinated Back Leverage Loan and payment of Groton Holdco Borrower’s operating expenses.  Following the end of the “Groton Interest Only Period,” principal and interest payments are required to be made quarterly in quarterly level payments (“mortgage style”) of principal and interest until the maturity date, which is the first to occur of 20 years following the Groton Project’s commercial operations date and termination of the Groton Amended and Restated PPA.  The maturity date of the Groton Subordinated Back Leverage Loan Facility is currently contemplated to be September 30, 2038.  The “Groton Interest Only Period” is the period beginning on the Groton Closing Date and ending the first to occur of (i) eighty-four months after the Groton Closing Date; or (ii) the date the Groton Senior Back Leverage Loan Facility has been fully repaid.

Each of the Groton Senior Back Leverage Credit Agreement and the Groton Subordinated Back Leverage Credit Agreement contains certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type. Included in the covenants are covenants that: (i) Groton Holdco Borrower maintain a “Senior” debt service coverage ratio (which is computed taking into account debt service obligations on the Groton Senior Back Leverage Loans) of not less than 1.20:1.00 (based on the trailing 12 months and tested every quarter) and a “Total” debt service coverage ratio (which is computed taking into account debt service obligations on both the Groton Senior Back Leverage Loans and the Groton Subordinated Back Leverage Loan) of not less than 1.10:1.00 (based on the trailing 12 months and tested on a quarterly basis); (ii) Groton Holdco Borrower may make distributions or dividends only if the foregoing debt to equity coverage ratios have been satisfied and Groton Holdco Borrower is not in default under any provisions of either the Groton Senior Back Leverage Credit Agreement or the Groton Subordinated Back Leverage Credit Agreement, including having made all required deposits into reserve accounts; (iii) Groton Holdco Borrower is required to exercise its right under the Groton Tax Equity Holdco limited liability company agreement to acquire the Class A Interests from East West Bank during the ninety day period beginning on the “Flip Point” (which, pursuant to the Groton Tax Equity Holdco limited liability company agreement, is the date on which the holder of Class A Interests has realized a certain return on investment and, accordingly, Groton Holdco Borrower, as holder of the Class B Interests, has the right to purchase the Class A Interests); and (iv) the consent of the Senior Administrative Agent is required prior to Groton Holdco Borrower’s taking certain material actions under the Groton Tax Equity Holdco limited liability company agreement. Each of the Groton Senior Back Leverage Credit Agreement and the Groton Subordinated Back Leverage Credit Agreement also contains customary representations and warranties and customary events of default that cause, or entitle the Groton Back Leverage Lenders to cause, the outstanding loans to become immediately due and payable.  In addition to customary events of default for transactions of this kind, the events of default include if a Change of Control occurs (meaning Parent no longer directly or indirectly owns Groton Holdco Borrower), a cross default (meaning that a default under the Groton Senior Back Leverage Loan Facility shall be deemed a default under the Groton Subordinated Back Leverage Loan Facility and vice versa) or if CMEEC should become insolvent, is in bankruptcy or commits a specified number of payment defaults with regard to its payment obligations to the Groton Project Company.

The Groton Senior Back Leverage Loans may be prepaid at any time at the option of Groton Holdco Borrower provided that (i) each prepayment on or prior to the second anniversary of the Groton Closing Date shall require a prepayment fee of 3% of the principal amount being prepaid; (ii) each prepayment after the second anniversary of the Groton Closing Date but on or prior to the fourth anniversary of the Groton Closing Date shall require a prepayment fee of 2% of the principal amount being prepaid; and (iii) each prepayment after the fourth anniversary of the Groton Closing Date but on or prior to the seventh anniversary of the Groton Closing Date shall require a prepayment fee of 1% of the principal amount being prepaid. The Groton Subordinated Back Leverage Loan may be prepaid at any time without premium or penalty.

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

Restricted Cash

As of April 30, 2024, we have pledged approximately $53.1 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of April 30, 2024, outstanding letters of credit totaled $14.2 million. These expire on various dates through October 2029. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of April 30, 2024 also included $2.9 million primarily to support obligations under the power purchase and service agreements related to Crestmark sale-leaseback transactions, $9.2 million relating to future obligations associated with the Groton Senior Back Leverage Loan Facility, $1.3 million relating to future obligations associated with the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility and $20.9 million relating to future obligations associated with the OpCo Financing Facility.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power or other value streams delivered such as hydrogen, steam, water, and/or carbon from the Company’s fuel cell power platforms at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power platforms. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of April 30, 2024, our generation operating portfolio was 62.8 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred under the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of April 30, 2024, Advanced Technologies contract backlog totaled $51.1 million, of which $38.4 million is non-U.S. Government-funded and $12.7 million is U.S. Government-funded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, which are not classified as debt. We do not guarantee any third-party debt. See Note 17. “Commitments and Contingencies” to our Consolidated Financial Statements for the three and six months ended April 30, 2024 included in this Quarterly Report on Form 10-Q for further information.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure Risk

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of April 30, 2024, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of April 30, 2024, approximately 0.4% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and Korean Won) and we have no plans of repatriation. We make purchases from certain vendors and receive payment from certain customers in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 19, 2023, in connection with the closing of the OpCo Financing Facility, the Company entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly with the resulting gains/losses recorded to other income/expense.  The fair value adjustments for the three and six months ended April 30, 2024 resulted in a gain (loss) of $2.7 million and ($0.8) million, respectively.

Project Fuel Price Exposure Risk

Certain of our PPAs for project assets in our generation operating portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the eighteen year PPA for our LIPA Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and the initial two years of the twenty year hydrogen power purchase agreement for our Toyota project (through May of 2025); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.

Historically, this risk has not been material to our financial statements as our operating projects prior to April 30, 2024 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price fuel physical contracts. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, the Company performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A $1/Metric Million British Thermal Unit (“MMBTu”) increase in market pricing compared to our underlying project models would result in a cost impact of approximately $26,000 to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis. We have also conducted a sensitivity analysis on the impact of RNG pricing and a $10/MMBTu increase in market pricing compared to our underlying project models would result in an impact of approximately $2.0 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fiscal year ended October 31, 2023 for one contract and the second quarter of fiscal year 2024 for other contracts, and recorded a mark-to-market gain of $4.1 million during the year ended October 31, 2023. The Company recorded a mark-to-market net loss for the three and six months ended April 30, 2024 of $2.3 million and $4.2 million, respectively.

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

Item 1A.         RISK FACTORS

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2023, filed with the Securities and Exchange Commission on December 19, 2023 (the “2023 Annual Report”), sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities. The following risk factor is being provided to supplement and update the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2023 Annual Report.

If we do not meet the continued listing standards of The Nasdaq Global Market, our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on The Nasdaq Global Market, which imposes continued listing requirements with respect to listed securities, including a minimum bid price requirement. On May 31, 2024, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price of our common stock was below the required minimum of $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rules, we have a period of 180 calendar days, or until November 27, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180 calendar day period. If we do not regain compliance with Nasdaq Listing Rule 5450(a)(1) by November 27, 2024, we may be eligible for an additional 180 calendar day compliance period if we transfer the listing of our common stock to The Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. As part of its review process, Nasdaq Staff would make a determination of whether they believe we will be able to cure this deficiency. If Nasdaq Staff concludes that we will not be able to cure the deficiency, or if we determine not to submit a transfer application or make the required representation, Nasdaq will provide notice that our common stock will be subject to delisting.

There can be no assurance, however, that we will be able to regain compliance with the minimum bid price requirement or that we will otherwise maintain compliance with other Nasdaq listing requirements. If we fail to regain and maintain compliance with the minimum bid price requirement or to meet the other applicable continued listing requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 1, 2024 - February 29, 2024	—	$—	—	—
March 1, 2024 - March 31, 2024	58,976	1.11	—	—
April 1, 2024 - April 30, 2024	2,247	1.13	—	—
Total	61,223	$1.11	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 3.         DEFAULT UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended April 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.4

Certificate of Designation for the Company’s 5% Series B Cumulative Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 22, 2004).

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

3.18	Second Amended and Restated By-Laws of the Company, effective as of February 22, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 22, 2024).

Exhibit No.	Description

4.1	Specimen of Common Share Certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1999).
10.1

Amendment No. 3 to Financing Agreement, dated as of April 29, 2024, between FuelCell Energy Opco Finance 1, LLC (as Borrower), Investec Bank plc (as Administrative Agent and Lender), Liberty Bank (as Lender), Bank of Montreal (as Lender), Amalgamated Bank (as Lender), and Connecticut Green Bank (as Lender).

10.2	Amendment to Credit Agreement, dated May 2, 2024, between FuelCell Energy Finance Holdco, LLC (as Borrower) and Liberty Bank (as Administrative Agent and Lender).
10.3	Amendment No. 2 to Credit Agreement, dated May 2, 2024, among FuelCell Energy Finance Holdco, LLC (as Borrower) and Connecticut Green Bank (as Administrative Agent and Lender).
10.4

Amendment No. 5 to Joint Development Agreement between FuelCell Energy, Inc. and ExxonMobil Technology and Engineering Company, executed and effective as of March 31, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 31, 2024).

10.5*

FuelCell Energy, Inc. Fourth Amended and Restated 2018 Omnibus Incentive Plan, effective as of April 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 4, 2024).

10.6

Amendment No. 1 to Open Market Sale AgreementSM among FuelCell Energy, Inc., Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC, dated April 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 10, 2024).

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

*Management Contract or Compensatory Plan or Arrangement

#Filed with this Annual Report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of April 30, 2024 and October 31, 2023, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended April 30, 2024, and 2023, (iii) the Consolidated Statements of Changes in Equity for the three and six months ended April 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the six months ended April 30, 2024 and 2023, (v) Notes to the Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

June 10, 2024	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)