Form 10-K
period 2024-10-31
FUELCELL ENERGY INC
filed 2024-12-27
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☒

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

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ☐
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

As of April 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $424,996,599 based on the closing sale price of $27.84 as reported on the NASDAQ Global Market, which was retroactively adjusted for the 1-for-30 reverse stock split effective as of 5:00 p.m. ET on November 8, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 23, 2024
Common Stock, $0.0001 par value per share	20,449,715

,

DOCUMENT INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders	Part III

FUELCELL ENERGY, INC.

PART I

Item 1.BUSINESS

Forward-Looking Statement Disclaimer

This Annual Report on Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations and business prospects, are forward-looking statements. Words such as “expects,” “anticipates,” “estimates,” “goals,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “seeks,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements and are included, along with this statement, for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements are neither historical facts, nor assurances of future performance. Instead, such statements are based only on our beliefs, expectations, and assumptions regarding the future. As such, the realization of matters expressed in forward-looking statements involves inherent risks and uncertainties. Such statements relate to, among other things, the following:

●	the development and commercialization by FuelCell Energy, Inc. and its subsidiaries (“FuelCell Energy,” “Company,” “we,” “us” and “our”) of fuel cell technology and products and the market for such products,
●	the expected timing of completion of our ongoing projects,
●	our business plans and strategies,
●	the markets in which we expect to operate,
●	expected operating results such as revenue growth and earnings,
●	our belief that we have sufficient liquidity to fund our business operations for the next 12 months,
●	future funding under Advanced Technologies contracts,
●	future financing for projects, including equity and debt investments by investors and commercial bank financing, as well as overall financial market conditions,
●	the expected cost competitiveness of our technology,
●	our ability to successfully implement our restructuring plan during the expected timeframe and the expected effects and impacts of the Company’s restructuring plan, and
●	our ability to achieve our sales plans, manufacturing capacity expansion plans, market access and market expansion goals, and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements, including, without limitation, the risks described under Item 1A - Risk Factors of this report and the following factors:

●	general risks associated with product development and manufacturing,
●	general economic conditions,
●	changes in interest rates, which may impact project financing,
●	supply chain disruptions,
●	changes in the utility regulatory environment,
●	changes in the utility industry and the markets for distributed generation, distributed hydrogen, and fuel cell power plants configured for carbon capture or carbon separation,
●	potential volatility of commodity prices that may adversely affect our projects,
●	availability of government subsidies and economic incentives for alternative energy technologies,
●	risks that our restructuring plan will not result in the intended benefits or savings or will result in unanticipated costs, including but not limited to additional charges and/or higher than expected costs,
●	our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations,

●	our ability to maintain compliance with the listing rules of The Nasdaq Stock Market (“Nasdaq”),
●	rapid technological change,
●	competition,
●	the risk that our bid awards will not convert to contracts or that our contracts will not convert to revenue,
●	market acceptance of our products,
●	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States (“U.S. GAAP”),
●	factors affecting our liquidity position and financial condition,
●	government appropriations,
●	the ability of the government and third parties to terminate their development contracts at any time,
●	the ability of the government to exercise “march-in” rights with respect to certain of our patents,
●	our ability to successfully market and sell our products internationally,
●	our ability to develop additional commercially viable products,
●	our ability to implement our strategy,
●	our ability to reduce our levelized cost of energy and deliver on our cost reduction strategy generally,
●	our ability to protect our intellectual property,
●	litigation and other proceedings,
●	the risk that commercialization of our new products will not occur when anticipated or, if it does, that we will not have adequate capacity to satisfy demand,
●	our need for and the availability of additional financing,
●	our ability to generate positive cash flow from operations,
●	our ability to service our long-term debt,
●	our ability to increase the output and longevity of our platforms and to meet the performance requirements of our contracts, and
●	our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies.

We cannot assure you that:

●	we will be able to meet any of our development or commercialization schedules,
●	any of our new products or technologies, once developed, will be commercially successful,
●	our power plants will be commercially successful,
●	we will be able to obtain financing or raise capital to achieve our business plans,
●	the government will appropriate the funds anticipated by us under our government contracts,
●	the government will not exercise its right to terminate any or all of our government contracts, or
●	we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

●	We have incurred losses and anticipate continued losses and negative cash flows.
●	Our cost reduction strategy for manufacturing may not succeed or may be significantly delayed, which may result in our inability to deliver improved margins.
●	We have debt and finance obligations outstanding and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.
●	We rely on project financing for our generation operating portfolio, which includes debt and tax equity financing arrangements, to realize the benefits provided by investment tax credits and accelerated tax depreciation. In the event that interest rates continue to rise or there are changes in tax policy, our financial results could be harmed.
●	Unanticipated increases or decreases in business growth have resulted and may continue to result in adverse consequences to our financial condition and business strategy.
●	If our goodwill and other indefinite-lived intangible assets and long-lived assets (including project assets) become impaired, we may be required to record a significant charge to operations.
●	Our Advanced Technologies contracts are subject to the risk of termination by the contracting party and we may not realize the full amounts allocated under some contracts due to the lack of Congressional appropriations or early termination.
●	Utility companies may resist the adoption of distributed generation and could impose customer fees or interconnection requirements on our customers that could make our products less desirable.
●	We depend on third party suppliers for the development and timely supply of key raw materials and components for our products.
●	An increase in energy costs may materially adversely affect our business, financial condition, and results of operations.
●	Failure to meet Environmental, Social, and Governance (“ESG”) expectations or standards or to achieve our ESG goals could adversely affect our business, results of operations, financial condition, and stock price.
●	We derive significant revenue from contracts awarded through competitive bidding processes involving substantial costs and risks. Our contracted projects may not convert to revenue, and our project awards and sales pipeline may not convert to contracts, which may have a material adverse effect on our revenue and cash flows.
●	We have signed product sales contracts, engineering, procurement and construction contracts (“EPCs”), power purchase agreements (“PPAs”) and long-term service agreements with customers subject to contractual, technology, operating, commodity (i.e., natural gas) and fuel pricing risks, as well as market conditions that may affect our operating results.
●	We extend product warranties for our products, which products are complex and could contain defects and may not operate at expected performance levels, which could impact sales and market adoption of our products, affect our operating results or result in claims against us.
●	We currently face and will continue to face significant competition, including from products using other energy sources that may be lower priced or have preferred environmental characteristics. Our plans are dependent on market acceptance of our products, and we must develop additional commercially viable products in order to achieve profitability.
●	Our products use inherently dangerous, flammable fuels, operate at high temperatures and use corrosive carbonate material, each of which could subject our business to product liability claims.
●	We are increasingly dependent on information technology, and disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations and the operations of our power plant platforms. In addition, increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.
●	We are required to maintain effective internal control over financial reporting. In a prior fiscal year, our management identified a material weakness in our internal control over financial reporting. If other control deficiencies are identified in the future, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.
●	Our results of operations could vary as a result of changes to our accounting policies or the methods, estimates and judgments we use in applying our accounting policies.
●	We may be affected by environmental and other governmental regulation.
●	A negative government audit could result in an adverse adjustment of our revenue and costs and could result in civil and criminal penalties.
●	Exports of certain of our products are subject to various export control regulations and may require a license or permission from the U.S. Department of State, the U.S. Department of Energy or other agencies.
●	We will need to raise additional capital, and such capital may not be available on acceptable terms, if at all. If we do raise additional capital utilizing equity, existing stockholders will suffer dilution. If we do not raise additional capital, our business could fail or be materially and adversely affected.
●	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success. Additionally, the U.S. government has certain rights relating to our intellectual property, including the right to restrict or take title to certain patents.
●	Our stock price has been and could remain volatile. Financial markets worldwide have experienced heightened volatility and instability which may have a material adverse impact on our Company, our customers and our suppliers.
●	Our failure to meet the continued listing standards of The Nasdaq Global Market could result in a delisting of our common stock, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.
●	Provisions of Delaware and Connecticut law and of our certificate of incorporation and by-laws may make a takeover more difficult. Our by-laws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum deemed favorable by the stockholder for disputes with us or our directors, officers or employees.
●	The rights of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) could negatively impact our cash flows and dilute the ownership interest of our common stockholders. The Series B Preferred Stock ranks senior to our common stock with respect to payments upon liquidation, dividends, and distributions.
●	Litigation could expose us to significant costs and adversely affect our business, financial condition, and results of operations.
●	Weakness in the economy and other conditions affecting the financial stability of our customers could negatively impact future sales of our products and our results of operations.
●	Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our customers’ businesses and levels of business activity.
●	Our future success will depend on our ability to attract and retain qualified management, technical and other personnel.
●	We are subject to risks inherent in international operations.

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

Business Overview

At FuelCell Energy, our purpose is to enable a world powered by clean energy. Founded in 1969 and headquartered in Danbury, Connecticut, we are a global leader in delivering a variety of clean energy solutions to address some of the world’s most critical challenges around energy access, resilience, reliability, affordability, safety and security. Since our inception, FuelCell Energy has been innovating and developing commercial technologies that produce clean electricity, heat, clean hydrogen, and water. We are also proud to be at the forefront of what we believe to be one of the most critical technologies required to achieve the world’s overall emissions objectives: carbon capture.

Our business model focuses on generating recurring revenue through power purchase agreements and long-term service agreements, in addition to non-recurring revenue generated through power platform and component sales and research contracts related to the development of our Advanced Technologies.

Our commercial product portfolio is based on our carbonate electrochemical platform. We offer our products in several different configurations for a wide range of power and chemical applications, including electricity, hydrogen, high grade heat (including steam), water and CO2 upgradable to food and beverage grade and/or usable in cement or other industrial products, and to concentrate and separate CO2 from fossil-fueled industrial applications allowing the sequestration and/or utilization of the CO2. We also continue to invest in the development and commercialization of our solid oxide fuel cell platform. Our efforts include actively seeking strategic partnerships and opportunities that would enable us to deploy this technology as part of larger-scale energy, emissions reduction and hydrogen generation projects.

We target a range of markets and applications with our products, including utilities and independent power producers, data centers, wastewater treatment, commercial and hospitality, food and beverage, and microgrids, among others. We market our products primarily in the United States, Europe and Korea, and we are also pursuing opportunities in other countries around the world. We target for expansion and development markets and geographic regions that benefit from and value clean distributed generation; are located where there are high energy costs, poor grid reliability, and/or challenged transmission and distribution lines; can leverage the multiple value streams delivered by our platforms (electricity, hydrogen, thermal, water, and carbon recovery); are aligned with regulatory frameworks that harmonize energy, economic and environmental policies; and are committed to reducing their Scope 1 and Scope 2 emissions.

As a company, we are committed to helping our customers reduce their environmental impact. We are equally committed to reducing our environmental impact and have developed and begun implementing a plan to reduce our carbon emissions to net zero by 2050. Our platforms have a direct impact on reducing our customers’ Scope 1 and Scope 2 emissions, thus lowering the global environmental footprint of baseload, or primary, power generation.

In addition to our core commercial products, we engage strategically in research and development, both company-funded and carried out under grants from and commercial agreements with private companies and various government agencies through our Advanced Technologies programs. We focus on generating revenue from our core recurring and non-recurring revenue sources, while working to identify the next trends in clean energy we believe we can commercialize, take to market, and grow into future revenue streams.

Our Market Opportunity

While there have been many challenges for the clean energy sector during the past 18-24 months, we continue to believe a large and growing addressable market opportunity exists for our commercially available solutions and those solutions which we are actively developing for commercialization. Through the capabilities of our platforms, we provide clean, reliable baseload, or primary power generation (baseload, or primary, power generation is power generated over a period of time at a steady rate), hydrogen production, high grade heat, carbon recovery from the fuels utilized by our platforms, isolation and removal of CO2  from exhaust streams, and the ability to use biofuels, renewable natural gas (“RNG”), and a hydrogen-hydrocarbon fuel blend for power generation feedstock. In addition, we are focused on advancing the commercialization of our platform technologies to enable the use of pure hydrogen for baseload power generation, to perform electrolysis to convert water and electricity into hydrogen, and to isolate and remove CO2 from external exhaust streams.

Additionally, through the deployment of our power generation platform solutions, we can deliver the benefits of clean, distributed power generation, including the desirable value stream of thermal energy, and avoid the need for massive, expensive, difficult to permit, long distance transmission infrastructure and the above ground risks that the traditional transmission grid creates.

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

Our Business Strategy

In 2019, we launched our “Powerhouse” strategy to strengthen our business, maximize operational efficiencies and position us for future growth. Having made progress in achieving key initiatives under the original three pillars of our strategy, in fiscal year 2022, we updated the three key pillars of our strategy to “Grow, Scale and Innovate.” In conjunction with the restructuring and revised strategic plan that our Board of Directors approved, and we announced, in November 2024, we have refined and updated certain aspects of this strategy and have further updated the three key pillars of our strategy to “Focus, Scale and Innovate.”

Focus — Penetrate Significant Market Opportunities

●	Streamline business operations: Advancing our commercial and technical capabilities, but with focus on and discipline regarding cost structure, capital deployment and cash management.

●	Optimize the core business: Capitalizing on our core technological strengths across targeted customer segments and delivering applications, including, but not limited to, microgrids, carbon capture, carbon recovery, and distributed hydrogen.

●	Drive commercial excellence: Strengthening customer relationships and building a customer-centric reputation; building our sales pipeline by increasing focus on targeted differentiated applications, product sales, energy-as-a-service financing options, and geographic market and customer segment expansion; and building a broader network of channel and go-to-market relationships.

Scale — Scale Our Existing Platform to Support Growth

●	Invest: Investing in our current manufacturing capabilities and building new capacity as we advance commercialization of our carbon capture and solid oxide technologies, enhancing our commercial organization, creating distribution partnerships, and investing in marketing to ensure the various audiences of our message have a clear understanding of the potential value propositions and benefits of our platforms and solutions, including customers, regulatory and legislative bodies in each of our target markets, and investors.

●	Extend process leadership: Building on our legacy and over twenty years of commercial platform process experience, so that we can scale our new platforms and solution capabilities with the same degree of quality as our current footprint.

●	Strengthen our team: Continuing development of our team to support our growth and enable our future, including building an even more diverse, inclusive, intellectually curious, engaged, and purpose-driven workforce that embodies the culture of the Company and its core values.

●	Expand geographically: Targeting growth opportunities in our traditional markets of North America, Korea, and Europe, while also positioning the Company to capitalize on emerging opportunities in the Middle East, Africa, the Asia Pacific region, and South America. We will continue to monitor other global markets for expansion as those opportunities develop.

Innovate — Innovate for the Future

●	Continue product innovations: Investing in continuous customer-driven product improvements, including the core solid oxide scalable module design, and continuing development of carbon capture and carbon recovery technologies extending our platform applications.

●	Deepen participation in the developing hydrogen economy: Deepening our hydrogen market participation beyond our deployed distributed hydrogen Tri-gen platform, primarily by advancing our solid oxide technology to support growing applications for distributed hydrogen electrolysis and energy storage applications.

●	Diversify our revenue streams by delivering products and services that support the global energy transition: Through the innovations described above, focusing on developing a suite of platforms and superior performance attributes, which we believe will be in demand throughout the energy transition allowing us to increase and broaden our customer penetration, add to the value we deliver to our customers, and diversify our revenue streams.

Our Business Model and Competitive Advantages

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

Customers and developers generally have the option to either purchase our fuel cell platforms outright or to enter into a PPA under which the customer or developer (i.e. the end-user of the power) commits to purchase power as it is produced for an extended period of time, typically 10 to 20 years. We may elect to retain ownership of a project, or we may elect to sell all or some of the project to a third party.  If a project or project asset is sold, revenue from the sale is recognized and reflected in the Product revenues line item of our Consolidated Statements of Operations and Comprehensive Loss, and we recognize revenue separately for the long-term maintenance and service agreement with respect to the project over the term of that agreement. If a project is retained, we recognize electricity, capacity and/or renewable energy credits monthly over the term of the PPA. We report the financial performance of retained projects as Generation revenues and Cost of generation revenues in our Consolidated Statements of Operations and Comprehensive Loss.

Our decision to retain ownership of certain projects is based in part on the recurring, predictable cash flows these projects can offer us, the proliferation of PPAs in the industry and the potential access to capital.  Retaining ownership of PPAs affords us the full benefit of future cash flows under the PPAs, which are expected to be higher than if we sell the projects, although retaining ownership requires more upfront capital investment and financing. We plan to continue to grow our operating portfolio of retained projects prudently and in a balanced manner, while also selling projects to customers or project investors when selling presents the best value and opportunity for our capital needs or meets the customer’s desired ownership structure. Additionally, we may monetize certain environmental and incentive tax credits through lending institutions and tax investors, including through entering into sale-leaseback and partnership-flip structures that reduce our required net capital investment in a project while still allowing us to retain ownership of the project.

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

Given the long history of investment in and deployment of our solutions, we believe we have distinct competitive advantages that underpin and enable our strategy, including a strong portfolio of products, intellectual property, deep technical expertise, strategic innovation and development relationships, and a track record of operational excellence.

Product Platforms and Applications

Our product portfolio is based on our carbonate electrochemical platform.  Depending on its configuration, this platform supports power generation and combined heat and power applications using a variety of fuels, including a 50/50 blend of hydrogen and natural gas or biogas blends, biogas, renewable natural gas, and natural gas. The fuel cells utilized in these platforms react fuel electrochemically, without combusting the fuel, which avoids emissions produced by combustion such as nitrogen oxides (“NOx”), sulfur oxides (“SOx”) and particulates.  In the electrochemical process, fuel and air are reacted in separate chambers in the fuel cell stack. The reactions producing CO2 happen before the fuel is mixed with air, and the CO2 is concentrated and therefore easy to recover and capture.  Our carbonate platforms are enabled to recover and capture their own CO2 for use or sequestration before it is emitted into the air.  These platforms are unique in their ability to also capture CO2 from an external source, utilizing the flue stream of a power plant or an industrial boiler as a replacement for ambient air intake.

We are also continuing to strategically invest in the development and commercialization of our solid oxide fuel cell platform, including actively seeking strategic partnerships that will enable us to deploy this technology as part of larger-scale energy, emissions reduction and hydrogen generation projects. Our solid oxide platform can operate on pure hydrogen fuel. We believe this feature will gain importance in the future as hydrogen becomes more widespread as a fuel. Our solid oxide platform can be used in electrolysis, which is the reverse of fuel cell operation – producing hydrogen from power and water.

Our multi-featured platforms can be configured to provide a number of value streams, including electricity, hydrogen, high grade heat (including steam), water and CO2 upgradable to food and beverage grade and/or usable in cement or other industrial products, and to concentrate and separate CO2 from fossil-fueled industrial applications allowing the sequestration and/or utilization of the CO2.

We are focused on using our proprietary technology to pursue the following four significant applications, each of which we believe is important to the global energy transition and to limiting climate change, reducing NOx, SOx, and particulate pollution, limiting noise pollution associated with traditional power generation and fostering more efficient utilization of land compared to traditional power generation and intermittent renewable energy platforms:

●	Distributed generation from carbonate platforms (commercially available) and solid oxide modules (under development);
●	Distributed and large-scale hydrogen production using high efficiency solid oxide electrolysis cell (“SOEC”) systems (under development) or our Tri-gen carbonate-based platform (commercially available);
●	Carbon capture from external sources (under development) and carbon recovery and utilization enabling carbon capture utilization and sequestration (commercially available); and
●	Long duration energy storage utilizing reversible solid oxide fuel cells, which alternate between electrolysis mode (to produce and store hydrogen using input power) and fuel cell mode, regenerating power from the stored hydrogen (under development).

Product Efficiency and Effectiveness

The electrical efficiency of our carbonate fuel cell solutions ranges from approximately 47% to 60% upon initial operations of our platforms depending on the configuration. When configured for combined heat and power (“CHP”), our system efficiencies can potentially reach up to 90%, depending on the application. Our solutions are designed to deliver high electrical efficiency where the power is used, avoiding transmission line losses, which average about 5% for the U.S. grid.

With respect to carbon capture capability, we have demonstrated up to 95% carbon capture from simulated coal power plant sources while simultaneously producing baseload power.  For harder to capture streams, such as natural gas power generation or industrial boiler capture, we can achieve similarly high capture levels but with reduced power output.

Our Product Platform Applications – Current and Future

Carbonate-Based Distributed Generation

Our proprietary, patented platforms generate electricity directly from fuel, such as hydrogen, hydrogen and natural gas blends, biogas, renewable natural gas, and natural gas.

We market different configurations and applications of our platform to meet specific market needs, including:

●	On-Site Power (also known as “Behind the Meter”): Customers benefit from improved power resilience, energy security from on-site power that reduces reliance on the electric grid in an environmentally responsible manner, and long-term electric and other value stream price certainty. Our fuel cells can be used to produce hot water or steam, as well as hydrogen and carbon dioxide for beverage and food production in addition to other industrial uses.

●	Utility Grid Support: Our energy platforms are scalable, enabling multiple fuel cell platforms to be located together on a very small footprint per MW generated. This capability enables utilities to add multi-megawatt power generation to enhance electric grid resiliency where needed.

●	Microgrid / Time-to-Power Applications: Our platforms can also be configured as a microgrid, either independently or with other forms of power generation, with the goal of providing continuous power and a seamless transition during times of grid outages or when the grid is not an energy option.

Carbonate-Based Distributed Hydrogen

Tri-gen platforms are configurable to deliver on-site hydrogen for transportation, industrial applications, natural gas blending, repowering combustion-based equipment with zero carbon hydrogen, and other uses. Our Tri-gen hydrogen platform utilizes proprietary fuel cells configured to simultaneously generate three value streams — power generation, hydrogen, and water.

Solid Oxide-Based Electrolysis

We have developed a proprietary solid oxide electrolysis technology which is expected to enable production of hydrogen with high electrical efficiency. We believe that our platform will deliver higher efficiency than our competitors and competing technologies with or without the addition of waste heat. Our solid oxide stacks in electrolysis mode split water into hydrogen and oxygen using supplied carbon-free electricity. The hydrogen can be stored as compressed gas, creating the ability to produce a virtually limitless supply.

The largest factor in the cost of electrolysis-produced hydrogen is the cost of electricity. Consequently, efficiency is one of the most effective ways to lower cost. We believe our solid oxide platform is among the most efficient available electrolysis technologies. We believe this translates to 20% to 35% less electrical energy needed per kg of hydrogen production compared to lower efficiency and low-temperature electrolysis. For example, at an energy cost of $0.10/kWh, that difference results in $1 to $1.50 lower hydrogen cost with our SOEC platform. We believe our solid oxide platform offers one of the best chances of achieving the $1 per kg levelized cost of hydrogen targeted by the U.S. Department of Energy by 2050. Applications for this technology include centralized large scale hydrogen production from grid-scale renewables or nuclear power, and decentralized hydrogen production for industrial, transportation, repowered combustion generation assets, and synthetic or sustainable fuels for use in aviation and other applications.

We have operated a sub scale demonstration project of our solid oxide electrolysis technology in our Danbury test facility, which demonstrated the high electrical efficiency discussed above. We have also been awarded a pilot program to provide a packaged 150 kg/day system for demonstration at Idaho National Laboratory, which has passed Idaho National Laboratory’s acceptance testing in November 2024 and will be delivered and installed in 2025.

We are focused on the development and commercialization of a new module design that is expected to enhance our ability to compete for large scale infrastructure projects. Learning from our work on carbon capture, we are developing a module that incorporates all hot gas piping inside the module. Additionally, the module is being designed to enable a vertical array plant, improve the serviceability of the platform, enable module “hot swap” to maintain overall plant operations at all times, and streamline our go-to-market strategy.

We have also adopted this module-centric strategy to allow us to concentrate our resources on developing the high-efficiency stacks, allowing the complexities and expenses of platform customization, site design, balance of plant procurement and EPC work to be managed by the large-scale project developers. This strategy has the added benefit of streamlining our manufacturing processes, simplifying our supply chain, and lowering our working capital intensity. Lastly, focusing on the core module technology and design allows us to dedicate our engineering resources to the advancement of the stack and module technology, including both performance and cost, and maintaining a competitive edge versus the competition.

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

Carbon Capture, Recovery and Utilization

●	Carbon Capture – Power generation and industrial applications are the source of two-thirds of the world’s carbon emissions. Cost effective and efficient carbon capture from these two applications globally represents a large market because it could enable clean use of all available fuels. The carbon capture system is being designed to separate and concentrate CO2 from the flue gases of natural gas, biomass or coal-fired power plants or other industrial facilities as a side reaction that extracts and purifies the CO2 in the flue gas during the power generation process and destroys approximately 70% of NOx emissions during the power generation process.

●	Carbon Recovery and Utilization – In addition to the ability to capture carbon dioxide from an external source, we are adding the capability to our platforms to extract and purify carbon dioxide produced by the fuel cell power generation process. Our carbon separation technology allows carbon dioxide to be easily extracted and purified to the appropriate level for utilization or sequestration, significantly reducing the carbon footprint of the generated power from our fuel cell platforms. This requires a simple modification to the fuel cell module that can be incorporated into new platforms as well as retrofitted for existing systems during stack replacements. Over time, as we replace fuel cell stacks in our deployed modules, we intend to integrate our carbon separation technology, making every platform receiving a module upgrade carbon separation ready.

Our Markets

We target four distinct market opportunities:

●	Distributed Generation: This includes utilities and independent power producers, data centers, wastewater treatment, and other behind the meter and microgrid applications;
●	Carbon Recovery and Utilization: This includes food and beverage and various industrial applications;
●	Carbon Capture: This includes high CO2 emitters such as the oil and gas sector; and
●	Distributed Hydrogen: This includes industrial hydrogen applications like fertilizer, mobility and material handling, port applications, and large-scale wind and solar projects for their ability to produce green hydrogen via electrolysis.

We market our clean energy solutions worldwide, with a longstanding presence in the United States, Europe and Korea, the largest developed fuel cell market. The utilities and independent power producer market has historically been our largest market with customers that include utilities on the East and West coasts of the United States, such as UIL Holdings Corporation, Inc. (owned by Avangrid, Inc., a wholly owned subsidiary of Iberdrola), the Long Island Power Authority (“LIPA”) and Southern California Edison. In Europe, utility customers include E.ON Connecting Energies, one of the largest utilities in the world. In Korea, we are contracted to operate and maintain a number of large-scale utility platform deployments, including a 20 MW power plant project for Korea Southern Power Company (“KOSPO”), a 20 MW power plant project for Noeul Green Energy Co., Ltd., and a 59 MW power plant project for Gyeonggi Green Energy Co., Ltd.

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

Competition

The market for clean energy is highly competitive. Many factors, including government incentives and specific market dynamics, affect how clean energy can deliver outcomes for customers in a given region. While clean energy often competes against the electric grid, which is readily available to prospective customers and supplied by traditional centralized power plants, including coal, gas, hydro, and nuclear plants, clean energy is increasingly able to compete with the grid and long-distance transmission of electricity in terms of levelized cost of electricity. Clean energy sources that customers may consider beyond our solutions include products such as wind turbines, solar arrays, linear generators and hydro facilities, as well as a range of hydrogen and fuel cell solutions from both incumbent and developing competitors.

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

Our Commitment to Sustainability

As a company, we are committed to helping our customers reduce their environmental impact. We are equally committed to reducing our environmental impact and have therefore developed and begun implementing a plan to reduce our carbon emissions to net zero by 2050. As part of this commitment, during fiscal year 2024, we:

●	Performed a corporate-level greenhouse gas (“GHG”) emissions inventory for 2024;
●	Published the 2023 Sustainability Report aligned with international Environmental, Social and Governance (“ESG”) standards to provide transparency on our sustainability commitments and progress to all of our stakeholders;
●	Completed a product-level life cycle assessment to understand and potentially reduce GHG emissions throughout the value chain, from production through decommissioning;
●	Conducted Climate Risk Assessment aligned with the Task Force on Climate-Related Financial Disclosures to analyze the physical and transition risk across our manufacturing facilities, inform our business strategy and take appropriate mitigation measures;
●	Continued developing an ESG strategy to prioritize and holistically address our key ESG responsibilities and stakeholders’ needs; and
●	Successfully integrated an ESG governance model into our business processes.

Our platforms have a direct impact on reducing our customers’ Scope 1 and Scope 2 emissions, thus lowering the global environmental footprint of baseload, or primary, power generation. However, our platforms are designed to go beyond power generation, delivering hydrogen, carbon recovery, carbon capture, water, and thermal energy in various applications. As a result of our platforms’ ability to deliver multiple value streams, we help our customers reduce their Scope 1 and Scope 2 emissions on-site without buying off-site carbon/environmental offsets, which do not positively impact the local communities’ air quality or emissions. As a company, we are focused on addressing immediate environmental impacts such as NOx, SOx, and particulate emissions and the multi-decade impacts on climate change. In the future, we plan to commercialize our hydrogen, long-duration energy storage, and carbon capture technologies intended to drive next generation solutions to help customers attain their decarbonization goals and continue to advance core industries, such as steel manufacturing, cement production, and glass making.

Our commitment to sustainability is also evident in the design, manufacturing, installation, and on-going servicing of our fuel cell energy platforms, which are engineered for the circular economy. For example, when our platforms reach the end of their useful lives, we have the capability to refurbish and re-use certain parts and also recycle more than 90% by weight of what we cannot re-use. This is a departure from combustion-based, wind, and solar power generation methods that typically produce a significant amount of unrecyclable waste, which increases landfill use, and in the case of solar, creates the possibility of toxic material contamination. Our balance of plant (“BOP”), i.e., the mechanical and electrical components surrounding the fuel cell, is designed to have an operating life of 25-to-30 years, at which time metals such as steel and copper are reclaimed for scrap value. For context, by weight, approximately 93% of our entire energy platform can be re-used or recycled at the end of its useful life.

Advanced Technologies Programs

Our Advanced Technologies programs include research and development and demonstration programs funded by third parties. We undertake both privately funded and publicly funded research and development to develop and grow these opportunities, reduce product and output costs, and expand our technology portfolio. Our Advanced Technologies programs are currently focused on continued development and commercialization of our solutions that advance solid oxide fuel cells, distributed hydrogen, and carbon capture. We report the revenue earned under these programs as Advanced Technologies contract revenues in our Consolidated Statements of Operations and Comprehensive Loss.

We have historically worked on technology development with various U.S. government departments and agencies, including the U.S. Department of Energy (the “DOE”), the Department of Defense (the “DOD”), the Environmental Protection Agency (the “EPA”), the Defense Advanced Research Projects Agency (“DARPA”), the Office of Naval Research (the “ONR”), the Department of State (the “DOS”) and the National Aeronautics and Space Administration (“NASA”). Government funding, principally from the DOE and DOS, provided 4%, 3% and 6% of our revenue for the fiscal years ended October 31, 2024, 2023, and 2022, respectively. In addition to these U.S. government departments and agencies, we also work to develop technologies through privately funded programs with companies like Canadian Natural Resources, Drax Group and ExxonMobil Technology and Engineering Company (formerly known as ExxonMobil Research and Engineering Company) (“EMTEC”).

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

In June 2019, we entered into a license agreement with EMTEC to facilitate the further development of our carbon capture platform (the “EMTEC License Agreement”). Pursuant to the EMTEC License Agreement, we granted EMTEC and its affiliates a non-exclusive, worldwide, fully-paid, perpetual, irrevocable, non-transferable license and right to use our patents filed on or before April 30, 2021, and any data, know-how, improvements, equipment designs, methods, processes and the like provided directly by the Company or its affiliates to EMTEC or its affiliates under any agreement or otherwise, on or before April 30, 2021, to the extent it is useful to research, develop and commercially exploit carbonate fuel cells in applications in which the fuel cells concentrate carbon dioxide from external industrial and power sources and for any other purpose attendant thereto or associated therewith, in exchange for a $10 million payment. Such right and license is sublicensable to third parties performing work for or with EMTEC or its affiliates but is not otherwise sublicensable.

The EMTEC License Agreement facilitated the execution of the Joint Development Agreement between the Company and EMTEC (which was originally effective as of October 31, 2019) (as amended, the “Joint Development Agreement”). The initial focus of the Joint Development Agreement was to further enhance carbonate fuel cell technology for the purpose of capturing carbon dioxide from industrial facilities. The Joint Development Agreement, which initially had a two-year term, commenced effective as of October 31, 2019. In a series of amendments to the Joint Development Agreement, which were effective as of October 31, 2021, April 30, 2022, December 1, 2022, and August 31, 2023, the Company and EMTEC extended the term of the Joint Development Agreement such that it was to expire by its terms on March 31, 2024 and increased the maximum amount of research costs to be reimbursed by EMTEC from $45.0 million to $67.0 million. The original terms of the Joint Development Agreement and the terms of the amendments thereto are described more fully in the Current Reports on Form 8-K filed by the Company on November 6, 2019, November 2, 2021, May 5, 2022, December 19, 2022, and August 28, 2023.

Effective as of March 31, 2024, we and EMTEC entered into Amendment No. 5 (“Amendment No. 5”) to the Joint Development Agreement. In Amendment No. 5, the Company and EMTEC further extended the term of the Joint Development Agreement such that it will end on December 31, 2026 (unless terminated earlier), so that we and EMTEC may pursue continued work to allow for technical readiness of the Generation 2 Technology fuel cell module as well as additional continuous technology development.

In parallel with the Joint Development Agreement, we and EMTEC will pursue pioneer commercial deployments of the Generation 2 Technology with third parties, with us as the fuel cell module manufacturer for such deployments.

In furtherance of the ultimate goal of commercializing the Generation 2 Technology, Amendment No. 5 provides us, among other rights and benefits, with the ability to pursue new carbon capture projects with third parties for the remaining duration of the term of the Joint Development Agreement using Generation 1 Technology or Generation 2 Technology (provided that the use of Generation 2 Technology must be limited to the use of Generation 2 physical fuel cell properties and design elements in Generation 1 Technology modules), with any new sales of such activities, authorized work, and carbon capture projects, when summed together, having the capability of capturing no more than 250,000 tons of CO2 on a cumulative annual basis.

Under Amendment No. 5, following expiration of the term of the Joint Development Agreement, the Company will also have the opportunity to continue to service continuing obligations for such projects entered into during the term of the Joint Development Agreement (e.g., completion of contracted builds, service and repair/replacement of components, etc.). To allow the Company to pursue such projects, in Amendment No. 5, EMTEC also granted to the Company a worldwide, non-exclusive, royalty-free, irrevocable (during the term of the Joint Development Agreement), non-sub-licensable license to EMTEC’s Generation 1 Technology as well as to EMTEC’s Generation 2 Technology physical fuel cell properties and design elements (including EMTEC’s background information and background patents relating to Generation 2 Technology physical fuel cell properties and design elements).

Amendment No. 5 also removed the cap on the maximum amount of research costs to be reimbursed by EMTEC, and instead includes an expected annual budget for the anticipated work through the remaining term of the Joint Development Agreement of at least $10.0 million per year, subject to approval by EMTEC. Research costs will be set forth in project descriptions that are subject to mutual agreement and pre-approval by us and EMTEC in writing. As has been the case for the entire term of the Joint Development Agreement, project descriptions will continue to be described in written, mutually agreed upon documents. In addition, in Amendment No. 5, the hourly rates for the Company’s engineers, scientists, and all other full-time employees were increased by 15% over the rates established in the original Joint Development Agreement, and such rates will increase by 3% annually beginning on March 31, 2025.

For our use in power applications and hydrogen applications, the Joint Development Agreement includes certain worldwide, non-exclusive, perpetual, irrevocable licenses to practice the Program Results (as defined in the Joint Development Agreement), EMTEC’s background information and background patents for Generation 1 Technology, and EMTEC’s background information and background patents for Generation 2 Technology. Amendment No. 5 makes clear that such licenses will continue on a royalty-free basis going forward.

Company Funded Research and Development

In addition to research and development performed under research contracts, including as described under the heading “Advanced Technologies Programs” above, we also fund our own research and development activities to (i) advance our core carbonate and solid oxide cell module capabilities and (ii) support the commercial fleet with product enhancements and improvements.

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

As it relates to our fuel cell modules, these improvements center around delivering more uniform temperature distribution within the stack modules with the intent of improving output over the life of the modules to achieve the product’s expected design life. Continued extension of design life and output of our modules over time is a core research and development focus. In addition, we are also investing in our commercialization of our patented technologies, such as carbon capture and separation, solid oxide fuel cells, and solid oxide electrolysis cells for hydrogen production and energy storage as we believe these technologies represent significant future market opportunities.

We are also focused on the development and commercialization of a module design that enhances our ability to compete for large scale infrastructure projects. This work focused on developing a module that incorporates all hot gas piping inside the module. This design is expected to greatly improve serviceability and operational availability. This module-centric strategy allows us to concentrate our resources on developing the high-efficiency stacks and allowing the engineering work surrounding the balance of plant design, site design, and EPC work to be managed by the large-scale project developers. We believe that focusing on the core module technology and design allows us to dedicate our engineering resources to the advancement of the stack and module technology, including both performance and cost, and maintaining a competitive edge versus the competition.

Company funded research and development is included in Research and development expenses (operating expenses) in our consolidated financial statements. The total research and development expenditures in the Consolidated Statements of Operations and Comprehensive Loss, including third party and Company-funded expenditures, are as follows:

	Years Ended October 31,
(dollars in thousands)	2024	2023	2022
Cost of Advanced Technologies contract revenues	$17,509	$13,185	$15,184
Research and development expenses	55,404	61,021	34,529
Total research and development	$72,913	$74,206	$49,713

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

As of October 31, 2024, we (excluding our subsidiaries) had 148 U.S. patents and 307 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our carbonate technology, solid oxide fuel cell (“SOFC”) technology, proton exchange membrane (“PEM”) fuel cell technology and applications thereof. As of October 31, 2024, we also had 28 patent applications pending in the U.S. and 86 patent applications pending in other jurisdictions.

As of October 31, 2024, our subsidiary, Versa Power Systems, Ltd. (“Versa”), had 19 U.S. patents and 68 international patents covering SOFC technology (in certain cases covering the same technology in multiple jurisdictions). As of October 31, 2024, Versa also had 13 pending U.S. patent applications and 30 patent applications pending in other jurisdictions. In addition, as of October 31, 2024, our subsidiary, FuelCell Energy Solutions, GmbH, had license rights to 2 U.S. patents and 7 patents outside the U.S. (in certain cases covering the same technology in multiple jurisdictions) for carbonate fuel cell technology licensed from Fraunhofer IKTS.

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

Manufacturing and Service Facilities

We operate a 167,000 square-foot manufacturing facility in Torrington, Connecticut where we produce the individual cell packages and assemble fuel cell modules for our carbonate fuel cell products. This facility also houses our global service center. Our completed modules are conditioned in Torrington and shipped directly to customer sites. We continue to invest in manufacturing capability with the goal of reducing production bottlenecks and driving productivity, including investments in automation, laser welding, and the construction of additional integrated conditioning capacity. We also constructed a SureSource 1500 in Torrington during fiscal year 2022, which operates as a testing facility for qualifying new supplier components and performance testing and validation of continued platform innovations. Additionally, we completed the construction of an on-site fuel cell demonstration and test unit in fiscal year 2024. This platform allows for component testing, with the goal of accelerating the integration of alternate suppliers and allows prospective customers to observe demonstrated capabilities of the fuel cell platform, such as carbon separation, including for the sampling and testing of separated CO2 to verify quantity, quality or purity requirements for food and beverage companies.  As of October 31, 2024, the Torrington facility was operating at a 27.7 MW per year annualized production rate on a single production shift. Maximum annualized capacity (module manufacturing, final assembly, testing and conditioning) is 100 MW per year under the Torrington facility’s current configuration when being fully utilized. The Torrington facility is sized to accommodate the eventual annualized production capacity of up to 200 MW per year with additional capital investment in machinery, equipment, tooling and inventory.

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

Our manufacturing and research and development facility in Calgary, Alberta, Canada is focused on the engineering and development of our SOFC and SOEC technologies. This facility also houses our SOFC and SOEC stack research and development effort and includes equipment for the manufacturing of solid oxide cells and stacks, including advanced manufacturing capabilities. Beginning in fiscal year 2022, we started making additional investments in the Calgary facility to establish a center of competence and excellence for solid oxide cell and stack research and manufacturing. This facility includes equipment for the manufacturing of solid oxide cells and stacks, including an advanced automated stack manufacturing line which has been developed to ensure that the labor and overhead which are required to produce these technologies are optimized for efficiency and complement the low direct material cost of the stack. The current annualized production capacity of the Calgary facility is 6 MW of SOEC production based on currently installed equipment. During the fiscal years ended October 31, 2024 and 2023, we entered into lease expansions, extensions and amending agreements which expanded the space leased in Calgary to include an additional approximately 68,000 square feet, for a total of approximately 100,000 square feet of space. In addition, long-lead process equipment has been ordered to facilitate the expansion of manufacturing capacity for the solid oxide platforms in Calgary. Upon the completion of the Calgary capacity expansion, we believe that the total annualized SOEC manufacturing capacity could potentially be increased to up to 80 MW per year. However, in November 2024, we announced a global restructuring of our operations in the U.S., Canada, and Germany that aims to reduce operating costs, realign resources toward advancing the Company’s core technologies, and protect the Company’s competitive position amid slower-than-expected-investments in clean energy. This restructuring plan also includes the deferment and cancelation of certain previously planned capital and project expenditures. As a result of this restructuring plan, we have deferred the capital spending required to complete the Calgary expansion and do not currently have an estimated completion date for this project.  For more information about our restructuring plan, please see Part II, Item 8, Note 4 — Restructuring and Note 22 — Subsequent Events.

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

Assuring the absence of conflict minerals in our power platforms is a continuing initiative. Our fuel cells, including the fuel cell components and completed fuel cell module, do not utilize any 3TG minerals (i.e., tin, tungsten, tantalum and gold) that are classified as conflict minerals. We utilize componentry in the BOP such as computer circuit boards that utilize trace amounts of 3TG minerals. For perspective, total shipments in fiscal year 2023 weighed approximately 4.6 million pounds, of which only 14.0 pounds, or 0.000299%, represented 3TG minerals, so the presence of these minerals is negligible. Our conflict mineral disclosure filed with the Securities and Exchange Commission (“SEC”) on Form SD contains specific information on the actions we are taking to avoid the use of conflict minerals.

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

Services and Warranty Agreements

Ou commercial product portfolio is based on our carbonate electrochemical platform. We offer a comprehensive portfolio of services, including engineering, project management and installation, and long-term operating and maintenance programs, including trained technicians that remotely monitor and operate our platforms around the world, 24 hours a day and 365 days a year. We directly employ field technicians to service the power platforms and maintain distribution centers near our customers to support the high availability of our platforms.

For all operating fuel cell platforms not under a PPA, customers purchase long-term service agreements (“LTSAs”), some of which have terms of up to 20 years. Pricing for LTSAs is based upon the value of service assurance and the markets in which we compete and includes all future maintenance and fuel cell module exchanges. Each model of our carbonate electrochemical platform has a target design life of 25-to-30 years. The fuel cell modules, with legacy modules having a 5-year target cell design life and current production modules having a 7-year target cell design life, go through periodic replacement, while the BOP systems, which consist of conventional mechanical and electrical equipment, are maintained over the life of the project.

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

Significant Developments in Government Activity

For many countries around the world, 2024 has proven to be more tumultuous than the prior year. This is the case, at least in part, due to the national elections which have taken place or will take place in over 70 countries.  In the United States, for example, Congress largely avoided advancing energy legislation, while U.S. regulators, including the U.S. Treasury and Internal Revenue Service (“IRS”), DOE, EPA and others worked to implement various parts of the Inflation Reduction Act (the “IRA”), which was enacted in August of 2022.

Since enactment of the IRA, we have filed multiple comment letters, including formal comments related to the promulgation of rules to govern Sections 45V, 48E and 45Y of the Internal Revenue Code (the “IRC”). The Company’s comments are largely aligned with the industry’s views, which have focused on statutory intent, compliance with existing regulations, achieving technical accuracy and other fine points that are relevant to our sector and our business. It is important to note that the IRA introduced a series of new tax credits and also reformulated existing tax credits, some of which have been in place since the 1970s to incentivize development of renewable, clean energy. And while the Treasury and IRS have not yet issued final rules governing the new hydrogen credit (45V) or the new investment and production credits, 48E and 45Y, respectively, the statute itself stipulates that the tax credits available under Section 48 and 45 of the IRC will expire for the vast majority of taxpayers on December 31, 2024.

Lastly, the IRA reinforced the concept of transferrable credits, allowing the owner of an eligible clean energy project to transfer the tax credit to another taxpayer, setting a new standard and creating opportunity for many companies like FuelCell Energy.

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

Significant Customers

Information concerning the Company’s dependence on significant customers is incorporated herein by reference to Note 1. “Nature of Business, Basis of Presentation and Significant Accounting Policies–Concentrations” of the Notes to the Consolidated Financial Statements.

People and Organizational Development

We are committed to our continued efforts to increase diversity and foster an inclusive work environment that supports the global workforce and the communities we serve. We recruit the best qualified employees regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws (domestic and foreign) applicable to discrimination in the workplace. Our diversity, equity, inclusion and belonging principles are also reflected in our employee training and policies.

As of October 31, 2024, we had 584 full-time employees, of which 465 were located in the United States, 99 were located in Canada, 11 were located in Germany, 8 were located in Korea and 1 was located in Singapore. There were no part time employees as of October 31, 2024.

We increased our diverse team member population by 5% in fiscal year 2024 compared to fiscal year 2023.

In November 2024, we announced a global restructuring of our operations in the U.S., Canada, and Germany that aims to reduce operating costs, realign resources toward advancing the Company’s core technologies, and protect the Company’s competitive position amid slower-than-expected-investments in clean energy. The restructuring plan included a reduction in our workforce of approximately 13% or 75 employees in November 2024 and includes reduced spending for product development, overhead and other costs. This followed a 4% or 17 employee reduction in workforce in September 2024.  For more information about these restructuring actions, please see Part II, Item 8, Note 4 — Restructuring and Note 22 — Subsequent Events.

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

Our safety performance is excellent and is demonstrated by experience modification rates below the industry average of 1.0 for the last 7 fiscal years: 2018: 0.62, 2019: 0.65, 2020: 0.59, 2021: 0.68, 2022: 0.088, 2023: 0.89 and 2024: 0.83. We have maintained an “A” rating since 2016 providing “Safety Tier 1” performance with ISNetworld, a database for online contractor safety management designed to streamline companies' and contractors' compliance pre-qualification processes. Because EH&S compliance is a priority for us, we also leverage ISNetworld to qualify contractors that work on our projects.

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

Information about our Executive Officers

NAME	AGE	PRINCIPAL OCCUPATION

Jason B. Few President, Chief Executive Officer	58

Mr. Few was appointed President and Chief Executive Officer in August 2019 and has served as a director since 2018. Mr. Few chairs the Executive Committee of the Board of Directors (the “Board”). Mr. Few previously served as the Company’s Chief Commercial Officer from September 2019 to March 2022. Prior to joining FuelCell Energy, Mr. Few served as President of Sustayn Analytics LLC, a cloud-based software waste and recycling optimization company, since 2018, and as the Founder and Senior Managing Partner of BJF Partners LLC, a privately held strategic consulting firm, since 2016. Mr. Few has over 30 years of experience increasing enterprise value for Global Fortune 500 and privately-held technology, telecommunications, technology and energy firms. He has overseen transformational opportunities across the technology and industrial energy sectors, in roles including Founder and Senior Managing Partner of BJF Partners, LLC; President and Chief Executive Officer of Continuum Energy, an energy products and services company, from 2013-2016; various roles including Executive Vice President and Chief Customer Officer of NRG Energy, Inc., an integrated energy company, from 2011 to 2012; President of Reliant Energy, from 2009 to 2012 and Vice President, Smart Energy, a retail electricity provider, from 2008 to 2009. Mr. Few also previously served as a Senior Advisor to Verve Industrial Protection, an industrial cybersecurity software company, since 2016.

Mr. Few was elected to the board of directors of Enbridge Inc. (NYSE: ENB) effective May 4, 2022, and serves on the Audit, Finance and Risk and Sustainability Committees. Mr. Few also served on the board of directors of Marathon Oil (NYSE: MRO) from April 2019 to May 2022.

Mr. Few received his Bachelor’s Degree in Computer Systems in Business from Ohio University, and a Masters of Business Administration from Northwestern University’s J.L. Kellogg Graduate School of Management.

Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer	56

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

		Mr. Bishop received his Bachelor of Science in Accounting from Boston University and a Masters of Business Administration from the University of Connecticut.

Michael Lisowski Executive Vice President, Strategic Partnerships	55

Mr. Lisowski was appointed Executive Vice President, Strategic Partnerships in April 2024. Prior to this, Mr. Lisowski had served as the Company’s Executive Vice President and Chief Operating Officer since June 2019, and as the Company’s Vice President of Global Operations from January 2018 to June 2019. From 2001 to 2018, Mr. Lisowski held various other operations management positions within the Company, including Vice President of Supply Chain from 2010 to 2018. Mr. Lisowski is a senior global operations leader with progressive operations experience in technology-driven businesses having direct responsibility for supply chain, manufacturing, quality, project management, EH&S and plant engineering functions. In his position as the Company’s Executive Vice President, Strategic Partnerships, Mr. Lisowski is responsible for the development and expansion of strategic partnerships including, but not limited to, our carbon capture technology.

Mr. Lisowski received his Bachelor’s Degree in Communications and Business Administration at Western New England University and a Master’s Degree in Management, Global Supply Chain Integrations from Rensselaer Polytechnic Institute.

Joshua Dolger Executive Vice President, General Counsel and Corporate Secretary	50

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

Mr. Dolger received a Bachelor of Arts Degree from the State University of New York at Albany and Juris Doctor from Pace University School of Law.

Mark Feasel Executive Vice President, Chief Commercial Officer	54

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

As of October 31, 2024, our total consolidated debt and finance obligations outstanding (“indebtedness”) was $135.9 million ($131.7 million, net of deferred finance costs).

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

Unanticipated increases or decreases in business growth have resulted and may continue to result in adverse consequences to our financial condition and business strategy.

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

Our manufacturing and research and development facility in Calgary, Alberta, Canada is focused on the engineering and development of our SOFC and SOEC technologies. This facility also houses our SOFC and SOEC stack research and development effort and includes equipment for the manufacturing of solid oxide cells and stacks, including advanced manufacturing capabilities. Beginning in fiscal year 2022, we started making additional investments in the Calgary facility to establish a center of competence and excellence for solid oxide cell and stack research and manufacturing. This facility includes equipment for the manufacturing of solid oxide cells and stacks, including an advanced automated stack manufacturing line which has been developed to ensure that the labor and overhead which are required to produce these technologies are optimized for efficiency and complement the low direct material cost of the stack. The current annualized production capacity of the Calgary facility is 6 MW of SOEC production based on currently installed equipment. During the fiscal years ended October 31, 2024 and 2023, we entered into lease expansions, extensions and amending agreements which expanded the space leased in Calgary to include an additional approximately 68,000 square feet, for a total of approximately 100,000 square feet of space. In addition, long-lead process equipment has been ordered to facilitate the expansion of manufacturing capacity for the solid oxide platforms in Calgary. Upon the completion of the Calgary capacity expansion, we believe that the total annualized SOEC manufacturing capacity could potentially be increased to up to 80 MW per year. However, in November 2024, we announced a global restructuring of our operations in the U.S., Canada, and Germany that aims to reduce operating costs, realign resources toward advancing the Company’s core technologies, and protect the Company’s competitive position amid slower-than-expected-investments in clean energy. This restructuring plan also includes the deferment and cancelation of certain previously planned capital and project expenditures. As a result of this restructuring plan, we have deferred the capital spending required to complete the Calgary expansion and do not currently have an estimated completion date for this project. If our restructuring plan does not result in the intended benefits or savings or results in unanticipated costs, including but not limited to additional charges and/or higher than expected costs, or if we are unable to successfully implement our restructuring plan during the expected timeframe, our results of operations and financial condition could be materially adversely affected.  For more information about our restructuring plan, please see Part II, Item 8, Note 4 — Restructuring and Note 22 — Subsequent Events.

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

We have recorded significant impairment charges, and may in the future be required to record significant impairment charges, to operations in our financial statements should we determine that our goodwill, other indefinite-lived intangible assets (i.e., in process research and development (“IPR&D”)) and other long-lived assets (i.e., project assets, property, plant and equipment and amortizing intangible assets) are impaired. Such charges might have a significant impact on our reported financial condition and results of operations. Project assets and property, plant and equipment impairment charges totaled approximately $1.3 million, $2.4 million and $1.8 million for the fiscal years ended October 31, 2024, 2023 and 2022, respectively.

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

We use various raw materials and components to construct a fuel cell module, including nickel and stainless steel that are critical to our manufacturing process. We also rely on third-party suppliers for the BOP components in our products. Suppliers must undergo a qualification process, which takes four to twelve months. We continually evaluate new suppliers, and we are currently qualifying several new suppliers. There are a limited number of suppliers for some of the key components of our products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers, all of which could harm our business prospects, results of operations and financial condition. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or secure new long-term supply relationships on terms that will allow us to achieve our objectives, if at all. A supplier’s failure to develop and supply components in a timely manner or to supply components that meet our quality, quantity or cost requirements or our technical specifications, or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, could each harm our ability to manufacture our products.  In addition, our supply chain was adversely affected by the COVID-19 pandemic, and in the future could be adversely affected by pandemics or other widespread adverse public health events, which may create global shipping and logistics challenges. These challenges may include extended shipping lead times and pricing pressures on transportation and logistics that could adversely impact our ability to meet our production schedules and project deadlines, may result in additional and increased costs, or may otherwise adversely impact our business, results of operations and financial condition. If such events occur and we are unable to pass these costs on to our customers or timely complete projects, we may experience reduced revenue and other adverse impacts on our business, results of operations and financial condition.

An increase in energy costs may materially adversely affect our business, financial condition, and results of operations.

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

In recent years, there has been an increased focus from stakeholders on ESG matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. Given our commitment to ESG matters, we actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price.

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

We must develop additional commercially viable products in order to achieve profitability. Our development timeline for bringing new commercially viable products to market has shifted as a result of delays in adoption of clean energy technologies, timing of product developments and implementation of our recently announced global restructuring and workforce reduction plan, which may not be successful.

In fiscal year 2022, we provided aspirational long-term revenue targets to be met by the end of fiscal year 2025 and fiscal year 2030. In developing these revenue targets, we made certain timing assumptions regarding, among other things, the development, commercialization and market adoption timelines of our SOEC, SOFC and carbon capture products. However, these long-term revenue targets do not reflect the current market realities regarding the pace of hydrogen adoption and infrastructure build out as well as continuing uncertainty regarding the IRA and other large scale clean energy policies globally. In addition, in November 2024, we announced a global restructuring of our operations in the U.S., Canada, and Germany that aims to reduce operating costs, reduce headcount, realign resources toward advancing the Company’s core technologies, and protect the Company’s competitive position amid slower-than-expected-investments in clean energy. As part of the restructuring plan, we have begun to reduce spending on product development. As a result of current market realities, and in conjunction with our restructuring plan, the timing of the development and commercialization of our SOEC, SOFC and carbon capture products has been delayed from our prior estimates and accordingly, due to these factors, we will not meet the aspirational revenue targets that we provided in fiscal year 2022. Going forward, the commercialization of these technologies will be paced by market adoption of new clean energy products and our ability to contract with partners to bring our solutions to market. If we are unable to meet cost or performance goals with respect to these products once commercialized, including goals for power output, hydrogen production, rates of carbon capture, useful life and reliability, then our ability to generate revenue and achieve profitability from sales of these new products will be delayed or may not occur at all. In addition, if we are unable to develop additional commercially viable products in the future, we may not be able to generate sufficient revenue to become profitable. The profitable commercialization of our products depends on our ability to reduce the costs of our products, and there can be no assurance that we will be able to sufficiently reduce these costs to achieve profitability. Also, if our restructuring plan and workforce reduction does not result in the intended benefits or savings or results in unanticipated costs, including but not limited to additional charges and/or higher than expected severance and employee termination benefits costs, or if we are unable to successfully implement our restructuring plan during the expected timeframe, our results of operations and financial condition could be materially adversely affected. For more information about our restructuring plan, please see Part II, Item 8, Note 4 — Restructuring and Note 22 — Subsequent Events.

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

We previously licensed certain of our carbonate fuel cell manufacturing intellectual property to POSCO Energy on an exclusive basis in the South Korean and broader Asian markets, and pursuant to the terms of the Settlement Agreement with POSCO Energy, we have done so again, but this time on a limited, non-exclusive basis to enable module replacement to POSCO Energy’s existing LTSA customers only. In addition, effective as of June 11, 2019, we entered into a license agreement with EMTEC to facilitate the further development of our carbon capture platform (the “EMTEC License Agreement”). Pursuant to the EMTEC License Agreement, we granted EMTEC and its affiliates a non-exclusive, worldwide, fully-paid, perpetual, irrevocable, non-transferable license and right to use our patents filed on or before April 30, 2021, and any data, know-how, improvements, equipment designs, methods, processes and the like provided directly by us or our affiliates to EMTEC or its affiliates under any agreement or otherwise, on or before April 30, 2021, to the extent it is useful to research, develop and commercially exploit carbonate fuel cells in applications in which the fuel cells concentrate carbon dioxide from external industrial and power sources and for any other purpose attendant thereto or associated therewith. Such right and license is sublicensable to third parties performing work for or with EMTEC or its affiliates, but is not otherwise sublicensable. Furthermore, on November 5, 2019, we entered into the EMTEC Joint Development Agreement, pursuant to which we agreed to grant EMTEC and its affiliates a worldwide, non-exclusive, royalty-free, irrevocable, perpetual, sub-licensable, non-transferable (subject to certain exceptions) right and license to practice certain Company background intellectual property (to the extent not already licensed pursuant to  the EMTEC License Agreement) for new carbonate fuel cell technology in carbon capture applications and hydrogen applications. We depend on POSCO Energy and EMTEC to also protect our intellectual property rights, but we cannot assure you that POSCO Energy or EMTEC will do so.

As of October 31, 2024, we (excluding our subsidiaries) had 148 U.S. patents and 307 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our carbonate technology, SOFC technology, PEM fuel cell technology and applications thereof. As of October 31, 2024, we also had 28 patent applications pending in the U.S. and 86 patent applications pending in other jurisdictions.  As of October 31, 2024, our subsidiary, Versa Power Systems, Ltd. (“Versa”), had 19 U.S. patents and 68 international patents covering SOFC technology (in certain cases covering the same technology in multiple jurisdictions). As of October 31, 2024, Versa also had 13 pending U.S. patent applications and 30 patent applications pending in other jurisdictions. In addition, as of October 31, 2024, our subsidiary, FuelCell Energy Solutions, GmbH, had license rights to 2 U.S. patents and 7 patents outside the U.S. (in certain cases covering the same technology in multiple jurisdictions) for carbonate fuel cell technology licensed from Fraunhofer IKTS.

Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other confidential and/or proprietary know-how, particularly as it relates to our manufacturing processes and engineering design. In addition, some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we are found to be infringing, misappropriating or otherwise violating third-party intellectual property, we do not know whether we will be able to obtain licenses to use such intellectual property on acceptable terms, if at all. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope, and enforceability of a particular patent.

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

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

●	failure to meet commercialization milestones;
●	failure to win contracts through competitive bidding processes, or the loss of project awards previously announced or anticipated prior to entering into definitive contracts;
●	the loss of a major customer or a contract;
●	variations in our quarterly operating results from the expectations of securities analysts or investors;
●	downward revisions in securities analysts’ estimates or changes in general market conditions;
●	changes in the securities analysts that cover us or failure to regularly publish reports;
●	announcements of technological innovations or new products or services by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel;
●	investor perception of our industry or our prospects;
●	insider selling or buying;
●	demand for our common stock;
●	dilution from issuances of our common stock;
●	general market trends or preferences for non-fueled resources;
●	pandemics or any public health or safety issues in the regions where we operate;
●	general technological or economic trends; and
●	changes in the United States or foreign political environment and the passage of laws, including, tax, environmental or other laws, affecting the product development business.

The closing price of our common stock on December 23, 2024 was $11.18 per share. There can be no assurance that the current stock price will be maintained, and it is possible that our stock price could drop significantly. In the past, following periods of volatility in the market price of their stock, companies have been the subject of securities class action litigation. If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business prospects, results of operations and financial condition.

Our failure to meet the continued listing standards of The Nasdaq Global Market could result in a delisting of our common stock, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on The Nasdaq Global Market, which imposes continued listing requirements with respect to listed securities, including a minimum bid price requirement. During fiscal year 2024, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying us that we were not in compliance with Nasdaq’s continued listing standards. While we have subsequently regained compliance with such standards, there can be no assurance that we will be able to maintain compliance with the Nasdaq listing requirements, including the minimum bid price requirement. If we fail to maintain compliance with the minimum bid price requirement or to meet the other applicable continued listing requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock, reduce our ability to raise additional capital and result in operational challenges and damage to investor relations and market reputation.

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

Provisions in our Certificate of Incorporation, as amended (“Certificate of Incorporation”), and Third Amended and Restated By-Laws (“By-laws”) and in Delaware and Connecticut corporate law may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in our management and board of directors.

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

The terms of our Series B Preferred Stock also provide rights to their holders that could negatively impact us. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of $50 per share per year, payable either in cash or in shares of our common stock. To the extent the dividend is paid in shares of our common stock, additional issuances could be dilutive to our existing stockholders and the sale of those shares could have a negative impact on the price of our common stock. A share of our Series B Preferred Stock may be converted at any time, at the option of the holder, into 0.0197 shares of our common stock (which is equivalent to an initial conversion price of $50,760 per share), plus cash in lieu of fractional shares. Furthermore, the conversion rate applicable to the Series B Preferred Stock is subject to additional adjustment upon the occurrence of certain events.

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

Economic and political events in 2023 and 2024 have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve has raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. World events, such as the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy. Prolonged inflationary conditions, high and/or increased interest rates, and additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, or other geo-political situations, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices and supply chain constraints. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, business partners, and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes, and practices are integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving operational continuity and the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

●	Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management has been delegated to the Audit, Finance and Risk Committee of the Board (the “Audit Committee”), which interacts with the Company’s ERM function, the Company’s Global Vice President of Information Technology, the Company’s Director of Cyber Security, and other members of management and relevant management committees and councils.
●	Collaborative Approach: The Company has adopted a cross-functional approach toward identifying, prioritizing, and implementing the means to protect information technology systems and its employees from cybersecurity threats. Additionally, the Company has established communications protocols and processes to escalate cybersecurity incidents to engage management as needed to make timely decisions regarding incident response, recovery, and any required disclosures.
●	Technical Safeguards: The Company uses an array of complex technologies and services to protect its information systems and employees from cybersecurity threats. Examples include firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls. These safeguards are evaluated and improved through learnings derived from vulnerability assessments, penetration tests, and cybersecurity threat intelligence.
●	Incident Response and Recovery Planning: The Company has defined and maintains cross-functional incident response and recovery plans that will guide the Company’s response to a cybersecurity incident. These plans are reviewed by senior management and are evaluated through tabletop exercises on a regular basis.

●	Third-Party Risk Management: The Company uses a risk-based approach to identify and manage cybersecurity risks from third parties, including vendors and service providers. The focus of these efforts is to identify and mitigate threats that could impact Company operations.
●	Education and Awareness: All new hires are required to complete mandatory cybersecurity awareness training upon joining the Company. Follow-on training is then assigned to all employees on a regular basis. Training assignments reinforce the Company’s security and information technology acceptable use policies, while also helping employees identify and properly respond to cybersecurity threats. To help assess and maintain awareness, training is supplemented with simulated phishing e-mails that are sent on a regular basis.

The Company engages third parties in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including penetration testing, vulnerability assessments, tabletop exercises, and other activities focused on evaluating the effectiveness of our cybersecurity measures and planning. The results of such assessments influence the Company’s tuning of cybersecurity policies, standards, processes and practices, the results of which are shared with the Board and the Audit Committee.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular updates on cybersecurity program key metrics, outstanding vulnerabilities, and emerging cybersecurity risks.

The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

The Global Vice President of Information Technology and Director of Cyber Security work in close partnership with the Company’s senior leadership team to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. This collaboration work includes activities in support of the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and to report such threats and incidents to the Audit Committee and others when appropriate.

The Global Vice President of Information Technology earned a Bachelor of Science Degree in Management Information Systems from Western Connecticut State University and has served in various roles in information technology and information security for over 30 years, including serving in leadership roles of two large public companies. The Director of Cyber Security earned a Bachelor’s Degree in Information Systems from Western New England University and has extensive cybersecurity leadership experience, including expertise in threat data analytics, digital forensics, and data recovery. Prior to joining the Company, the Director of Cyber Security formed and served as CEO of a successful incident response and cybersecurity consulting firm.

Impacts of Cybersecurity Threats

To date, there have been no cyber security threats or incidents that have materially impacted our operations or financial condition. However, as a result of risks from cybersecurity threats, including as a result of previous cybersecurity incidents, we continue to allocate substantial resources to sustain and enhance our cyber security capabilities, which allocation of resources has in turn materially affected our business strategy and processes. Despite these investments, we cannot be certain that the protective measures and processes implemented will be successful or adequate to counter all current and emerging risks and threats. A significant cybersecurity incident involving our systems and data, or those of our customers, business partners or vendors, could have a materially adverse effect on our business strategy, results of operations and financial condition.

Item 2.	PROPERTIES

The following is a summary of our offices and locations:

		Square	Lease Expiration
Location	Business Use	Footage	Dates
Danbury, Connecticut	Corporate Headquarters, Research and Development, Sales, Marketing, Service, Purchasing and Administration	72,000	Company owned
Torrington, Connecticut	Manufacturing and Administrative	167,000	December 2030 (1)
Taufkirchen, Germany	Manufacturing and Administrative	20,000	June 2025
Calgary, Alberta, Canada	Manufacturing, Research and Development	80,000	September 2028
Calgary, Alberta, Canada	Storage	18,627	September 2028
(1)	In November 2015, this lease was extended until December 2030, with the option to extend for three additional five-year periods thereafter.

Item 3.	LEGAL PROCEEDINGS

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

On December 23, 2024, the closing price of our common stock on the Nasdaq Global Market was $11.18 per share. As of December 23, 2024, there were 20 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our Series B Preferred Stock prohibit the payment of dividends on our common stock unless all dividends on the Series B Preferred Stock have been paid in full.

At 5:00 p.m. Eastern Time on November 8, 2024, we effected a 1-for-30 reverse stock split, reducing the number of our common shares outstanding on that date from 611,278,662 shares to approximately 20,375,932 shares. The number of authorized shares of common stock remains unchanged at 1,000,000,000 shares and the number of authorized shares of preferred stock remains unchanged at 250,000 shares. The number of shares of common stock issuable upon settlement of outstanding restricted stock unit, performance stock unit and deferred stock unit awards were reduced proportionately in connection with the reverse stock split. Additionally, the conversion rate of our Series B Preferred Stock (as defined elsewhere herein), the exercise price of all outstanding options, the number of shares of common stock issuable upon the exercise of all outstanding options, and the number of shares reserved for future issuance pursuant to our equity compensation plans and employee stock purchase plan were all adjusted proportionately in connection with the reverse stock split. All share and per share amounts, exercise prices, conversion rates and conversion prices presented herein have been adjusted retroactively to reflect these changes.

FuelCell Preferred Stock

Information concerning the Company’s Series B Preferred Stock is incorporated herein by reference to Note 14. “Redeemable Preferred Stock” of the Notes to the Consolidated Financial Statements.

Performance Graph

The following graph compares the annual change in the Company’s cumulative total stockholder return on its common stock for the five fiscal years ended October 31, 2024 with the cumulative stockholder total return on (i) the Russell 2000 Index, (ii) our fiscal year 2024 peer group consisting of Standard Industry Classification Group Code 3690 companies listed on the Nasdaq Global Market and New York Stock Exchange and a customized 15 company peer group (“2024 Peer Group”), and (iii) our fiscal year 2023 peer group consisting of Standard Industry Classification Group Code 3690 companies listed on the Nasdaq Global Market and New York Stock Exchange and a customized 14 company peer group (“2023 Peer Group”). The peer group was updated for fiscal year 2024 to align with the peer group selected by the Compensation and Leadership Development Committee of the Board for the purposes of benchmarking executive compensation. The 2024 Peer Group is consistent with the peer group expected to be disclosed in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders. It assumes $100.00 invested on October 31, 2019 with dividends reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among FuelCell Energy Inc., the Russell 2000 Index,
2023 Peer Group and 2024 Peer Group

$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
10/19
10/20
10/21
10/22
10/23
10/24
FuelCell Energy Inc.
Russell 2000
2023 Peer Group
2024 Peer Group

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 1, 2024 - August 31, 2024	—	$—	—	—
September 1, 2024 - September 30, 2024	70	14.43	—	—
October 1, 2024 - October 31, 2024	147	9.87	—	—
Total	217	$11.35	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to historical information, this discussion and analysis contains forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Please see the section of this Annual Report entitled “Forward-Looking Statement Disclaimer” for a discussion of the uncertainties, risks and assumptions associated with these statements, as well as the other risks set forth in our filings with the SEC including those set forth under the section entitled “Item 1A Risk Factors” in this Annual Report.

Overview

At FuelCell Energy, our purpose is to enable a world powered by clean energy. We are a global leader in delivering a variety of clean energy solutions to address some of the world’s most critical challenges around energy access, resilience, reliability, affordability, safety and security. Since our inception, FuelCell Energy has been innovating and developing commercial technologies that produce clean electricity, heat, clean hydrogen, and water. We are also proud to be at the forefront of what we believe to be one of the most critical technologies required to achieve the world’s overall emissions objectives: carbon capture. Today, we offer commercial technology that produces clean electricity, heat, clean hydrogen, and water and is also capable of recovering and capturing carbon for utilization and/or sequestration, depending on product configuration and application. We also continue to invest in product development and commercializing technologies that are expected to add new capabilities to our platforms’ abilities to deliver hydrogen and long duration hydrogen-based energy storage through our solid oxide technologies, as well as further enhance our existing platforms’ carbon capture solutions.

We target a range of markets and applications with our products, including utilities and independent power producers, data centers, wastewater treatment, commercial and hospitality, food and beverage, and microgrids, among others. We market our products primarily in the United States, Europe and Korea, and we are also pursuing opportunities in other countries around the world. We target for expansion and development markets and geographic regions that benefit from and value clean distributed generation; are located where there are high energy costs, poor grid reliability, and/or challenged transmission and distribution lines; can leverage the multiple value streams delivered by our platforms (electricity, hydrogen, thermal, water, and carbon recovery); are aligned with regulatory frameworks that harmonize energy, economic and environmental policies; and are committed to reducing their Scope 1 and Scope 2 emissions.

FuelCell Energy, headquartered in Danbury, Connecticut, was founded in 1969 as a New York corporation to provide applied research and development services on a contract basis. We completed our initial public offering in 1992 and reincorporated in Delaware in 1999. We began selling stationary fuel cell power plants commercially in 2003.

Recent Developments

The events described in this “Recent Developments” section relate, in part, to matters discussed in more detail below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and/or in the Notes to the Consolidated Financial Statements.

November 2024 Restructuring

On November 13, 2024, the Company’s Board of Directors approved a global restructuring of its operations in the U.S., Canada and Germany. The restructuring plan is aimed at reducing operating costs and better aligning its workforce with the needs of the Company’s business and its customers. The restructuring plan included a reduction in our workforce of approximately 13% or 75 employees in November 2024 and includes reduced spending for product development, overhead and other costs. This followed a 4% or 17 employee reduction in workforce in September 2024. The restructuring plan also includes the deferment and cancelation of certain previously planned capital and project expenditures. The restructuring plan will not impact the way the Company supports existing customers, and the Company will continue to deliver on replacement fuel cell modules and service and monitoring contracts. For more information about the restructuring, please see Part II, Item 8, Note 4 — Restructuring and Note 22 — Subsequent Events.

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

The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the fiscal year ended October 31, 2024 (“fiscal year 2024”) to the fiscal year ended October 31, 2023 (“fiscal year 2023”). A similar discussion and analysis that compares fiscal year 2023 to the fiscal year ended October 31, 2022 (“fiscal year 2022”) can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the fiscal year ended October 31, 2023.

Comparison of the Years Ended October 31, 2024 and 2023

Revenues and Costs of revenues

Revenues and costs of revenues for the years ended October 31, 2024 and 2023 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2024	2023	$	%
Total revenues	$112,132	$123,394	$(11,262)	(9)%
Total costs of revenues	148,050	133,929	14,121	11%
Gross loss	$(35,918)	$(10,535)	$(25,383)	241%
Gross margin	(32.0)%	(8.5)%

Total revenues for the year ended October 31, 2024 decreased $11.3 million, or 9%, to $112.1 million from $123.4 million for the year ended October 31, 2023. Total costs of revenues for the year ended October 31, 2024 increased by $14.1 million, or 11%, to $148.1 million from $133.9 million for the year ended October 31, 2023. The Company’s gross margin was (32.0)% in fiscal year 2024, as compared to a gross margin of (8.5)% in fiscal year 2023. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Product revenues, cost of product revenues and gross (loss) profit from product revenues for the years ended October 31, 2024 and 2023 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2024	2023	$	%
Product revenues	$25,675	$19,589	$6,086	31%
Cost of product revenues	39,582	12,878	26,704	207%
Gross (loss) profit from product revenues	$(13,907)	$6,711	$(20,618)	(307)%
Product revenues gross margin	(54.2)%	34.3%

Product revenues for the year ended October 31, 2024 were $25.7 million compared to $19.6 million for the year ended October 31, 2023. The increase in product revenues during the year ended October 31, 2024 was primarily driven by $18.0 million of revenue recognized under the Company’s long-term service agreement (“LTSA”) with Gyeonggi Green Energy Co., Ltd. (“GGE”) for the replacement of 6 fuel cell modules for GGE’s 58.8 MW fuel cell power plant platform in Hwasong-si, Korea. The increase also reflects $7.7 million of revenue recognized under the Company’s sales contract with Ameresco, Inc., which was entered into during the second quarter of fiscal year 2024, pursuant to which the Company is to provide a 2.8 MW platform to the Sacramento Sewer District.

Product revenues for the year ended October 31, 2023 relate to the December 2021 Settlement Agreement (the “Settlement Agreement”) with POSCO Energy Co., Ltd. (“POSCO Energy”) and its subsidiary, Korea Fuel Cell Co., Ltd. (“KFC”), which included an option to purchase an additional 14 modules (in addition to the 20 modules that were purchased by KFC during fiscal year 2022). This option included a material right related to an extended warranty obligation for the modules. The option was not exercised by KFC as of the expiration date of December 31, 2022 and, as a result, during the year ended October 31, 2023, the Company recognized $9.1 million of product revenues, which represents the consideration allocated to the material right if the option had been exercised. Product revenues for the fiscal year ended October 31, 2023 also included $10.5 million of revenue that was recognized in October 2023 when certain of the modules previously sold by the Company to KFC were installed by KFC at the power plants operated by Noeul Green Energy Co., Ltd. (“Noeul Green Energy”), the Company entered into a new long-term service agreement to service these power plants (including the modules installed by KFC), and the existing service agreement between KFC and Noeul Green Energy was simultaneously terminated.  Recognition of this revenue was previously constrained due to an obligation of the Company to KFC related to modules previously sold by the Company to KFC. This obligation was relieved in conjunction with the execution of the new long-term service agreement with Noeul Green Energy.

Cost of product revenues increased $26.7 million for the year ended October 31, 2024 to $39.6 million, compared to $12.9 million in the same period in the prior year, primarily due to the higher product sales in fiscal year 2024. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $11.9 million for the year ended October 31, 2024 compared to approximately $12.0 million for the year ended October 31, 2023.

Product revenues for the year ended October 31, 2024 generated a gross loss of $13.9 million compared to a gross profit of $6.7 million for the year ended October 31, 2023. The gross loss for the year ended October 31, 2024 was primarily due to the manufacturing variances discussed above. The gross profit for the year ended October 31, 2023 is a direct result of the product revenues recognized related to the expiration without exercise of KFC’s module purchase option, the release of previously constrained product revenue and the fact that there were no corresponding costs associated with the recognition of these revenues.

For the year ended October 31, 2024, we operated at an annualized production rate of approximately 27.7 MW, which is a decrease from the annualized production rate of 32.7 MW for the year ended October 31, 2023. The reduction in the annualized production rate for fiscal year 2024 is primarily due to moderating our production levels in our Torrington facility as a result of market demand timing.

As of October 31, 2024 and 2023, there was $111.3 million and $0 million, respectively, of product backlog.

Service agreements revenues

Service agreements revenues and associated cost of revenues for the years ended October 31, 2024 and 2023 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2024	2023	$	%
Service agreements revenues	$9,969	$49,084	$(39,115)	(80)%
Cost of service agreements revenues	11,098	44,953	(33,855)	(75)%
Gross (loss) profit from service agreements revenues	$(1,129)	$4,131	$(5,260)	(127)%
Service agreements revenues gross margin	(11.3)%	8.4%

Revenues for the year ended October 31, 2024 from service agreements decreased $39.1 million to $10.0 million from $49.1 million for the year ended October 31, 2023 primarily because fewer module exchanges were performed during the year ended October 31, 2024. During the year ended October 31, 2024, there were 2 new module exchanges – one new module exchange at the plant at Hartford Hospital and one new module exchange at the plant at Bam Berlin. During the year ended October 31, 2023 there were 15 new module exchanges – one new module exchange at the plant at Trinity College, two new module exchanges at the plant in Woodbridge, CT, which originally achieved commercial operations in fiscal year 2017, and 12 new module exchanges at the plants owned by Korea Southern Power Company in South Korea, which achieved commercial operations in fiscal year 2018. The year ended October 31, 2023 also included a reduction in service agreements revenues – specifically, a $2.1 million reduction in the fourth quarter of fiscal year 2023 as a result of higher future cost estimates related to future module exchanges compared to our prior estimates. Because we recognize revenue on service contracts over time using a cost input method in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), we evaluate the cost estimates associated with each service contract periodically and adjust revenue accordingly. In fiscal year 2023, we reviewed our cost estimates relating to our service contracts and identified higher estimated costs than those that were previously estimated. These higher estimated costs in fiscal year 2023 were due to the expectation that supply chain costs would remain high relative to prior years and that our production volumes would remain low, resulting in an increase in expected module costs.

For the year ended October 31, 2024, accrued performance penalties under our service agreements totaled approximately $1.5 million compared to approximately $1.2 million for the year ended October 31, 2023. Accrued performance guarantees represent variable consideration for service contracts and accordingly are recorded as an offset to service agreements revenues.

Cost of service agreements revenues decreased $33.9 million to $11.1 million for the year ended October 31, 2024 from $45.0 million for the year ended October 31, 2023. Cost of service agreements revenues were lower for the year ended October 31, 2024 than for the year ended October 31, 2023 primarily due to the fact that 15 new module exchanges occurred during the year ended October 31, 2023, while there were fewer module exchanges during the year ended October 31, 2024, and also as a result of a net decrease relating to recognition of service agreement loss accrual during fiscal year 2024 of approximately $0.5 million. We record loss accruals for service agreements when the estimated cost of future module exchanges and maintenance and monitoring activities exceeds the remaining unrecognized consideration. Estimates for future costs on service agreements are determined by a number of factors including the estimated remaining life of the module(s), used replacement modules available, and future operating plans for the power platform.

We work to continuously improve and mature our products and implement lessons learned into our product designs and manufacturing process subsequent to introduction. We examine data related to module field performance, identify improvement opportunities and invest in improvement initiatives with respect to our core molten carbonate technology. We have identified improvement opportunities ranging from improved thermal management by reducing internal temperature to improving the performance of our electrical balance of plant and implemented design changes to our commercial platforms which are expected to improve overall product performance. As it relates to our fuel cell modules, these improvements center around delivering more uniform temperature distribution within the cell stack within the modules with the intent of improving output over the life of the modules to achieve the product’s expected design life.

Cost of service agreements revenues for both years includes planned maintenance activities, module exchanges and continued investment in the service fleet in order to improve performance. Cost of service agreements includes maintenance and operating costs and module exchanges.

Overall gross loss from service agreements revenues was $(1.1) million for the year ended October 31, 2024 which decreased from a gross profit of $4.1 million for the year ended October 31, 2023. The overall gross margin was (11.3)% for the year ended October 31, 2024 compared to a gross margin of 8.4% in the comparable prior year period. Gross margin was lower during the year ended October 31, 2024, primarily due to the fact that only 2 new module exchanges were completed during the year, compared to the 15 new module exchanges completed during the year ended October 31, 2023 under service agreements with higher margins.

As of October 31, 2024, service agreements backlog totaled $174.2 million compared to $140.8 million as of October 31, 2023. This backlog is for service agreements of up to 20 years at inception and is expected to generate positive margins and cash flows based on current estimates.

Generation revenues

Generation revenues and related costs for the years ended October 31, 2024 and 2023 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2024	2023	$	%
Generation revenues	$49,975	$37,508	$12,467	33%
Cost of generation revenues	79,861	62,913	16,948	27%
Gross loss from generation revenues	$(29,886)	$(25,405)	$(4,481)	18%
Generation revenues gross margin	(59.8)%	(67.7)%

Revenues from generation for the year ended October 31, 2024 totaled $50.0 million, which represents an increase of $12.5 million from revenue recognized of $37.5 million for the year ended October 31, 2023. The increase reflects revenues of $2.6 million generated by the Toyota project, which became operational during the first quarter of fiscal year 2024, and revenue of $15.6 million generated by the Derby Projects (as defined below), both of which became operational in December 2023, partially offset by lower revenue from other plants due to lower output resulting from routine maintenance activities. Generation revenues for the years ended October 31, 2024 and 2023 reflect revenue from electricity generated under our power purchase agreements (“PPAs”), the sale of renewable energy credits, and additionally, for the year ended October 31, 2024, the sale of hydrogen from the Toyota project.

Cost of generation revenues totaled $79.9 million for the year ended October 31, 2024 compared to $62.9 million for the year ended October 31, 2023. The overall increase in cost of generation revenues is primarily related to the increased size of the installed fleet, with the Toyota project and Derby Projects achieving commercial operations in the first quarter of fiscal year 2024, as well as maintenance activities performed at the Tulare BioMAT and Groton projects during the first quarter of fiscal year 2024. Both periods include expensed construction and gas costs  related to the Toyota project, which were $3.6 million for the year ended October 31, 2024, compared to $22.9 million for the year ended October 31, 2023. The decrease in expensed construction and gas costs for the Toyota project is due to the plant becoming operational in fiscal year 2024.  In the years ended October 31, 2024 and 2023, the Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations, which resulted in a change to mark-to-market accounting. During the year ended October 31, 2024, the Company incurred a mark-to-market net loss of $6.9 million related to natural gas purchase contracts compared to a mark-to-market net gain of $4.1 million for the year ended October 31, 2023.

Cost of generation revenues included depreciation and amortization of approximately $28.2 million and $20.3 million for the years ended October 31, 2024 and 2023, respectively. Cost of generation revenues for the year ended October 31, 2024 also includes an impairment charge of $1.3 million relating to project assets under construction relating to the PPAs for Trinity College and for UConn (as defined elsewhere herein). The units to be installed at Trinity College and UConn are first article units of our SOFC product. In reviewing our project cost estimates for these PPAs during the third quarter of fiscal year 2024, it was determined that the expected project costs for these contracts would exceed the expected cash flows and therefore an impairment charge was required. The impairment charge of $1.3 million represents the unrecoverable costs incurred through October 31, 2024 for the Trinity College and UConn projects. Cost of generation revenues for the year ended October 31, 2023 includes an impairment charge of $2.4 million relating to a project asset for which a PPA was ultimately not awarded.

We currently have four projects with fuel sourcing risk for which there is no pass-through mechanism. The Toyota project requires procurement of renewable natural gas (“RNG”), and our Derby, CT 14.0 MW project, our Derby, CT 2.8 MW project, and our 7.4 MW Yaphank Project (as defined below) require natural gas. A two-year (through May of 2025) fuel supply contract has been executed for the Toyota project. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW projects in Derby, CT. We are currently in the midst of a seven-year fuel supply contract (through September 2028) for our 7.4 MW Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby and Yaphank project assets and further charges for the Toyota project asset.

The overall gross loss from generation revenues was $(29.9) million for the year ended October 31, 2024, which represents an increase in gross loss of $4.5 million, from a gross loss of $(25.4) million for the year ended October 31, 2023. The increase in gross loss from generation revenues is primarily related to the mark-to-market loss of $6.9 million recorded for the year ended October 31, 2024 compared to a mark-to-market net gain of $4.1 million for the year ended October 31, 2023, offset by a decrease in construction and gas costs being expensed related to the Toyota project and higher margins of the operating fleet for the year ended October 31, 2024.

As of October 31, 2024 and 2023, generation backlog totaled $0.8 billion and $0.9 billion, respectively.

Advanced Technologies contracts

Advanced Technologies contract revenues and related costs for the years ended October 31, 2024 and 2023 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2024	2023	$	%
Advanced Technologies contract revenues	$26,513	$17,213	$9,300	54%
Cost of Advanced Technologies contract revenues	17,509	13,185	4,324	33%
Gross profit from Advanced Technologies contracts	$9,004	$4,028	$4,976	124%
Advanced Technologies contract gross margin	34.0%	23.4%

Advanced Technologies contract revenues increased to $26.5 million for the year ended October 31, 2024 compared to $17.2 million for the year ended October 31, 2023. Advanced Technologies contract revenues recognized under the Joint Development Agreement between the Company and ExxonMobil Technology and Engineering Company f/k/a ExxonMobil Research and Engineering Company (“EMTEC”) (which was originally effective as of October 31, 2019) (as amended, the “EMTEC Joint Development Agreement”) were approximately $8.8 million during the year ended October 31, 2024, which was a decrease of $1.7 million compared to the year ended October 31, 2023. Revenues arising from the purchase order received from Esso Nederland B.V. (“Esso”), an affiliate of EMTEC and Exxon Mobil Corporation, related to the Rotterdam project were approximately $10.7 million during the year ended October 31, 2024, which was an increase of $8.7 million compared to the year ended October 31, 2023. Advanced Technologies contract revenues recognized under government and other contracts were approximately $7.1 million for the year ended October 31, 2024, which were $2.3 million higher compared to the year ended October 31, 2023.

Cost of Advanced Technologies contract revenues increased $4.3 million to $17.5 million for the year ended October 31, 2024, compared to $13.2 million for the year ended October 31, 2023. This increase is primarily a result of the higher level of activity and the scope of work performed under the purchase order received from Esso described above, as well as the higher level of activity performed under the EMTEC Joint Development Agreement during the year ended October 31, 2024, compared to the year ended October 31, 2023.

Advanced Technologies contracts for the year ended October 31, 2024 generated a gross profit of $9.0 million compared to a gross profit of $4.0 million for the year ended October 31, 2023. The increased gross profit was primarily due to the higher revenues recognized under government and other contracts during the year ended October 31, 2024, compared to the year ended October 31, 2023.

As of October 31, 2024, Advanced Technologies contract backlog totaled $36.0 million compared to $15.3 million as of October 31, 2024.

Administrative and selling expenses

Administrative and selling expenses were $64.6 million for the year ended October 31, 2024, which increased slightly from $64.5 million for the year ended October 31, 2023.

Research and development expenses

Research and development expenses decreased to $55.4 million for the year ended October 31, 2024 compared to $61.0 million for the year ended October 31, 2023. The decrease is primarily due to a shift in engineering resource allocation toward supporting the increase in the Advanced Technologies activities described above, partially offset by an increase in spending, including spending for labor (including increased headcount) and materials, on the Company’s ongoing commercial development efforts related to our solid oxide power generation and electrolysis platforms and carbon separation and carbon recovery solutions.

Restructuring expense

Restructuring expense of $2.6 million for the year ended October 31, 2024 was a result of the Company’s workforce reductions during the period, which represented approximately 4% of the Company’s global workforce and were intended to reduce costs and align production levels with current levels of demand in a manner that is consistent with the Company’s long-term strategic plan. The workforce was reduced at the North American production facility in Torrington, Connecticut, as well as at corporate offices in Danbury, Connecticut and at remote locations. For more information about the restructuring plan and the related workforce reductions that occurred in September and November 2024, please see Part II, Item 8, Note 4 — Restructuring and Note 22 — Subsequent Events.

Loss from operations

Loss from operations for the year ended October 31, 2024 was $158.5 million compared to $136.1 million for the year ended October 31, 2023. This increase was primarily driven by the higher gross loss in the year ended October 31, 2024 of $35.9 million compared to the gross loss of $10.5 million in the year ended October 31, 2023. The increase in gross loss is a result of higher gross loss from product revenues, service agreement revenues and generation revenues, partially offset by higher gross profit from Advanced Technologies contracts. The gross loss is also offset by lower operating expenses in the year ended October 31, 2024 compared to the year ended October 31, 2023, primarily related to lower research and development expenses, offset by the restructuring expense recorded.

Interest expense

Interest expense for the years ended October 31, 2024 and 2023 was $9.7 million and $7.2 million, respectively. Interest expense for both periods includes interest on the OpCo Financing Facility (as defined elsewhere herein), which was entered into in May 2023, and interest on the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in August 2023. Interest expense for the year ended October 31, 2024 also includes interest on the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in April 2024. Interest expense for the year ended October 31, 2023 also included interest associated with finance obligations for failed sale-leaseback transactions and interest on the loans associated with the Bridgeport Fuel Cell Project which were extinguished in May 2023.

Interest income

Interest income was $13.7 million and $15.8 million for the years ended October 31, 2024 and 2023, respectively. Interest income for the year ended October 31, 2024 represents $8.1 million of interest earned on money market investments and $5.6 million of interest earned on U.S. Treasury Securities. Interest income for the year ended October 31, 2023 represents $12.0 million of interest earned on money market investments and $3.8 million of interest earned on U.S. Treasury Securities. The decrease in interest income during the year ended October 31, 2024 was primarily driven by lower interest earned on money market investments relating to less unrestricted cash invested during the year ended October 31, 2024 as compared to the year ended October 31, 2023.

Gain on extinguishment of finance obligations and debt, net

The gain on extinguishment of finance obligations and debt, net was $15.3 million for the year ended October 31, 2023 and represents the gain on the payoff of the PNC Energy Capital, LLC (“PNC”) finance obligations (which occurred in May 2023), offset by the write-off of debt issuance costs upon the repayment of the loans associated with the Bridgeport Fuel Cell Project and the extinguishment of the PNC sale-leaseback transactions. There was no gain on extinguishment of finance obligations and debt, net for the year ended October 31, 2024.

Other (expense) income, net

Other (expense) income, net was ($2.3) million and $4.7 million for the years ended October 31, 2024 and 2023, respectively. Other expense, net for the year ended October 31, 2024 primarily relates to a loss on the OpCo Financing Facility interest rate swap derivative of $3.1 million offset by a gain of $1.0 million relating to refundable research and development tax credits. Other income, net for the year ended October 31, 2023 reflects a gain on the OpCo Financing Facility derivative contract of $3.3 million and $1.9 million of refundable research and development tax credits.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. Provision for income tax recorded for the years ended

October 31, 2024 and 2023 was $25 thousand and $0.6 million, respectively. The provision for income tax recorded for the year ended October 31, 2023 reflects the realization of withholding taxes on customer deposits.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of our tax equity financings with Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”), East West Bancorp, Inc. (“East West Bank”) and Renewable Energy Investors, LLC (“REI”).

For the years ended October 31, 2024 and 2023, net income attributable to noncontrolling interest totaled $0.9 million and $2.0 million, respectively, for the LIPA Yaphank project tax equity financing transaction with REI.

For the years ended October 31, 2024 and 2023, net loss attributable to noncontrolling interest totaled $(3.5) million and ($2.5) million for the Groton Project tax equity financing transaction with East West Bank.

For the year ended October 31, 2024, net loss attributable to noncontrolling interest totaled $(28.3) million for the Derby Projects tax equity financing transaction with Franklin Park. The loss is primarily driven by the Investment Tax Credit (“ITC”) attributable to the noncontrolling interest for the 2023 tax year. The ITC reduces the noncontrolling interest’s claim on hypothetical liquidation proceeds in the HLBV waterfall and is nonrecurring. The loss is also a result of accelerated depreciation allocated to the noncontrolling interest under the HLBV method. The above noted items resulted in a reduction in liquidation proceeds which drove the loss in the year ended October 31, 2024. There was no comparable net loss for the year ended October 31, 2023, as the Derby Projects began operations in the first quarter of fiscal year 2024.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”)  were $3.2 million for each of the years ended October 31, 2024 and 2023.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the years ended October 31, 2024 and 2023, net loss attributable to common stockholders was $129.2 million and $110.8 million, respectively, and loss per common share was $7.83 and $7.92, respectively. The increase in the net loss attributable to common stockholders for the year ended October 31, 2024 is primarily due to the lack of gain on extinguishment of finance obligations and debt, net during the year ended October 31, 2024 (compared to the gain in the year ended October 31, 2023) and the increase in loss from operations during the year ended October 31, 2024, partially offset by the increased net loss attributable to noncontrolling interests for the year ended October 31, 2024 compared to the year ended October 31, 2023. The net loss per common share for the year ended October 31, 2024 benefited from the higher number of weighted average shares outstanding due to share issuances since October 31, 2023.

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

As of October 31, 2024, unrestricted cash and cash equivalents totaled $148.1 million compared to $250.0 million as of October 31, 2023. During the years ended October 31, 2024 and 2023, the Company invested in United States (U.S.) Treasury Securities. The amortized cost of the U.S. Treasury Securities outstanding totaled $109.1 million as of October 31, 2024, compared to $103.8 million as of October 31, 2023 and is classified as Investments – short-term on the

Consolidated Balance Sheets. The outstanding U.S. Treasury Securities as of October 31, 2024 matured between November 5, 2024 and November 29, 2024.

On April 10, 2024, the Company entered into Amendment No. 1 (the “Amendment”) to the Open Market Sale Agreement, dated July 12, 2022 (the “2022 Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) (the 2022 Sales Agreement as amended by the Amendment, the “Amended Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment).  Between April 10, 2024 (the date of the Amended Sales Agreement) and October 31, 2024, approximately 5.3 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $17.93 per share, resulting in gross proceeds of approximately $95.1 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $92.6 million after deducting sales commissions totaling approximately $1.9 million and fees totaling approximately $0.6 million. In the fourth quarter of fiscal year 2024, approximately 1.9 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $11.23 per share, resulting in gross proceeds of approximately $21.5 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $20.8 million after deducting sales commissions totaling approximately $0.4 million and fees totaling approximately $0.2 million. As of October 31, 2024, approximately $204.9 million of shares remained available for sale under the Amended Sales Agreement. On December 27, 2024, the Company entered into Amendment No. 2 to the Amended Sales Agreement, which removes certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. See Note 13. “Stockholders’ Equity and Warrant Liabilities” to our Consolidated Financial Statements for additional information regarding the 2022 Sales Agreement and the Amended Sales Agreement.

During the fourth quarter of fiscal year 2024, the Company closed on a project debt financing transaction with the Export-Import Bank of the United States (“EXIM”) to support the Company’s obligations under the LTSA with GGE, pursuant to which the Company is to supply GGE with forty-two 1.4-MW upgraded carbonate fuel cell modules to replace existing units at GGE’s Hwaseong Baran Industrial Complex. In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in net proceeds of approximately $9.2 million. See Note 12. “Debt” for additional information regarding the EXIM financing facility.

During the second quarter of fiscal year 2024, the Company (through one of its indirect subsidiaries) entered into three related term loan facilities (which are referred to herein as the “Derby Senior Back Leverage Loan Facility” and the “Derby Subordinated Back Leverage Loan Facility”), resulting in net proceeds of $12.8 million. See Note 12. “Debt” for additional information regarding the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility.

During the fourth quarter of fiscal year 2023, the Company closed on a tax equity financing transaction with Franklin Park, a subsidiary of Franklin Park Infrastructure, LLC, for two fuel cell power plant installations -- the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”). Franklin Park’s tax equity commitment with respect to the Derby Projects totaled $30.2 million. Of this amount, approximately $9.1 million was received on October 31, 2023 and the remaining approximately $21.1 million was received during the year ended October 31, 2024. In connection with the initial closing of this tax equity financing transaction in fiscal year 2023, the Company paid closing costs of approximately $1.8 million, which included appraisal fees, title insurance expenses and legal and consulting fees.

During the first quarter of fiscal year 2024, the Company completed its technical improvement plan to bring the Groton Project (defined elsewhere herein) to its rated capacity and the Groton Project reached its design rated output of 7.4 MW. The Company achieved all conditions precedent required for the first annual funding from East West Bank under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the year ended October 31, 2024 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

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

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for fiscal year 2025 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction and manufacturing expansion, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its solid oxide, hydrogen and carbon capture platforms, (viii) implement capacity expansion for solid oxide product manufacturing, (ix) implement the product cost reductions necessary to achieve profitable operations, (x) manage working capital and the Company’s unrestricted cash balance and (xi) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such arrangements to construct and deploy our projects to facilitate the growth of our business. The Company has invested capital raised from sales of its common stock to build out its project portfolio.  The Company has also utilized and expects to continue to utilize a combination of long-term debt and tax equity financing (e.g., sale-leaseback transactions, partnership flip transactions and the monetization and/or transfer of eligible investment and production tax credits) to finance its project asset portfolio as these projects commence commercial operations, particularly in light of the passage of the Inflation Reduction Act in August 2022. The Company may also seek to undertake private placements of debt securities to finance its project asset portfolio. The Company is also pursuing financing to support its commercial efforts, which include deployment of modules to the repowering opportunities in the Korean market including the GGE project (as defined elsewhere herein). The proceeds of any such financing, if obtained, may allow the Company to reinvest capital back into the business and to fund other projects. We also expect to seek additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to further reduce or slow planned spending, further reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

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

We believe retaining ownership of our generation operating portfolio generally contributes to higher long-term cash flows to the Company than if these projects had been sold. Our generation operating portfolio totaled 62.8 MW as of October 31, 2024. We expect generation revenue to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company actively markets its products in order to grow this portfolio; however, the Company may also sell certain projects to investors from time to time. As of October 31, 2024, the Company had two projects representing an additional 1.3 MW in development, which projects are expected to generate operating cash flows in future periods, if completed. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of October 31, 2024, net debt outstanding related to project assets was $116.5 million. Future required payments, inclusive of principal and interest, totaled $139.8 million as of October 31, 2024. The outstanding finance obligations under our sale-leaseback transactions, which totaled $18.8 million as of October 31, 2024, include an embedded gain of $10.5 million representing the current carrying value of finance obligations less future required payments, which will be recognized at the end of the applicable lease terms should the Company repurchase the assets at the end of the term.

Generation Operating Portfolio

Our generation operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation operating portfolio as of October 31, 2024:

Project Name	Location	Power Off - Taker	Rated Capacity (MW) (1)		Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4		Q2 ‘12	15
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4		Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6		Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4		Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9		Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8		Q1 '20	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4		Q3 '21	20
LIPA Yaphank Project	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4		Q1 '22	20
Groton Project	Groton, CT	CMEEC (CT Electric Co-op)	7.4	(2)	Q1 '23	20
Toyota	Long Beach, CA	Southern California Edison; Toyota	2.3		Q1 '24	20
Derby - CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.0		Q1 '24	20
SCEF - Derby	Derby, CT	Eversource/United Illuminating (CT Utilities)	2.8		Q1 '24	20
		Total MW Operating:	62.8

(1)	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations, except with respect to the Groton Project.
(2)	The Groton Project was previously operating (including as of the date of initiation of commercial operations) at a reduced output of approximately 6.0 MW. During the first quarter of fiscal year 2024, the Groton Project reached its design rated output of 7.4 MW.

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

Fuel cell stacks for our solid oxide platform are manufactured at our manufacturing and research and development facility in Calgary, Alberta, Canada, and the Trinity and UConn projects will be fully assembled and integrated at our facilities in Connecticut.

In November 2024, we announced a global restructuring of our operations in the U.S., Canada, and Germany that aims to reduce operating costs, realign resources toward advancing the Company’s core technologies, and protect the Company’s competitive position amid slower-than-expected-investments in clean energy. This restructuring plan also includes the deferment and cancelation of certain previously planned capital and project expenditures. As a result of the restructuring plan and the slowdown in the adoption of clean energy technology for the production of zero-carbon hydrogen and other energy transition solutions, we have deferred the spending required to complete the Trinity and UConn projects. This decision allows us to make further enhancements to stack life as well as other platform improvements. We do not currently have estimated completion dates for these projects. The Company is currently in discussions with these customers regarding changes to the previously scheduled installation dates. There can be no assurance that schedule changes can be mutually agreed upon with these customers, which may result in termination of these projects. For more information about our restructuring plan, please see Part II, Item 8, Note 4 — Restructuring and Note 22 — Subsequent Events.

Backlog

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $174.2 million as of October 31, 2024, compared to $140.8 million as of October 31, 2023. Service agreements backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements. During the year ended October 31, 2024, the Company entered into a LTSA with GGE with respect to GGE’s 58.8 MW fuel cell power platform in Hwaseong-si, Korea (the “GGE Platform”). The contract value totaled approximately $159.6 million, of which approximately $33.6 million is allocated to service and will be recognized as revenue as the Company performs service at the GGE Platform over the term of the LTSA with GGE.
●	Generation backlog totaled $841.4 million and $872.1 million as of October 31, 2024 and October 31, 2023, respectively. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs.

●	Product backlog totaled $111.3 as of October 31, 2024, compared to $0 million as of October 31, 2023. Product backlog increased during the year ended October 31, 2024 primarily as a result of the LTSA with GGE which added $126.0 million. Product backlog will be recognized as revenue over time as the Company completes commissioning of the replacement modules. Commissioning of the first six 1.4-MW replacement fuel cell modules was completed during the fourth quarter of fiscal year 2024 and as a result, the Company recognized $18.0 million of product revenue. An additional 30 1.4-MW replacement fuel cell modules are expected to be commissioned throughout the course of calendar year 2025, and the remaining six 1.4-MW replacement fuel cell modules are expected to be commissioned in the first half of calendar year 2026.
●	Advanced Technologies contract backlog totaled $36.0 million as of October 31, 2024, compared to $15.3 million as of October 31, 2023. Advanced Technologies contract backlog represents remaining revenue under our Joint Development Agreement with EMTEC, revenue from a purchase order originally valued at $11.6 million from Esso, an affiliate of Exxon Mobil Corporation and EMTEC, and remaining revenue under our government projects.

Overall, backlog increased by approximately 13.1% to $1.16 billion as of October 31, 2024, compared to $1.03 billion as of October 31, 2023, primarily as a result of the LTSA with GGE with respect to the GGE Platform. The GGE Platform is comprised of 21 SureSource 3000 molten carbonate fuel cells (each a “Plant”). Each Plant is comprised of two 1.4-MW carbonate fuel cell modules. Pursuant to the LTSA with GGE, GGE and the Company have agreed that (i) GGE will purchase from the Company 42 1.4-MW carbonate fuel cell modules to replace existing fuel cell modules at the GGE Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the GGE Platform. The total amount payable by GGE under the LTSA for the 42 replacement fuel cell modules, balance of plant replacement components, and service is $159.6 million, with payments to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the LTSA for such Plants commence. This amount was recorded as backlog concurrent with the execution of the LTSA with GGE on May 28, 2024, but such amount has been reduced by $19.9 million of revenue recognized as product and service revenues under the LTSA since May 28, 2024.

Backlog also increased due to the new Advanced Technologies contract backlog as a result of the purchase order received from Esso during the first quarter of fiscal year 2024 and additional Advanced Technologies contract backlog related to Amendment No. 5 to the Joint Development Agreement between the Company and EMTEC entered into in April 2024, partially offset by revenue recognition under product, generation, service and Advanced Technologies agreements since October 31, 2023.

Backlog represents definitive agreements executed by the Company and our customers. Projects for which we have an executed PPA are included in generation backlog, which represents future revenue under long-term PPAs. The Company’s ability to recognize revenue in the future under a PPA is subject to the Company’s completion of construction of the project covered by such PPA. Should the Company not complete the construction of the project covered by a PPA, it will forgo future revenues with respect to the project and may incur penalties and/or impairment charges related to the project. Projects sold to customers (and not retained by the Company) are included in product sales and service agreements backlog, and the related generation backlog is removed upon sale. Together, the service and generation portion of backlog had a weighted average term of approximately 16 years as of October 31, 2024, with weighting based on the dollar amount of backlog and utility service contracts of up to 20 years in duration at inception.

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2025 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of October 31, 2024, unrestricted cash and cash equivalents totaled $148.1 million and short-term investments in U.S. Treasury Securities totaled $109.1 million. Such securities matured between November 5, 2024 and November 29, 2024.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes.
●	We manage production rate based on expected demand and project schedules. Changes to production rate take time to implement. We operated at an annualized production rate of 27.7 MW for the fiscal year ended October 31, 2024, compared to an annualized production rate of approximately 32.7 MW for the fiscal year ended October 31, 2023. This reduction in annualized production rate is primarily due to moderating our production levels in our Torrington facility as a result of market demand timing.

●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of October 31, 2024 and 2023 was $76.9 million ($28.3 million of which is classified as “Other assets”) and $45.9 million ($25.8 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.
●	The amount of total inventory as of October 31, 2024 and 2023 was $116.4 million ($2.7 million is classified as long-term inventory) and $91.8 million ($7.3 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $80.5 million and $55.6 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and cash as of any given balance sheet date.
●	The amount of total project assets as of October 31, 2024 and 2023 was $242.1 million and $258.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of October 31, 2024 consisted of $242.0 million of completed, operating installations and $0.2 million of projects in development. As of October 31, 2024, we had 62.8 MW of operating project assets that generated $50.0 million of revenue for the year ended October 31, 2024.
●	As of October 31, 2024, the Company had 1.3 MW of projects under development and construction that were previously expected to be completed by the end of calendar year 2026. We previously estimated the remaining investment to build out this portfolio of project assets to be approximately $25.0 million through 2026. As a result of our restructuring plan, we have deferred spending required to complete the build out of these projects and, as a result, do not currently have estimated completion dates for such projects. The Company is currently in discussions with these customers regarding changes to the previously scheduled installation dates. There can be no assurance that schedule changes can be mutually agreed upon with these customers, which may result in termination of these projects. For more information about our restructuring plan and the workforce reductions in September and November 2024, please see Part II, Item 8, Note 4 — Restructuring and Note 22 — Subsequent Events.

Beyond the projects under development and construction, the Company estimates investments in long-term project assets to be in the range of $3.0 million to $6.0 million in fiscal year 2025.

●	Certain of our PPAs for project assets in our generation operating portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the twenty-year PPA for our LIPA Yaphank Project (through September of 2028), six years of the twenty-year PPA for our 14.0 MW and 2.8 MW Derby projects (through October of 2029), and the initial two years of the twenty-year hydrogen power purchase agreement for our Toyota project (through May of 2025); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, the Company may incur impairment charges.
●	Expenditures for property, plant and equipment are expected to range between $20.0 million and $25.0 million for fiscal year 2025. These amounts are in addition to the capital expenditures and commitments made by the Company in fiscal year 2024 to upgrade our manufacturing facilities, including payments for certain equipment necessary for the expansion of solid oxide manufacturing capacity at our Calgary facility. We are also increasing the carbonate capabilities in our Torrington facility for expected growth in carbon capture and recovery including completion of the carbon recovery demonstration plant.

During the year ended October 31, 2024, cash payments for capital expenditures totaled approximately $47.7 million.

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

The Company continues to invest in capability with the goal of reducing production bottlenecks and driving productivity, including investments in automation, laser welding, and the construction of additional integrated conditioning capacity. The Company also constructed a SureSource 1500 in Torrington during fiscal year 2022, which operates as a testing facility for qualifying new supplier components and performance testing and validation of continued platform innovations, including carbon recovery. During fiscal years 2023 and 2024, the Company made investments to add engineered carbon separation capability to the onsite SureSource 1500. This addition is expected to be completed in the first half of calendar year 2025. This product enhancement will allow potential customers to observe the operating plant and, given the targeted market of food and beverage companies, will allow for the sampling and testing of separated CO2 to verify quantity, quality or purity requirements. In addition, the Company recently began manufacturing carbonate modules optimized for direct flue gas carbon capture at the Torrington facility.

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

During the fiscal years ended October 31, 2024 and 2023, Versa Power Systems Ltd. (“Versa Ltd.”), a subsidiary of FuelCell Energy, entered into lease expansions, extensions and amending agreements which expanded the space leased by Versa Ltd. in Calgary, Alberta, Canada to include an additional approximately 68,000 square feet, for a total of approximately 100,000 square feet of space. The Company took possession of part of the additional space on April 1, 2023 and took possession of the rest of the additional space on June 1, 2023 after certain leasehold improvements were made to support increased manufacturing. In addition, long-lead process equipment has been ordered to facilitate the expansion of manufacturing capacity for the solid oxide platforms in Calgary. Upon the completion of the Calgary capacity expansion, we believe that the total annualized solid oxide electrolysis cell (“SOEC”) manufacturing capacity could potentially be increased to up to 80 MW per year. However, in November 2024, we announced a global restructuring of our operations in the U.S., Canada, and Germany that aims to reduce operating costs, realign resources toward advancing the Company’s core technologies, and protect the Company’s competitive position amid slower-than-expected-investments in clean energy. This restructuring plan also includes the deferment and cancelation of certain previously planned capital and project expenditures. As a result of this restructuring plan, we have deferred the capital spending required to complete the Calgary expansion and do not currently have an estimated completion date for this project.  For more information about our restructuring plan, please see Part II, Item 8, Note 4 — Restructuring and Note 22 — Subsequent Events.

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

●	Company-funded research and development expenses are expected to be in the range between $40.0 million and $45.0 million for fiscal year 2025. During the year ended October 31, 2024, we incurred a total of $55.4 million of Company-funded research and development expenses as we continued to focus on accelerating the commercialization of our distributed power generation, distributed hydrogen generation and carbon capture solutions. The Company continues to advance its solid oxide technology platform in collaboration with Idaho National Laboratories on the high-efficiency electrolysis system demonstration. This demonstration program is being undertaken in conjunction with the U.S. Department of Energy and is intended as a steppingstone for a system level field demonstration of the Company’s high efficiency solid oxide technology platform. The Company continues to advance the development of its solid oxide technology platforms to support growing applications in the distributed power and hydrogen generation market segments. Finally, the Company will continue investing in product enhancements of our carbonate platform including advancing commercial demonstrations of carbon capture and carbon recovery platforms.

●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of October 31, 2024, we had pledged approximately $60.8 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.
●	The Company’s ability to continue to implement cost saving measures if sales activities do not occur when expected. As previously disclosed, the Company made certain downward adjustments to expected spending for fiscal year 2024 as a result of the pace of market development and due to the need to continue focusing on optimizing and improving the Company’s solid oxide technology, including its stack life, performance and efficiency. The Company expects to continue to limit spending in fiscal year 2025. In November 2024, we announced a global restructuring of our operations in the U.S., Canada, and Germany that aims to reduce operating costs, realign resources toward advancing the Company’s core technologies, and protect the Company’s competitive position amid slower-than-expected-investments in clean energy. This restructuring plan also includes the deferment and cancelation of certain previously planned capital and project expenditures. For more information about our restructuring plan and workforce reductions in September and November 2024, please see Part II, Item 8, Note 4 — Restructuring and Note 22 — Subsequent Events.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the years ended October 31, 2024 and 2023, depreciation and amortization totaled $36.2 million and $25.4 million, respectively (of these totals, approximately $28.2 million and $20.3 million for the years ended October 31, 2024 and 2023, respectively, relate to depreciation of project assets in our generation operating portfolio and amortization of a generation intangible asset).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $208.9 million as of October 31, 2024 compared to $299.6 million as of October 31, 2023. As of October 31, 2024, unrestricted cash and cash equivalents was $148.1 million compared to $250.0 million of unrestricted cash and cash equivalents as of October 31, 2023. As of October 31, 2024, restricted cash and cash equivalents was $60.8 million, of which $12.2 million was classified as current and $48.6 million was classified as non-current, compared to $49.6 million of restricted cash and cash equivalents as of October 31, 2023, of which $5.2 million was classified as current and $44.5 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Year Ended October 31,
(dollars in thousands)	2024	2023	2022
Consolidated Cash Flow Data:
Net cash used in operating activities	$(152,906)	$(140,250)	$(112,167)
Net cash used in investing activities	(60,049)	(192,365)	(46,651)
Net cash provided by financing activities	122,151	151,067	180,583
Effects on cash from changes in foreign currency rates	111	80	(933)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(90,693)	$(181,468)	$20,832

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $152.9 million during fiscal year 2024, compared to net cash used in operating activities of $140.3 million in fiscal year 2023 and net cash used in operating activities of $112.2 million in fiscal year 2022.

Net cash used in operating activities during fiscal year 2024 was primarily a result of the net loss of $156.8 million, increases in inventories of $29.2 million, unbilled receivables of $23.0 million, accounts receivable of $7.9 million and other assets of $5.4 million and a decrease in accounts payable of $1.0 million, partially offset by increases in accrued liabilities of $4.7 million and accounts payable of $4.1 million and non-cash adjustments of $63.0 million.

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

Investing Activities – Net cash used in investing activities was $60.0 million during fiscal year 2024, compared to $192.4 million in fiscal year 2023 and $46.7 million in fiscal year 2022.

Net cash used in investing activities during fiscal year 2024 included $835.7 million for the purchase of U.S. Treasury Securities, $47.7 million of capital expenditures and $11.8 million of project asset expenditures, partially offset by funds received from the maturity of U.S. Treasury Securities of $835.2 million.

Net cash used in investing activities during fiscal year 2023 included $299.1 million for the purchase of U.S. Treasury Securities, $53.0 million of project asset expenditures and $39.4 million of capital expenditures, partially offset by funds received from the maturity of U.S. Treasury Securities of $199.1 million.

Net cash used in investing activities during fiscal year 2022 included $25.6 million of project asset expenditures and $21.1 million of capital expenditures.

Financing Activities – Net cash provided by financing activities was $122.2 million during fiscal year 2024, compared to $151.1 million in fiscal year 2023 and $180.6 million in fiscal year 2022.

Net cash provided by financing activities during fiscal year 2024 resulted from $23.1 million of proceeds from debt financings, $92.6 million of net proceeds from sales of common stock and $25.1 million of contributions received from the sale of a noncontrolling interest, offset by debt repayments of $11.7 million, payments of debt issuance costs of $1.2 million, payments for taxes related to net share settlement of equity awards of $1.1 million, payment of $3.2 million in preferred dividends to the holders of our Series B Preferred Stock and distribution to noncontrolling interests of $1.6 million.

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

Net cash provided by financing activities during fiscal year 2022 resulted from $183.6 million of net proceeds from sales of common stock and $11.9 million of net contributions received from the sale of a noncontrolling interest in the LIPA Yaphank Project, partially offset by debt repayments of $9.5 million, payment for taxes related to net share settlement of equity awards of $1.9 million, payment of $3.2 million of preferred dividends to the holders of our Series B Preferred Stock and distribution to noncontrolling interests of $0.3 million.

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

Commitments and Significant Contractual Obligations

The following table provides a summary of our significant future commitments and contractual obligations as of October 31, 2024 and the related payments by fiscal year:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$90,826	$62,415	$12,602	$2,818	$12,991
Term loans (principal and interest)	150,359	18,772	33,624	30,633	67,330
Operating lease commitments (2)	18,234	1,361	2,781	2,169	11,923
Sale-leaseback finance obligations (3)	8,264	1,480	2,740	2,759	1,285
Natural gas and biomethane gas supply contracts (4)	50,571	17,689	17,682	15,200	-
Series B Preferred dividends payable (5)	-	-	-	-	-
Totals	$318,254	$101,717	$69,429	$53,579	$93,529
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and Crestmark Equipment Finance (“Crestmark”). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract for the Company’s LIPA Yaphank project with an estimated annual cost per year of $2.0 million, under which service began on December 7, 2021. During fiscal year 2023, the Company entered into a 2-year Biomethane gas contract for the Company’s Toyota project, under which service began on May 1, 2023. Also, during fiscal year 2023, the Company entered into (a) a 6-year natural gas contract for the Company’s 14.0 MW Derby project, under which service began on June 1, 2023, and (b) a 6-year natural gas contract for the Company’s 2.8 MW SCEF Derby project, under which service began in November 2023. The costs of the contracts are expected to be offset by generation revenues.

(5)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($50,760 per share as of October 31, 2024) for 20 trading days during any consecutive 30 trading day period.

Outstanding Loans as of October 31, 2024

A discussion of the key terms and conditions of the loans outstanding as of October 31, 2024 is included in Note 12. “Debt” to the consolidated financial statements and is incorporated by reference herein. The information included under the headings “EXIM Financing,” “OpCo Financing Facility,” “Derby Back Leverage Financing,” “Groton Back Leverage Financing,” “State of Connecticut Loan,” and “Finance obligations for sale-leaseback agreements” in Note 12. “Debt” to the consolidated financial statements is incorporated herein by reference.

Restricted Cash

As of October 31, 2024, we have pledged approximately $60.8 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of October 31, 2024, outstanding letters of credit totaled $14.2 million. These expire on various dates through October 2029. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of October 31, 2024 also included $2.9 million primarily to support obligations under the power purchase and service agreements related to Crestmark sale-leaseback transactions, $12.9 million relating to future obligations associated with the Groton Senior Back Leverage Loan Facility, the Derby Senior Back Leverage Loan Facility, the Groton Subordinated Back Leverage Loan Facility, and the Derby Subordinated Back Leverage Loan Facility, and $24.7 million relating to future obligations associated with the OpCo Financing Facility. Refer to Note 12. “Debt” to our Consolidated Financial Statements for the year ended October 31, 2024 included in this Annual Report on Form 10-K for a more detailed discussion of the Company’s restricted cash balance.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power or other value streams delivered such as hydrogen, steam, water, and/or carbon from the Company’s fuel cell power platforms at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power platforms. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of October 31, 2024, our generation operating portfolio was 62.8 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred under the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of

October 31, 2024, Advanced Technologies contract backlog totaled $36.0 million, of which $27.3 million is non-U.S. Government-funded and $8.7 million is U.S. Government-funded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations which are not classified as debt. We do not guarantee any third-party debt. See Note 20. “Commitments and Contingencies” to our consolidated financial statements for the year ended October 31, 2024 included in this Annual Report on Form 10-K for further information.

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

The Company completed its annual impairment analysis of goodwill and in-process research and development assets as of July 31, 2024. The Company performed a qualitative assessment for fiscal year 2024 and determined that it was more likely than not that there was no impairment of goodwill or the in-process research and development assets.

Impairment of Long-Lived Assets (including Project Assets)

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group which pertains to specific projects may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, we compare the carrying amount of an asset group to future undiscounted net cash flows, excluding debt service costs, expected to be generated by the asset group and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the years ended October 31, 2024, 2023 and 2022, the Company recorded certain project asset impairment charges.

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

See Note 3. “Tax Equity Financings and Investment Tax Credit Sale” for additional information regarding the tax equity financing transactions with Franklin Park, East West Bank and REI.

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

The Company records loss accruals for service agreements when the estimated cost of future module exchanges and maintenance and monitoring activities exceeds the remaining unrecognized contract value. Estimates for future costs on service agreements are determined by a number of factors, including the estimated remaining life of the module(s), used replacement modules available, and future operating plans for the power platform. Our estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of October 31, 2024 and 2023, our loss accruals on service agreements totaled $9.0 million and $9.5 million, respectively.

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

In November 2024, the FASB issued new guidance which requires enhanced disclosure of specified categories of expenses included in certain expense captions presented on the face of the income statement. This guidance will be effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The Company is currently evaluating the new guidance to determine its adoption approach and the impact on the presentation and disclosures of its consolidated statement of operations and comprehensive loss. The Company anticipates its processes will be enhanced to address the disaggregation and disclosure requirements, though it does not expect adoption to impact its overall results from operations.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure Risk

We have invested in U.S. Treasury Securities with maturities of less than three months.  We expect to hold these investments until maturity and accordingly, these investments are carried at amortized cost and not subject to mark-to-market accounting. As of October 31, 2024, our U.S. Treasury Securities had a carrying value of $109.1 million, which approximated fair value. These U.S. Treasury Securities matured between November 5, 2024 and November 29, 2024, and had a weighted average yield to maturity of 4.78% as of October 31, 2024.

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of October 31, 2024, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of October 31, 2024, approximately 1% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and Korean Won) and we have no plans of repatriation. We make purchases from certain vendors and receive payment from certain customers in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 16, 2019, an interest rate swap agreement was entered into with Fifth Third Bank in connection with the May 2019 Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third Bank as co-lead arranger and interest rate swap hedger (the “BFC Credit Agreement”) for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction resulted in a fixed rate of 5.09%. The interest rate swap was adjusted to fair value on a quarterly basis. The estimated fair value was based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involved comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which was equivalent to the outstanding principal amount of the loan. On August 1, 2022, the Company entered into an amendment to its interest rate swap agreement that replaced LIBOR with Term Secured Overnight Financing Rate (“SOFR”) effective as of June 2023. The fair value adjustment for the year ended October 31, 2023 resulted in a $0.1 million loss. This interest rate swap agreement was terminated during fiscal year 2023 in connection with the payoff of the senior and subordinated indebtedness of the Company to Liberty Bank, Fifth Third Bank and Connecticut Green Bank related to the Bridgeport Fuel Cell Project.

On May 19, 2023, in connection with the closing of the OpCo Financing Facility, the Company entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly with the resulting gains/losses recorded to other income/expense. The fair value adjustments for the years ended October 31, 2024 and 2023 resulted in a loss of $3.1 million and a gain of $3.3 million, respectively.

Project Fuel Price Exposure Risk

Certain of our PPAs for project assets in our generation operating portfolio and, at times, project assets under construction expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through September of 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October of 2029), and the initial two years of the twenty year hydrogen power purchase agreement for our Toyota project (through May of 2025); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.

We currently have four projects with fuel sourcing risk for which there is no pass-through mechanism. The Toyota project requires procurement of RNG, and our Derby, CT 14.0 MW project, our Derby, CT 2.8 MW project, and our 7.4 MW project in Yaphank Long Island (the “Yaphank Project”) require natural gas. A two-year (through May of 2025) fuel supply contract has been executed for the Toyota project. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year fuel supply contract (through September 2028) for our 7.4 MW Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow.  If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the Yaphank Project assets and further charges for the Toyota project asset.

Historically, this risk has not been material to our financial statements as our operating projects prior to October 31, 2024 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price fuel physical contracts. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, the Company performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A $1/Metric Million British Thermal Unit (“MMBTu”) increase in market pricing compared to our underlying project models would result in a cost impact of approximately $26,000 to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis. We have also conducted a sensitivity analysis on the impact of RNG pricing and a $10/MMBTu increase in market pricing compared to our underlying project models would result in an impact of approximately $2.0 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fiscal year ended October 31, 2023 for one contract and during the second quarter of fiscal year 2024 for other contracts, and recorded a mark-to-market derivative net loss during the year ended October 31, 2024 of $6.9 million, and a mark-to-market derivative gain during the year ended October 31, 2023 of $4.1 million, as a result of the change to mark-to-market accounting.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FuelCell Energy, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of FuelCell Energy, Inc. and subsidiaries (the Company) as of October 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended October 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimated costs at completion for certain service arrangements

As discussed in Note 1 to the consolidated financial statements, the Company’s service agreements represent a single performance obligation whereby the Company performs all required maintenance and monitoring functions, including replacement of modules, to ensure the power platforms under the service agreement generate a minimum power output. The consideration for each service agreement is recognized over time using costs incurred relative to the total estimated costs at completion to measure progress. The Company had service revenue of $10.0 million for the year ended October 31, 2024.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to develop total estimated costs at completion for service agreements. This included a control related to the estimated number of fuel cell modules to be replaced during the term of the agreement and their associated costs. For certain service agreements, we evaluated the estimated number of fuel cell modules to be replaced and their associated costs by:

●	comparing the estimated number of fuel cell modules to be replace to the replacement plan developed and maintained by the Company’s service department
●	comparing the total estimated costs to manufacture fuel cell modules to historical actual costs
●	comparing current period total estimated costs at completion to previous total estimated costs at completion and assessing the cause of certain revisions

●	assessing the number of fuel cell module replacements that are expected to occur during the contract term using the useful life of fuel cell modules

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Philadelphia, Pennsylvania
December 27, 2024

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

October 31, 2024 and 2023

(Amounts in thousands, except share and per share amounts)

	October 31,	October 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$148,133	$249,952
Restricted cash and cash equivalents - short-term	12,161	5,159
Investments - short-term	109,123	103,760
Accounts receivable, net	11,751	3,809
Unbilled receivables	36,851	16,296
Inventories	113,703	84,456
Other current assets	12,736	12,881
Total current assets	444,458	476,313
Restricted cash and cash equivalents - long-term	48,589	44,465
Inventories - long-term	2,743	7,329
Project assets, net	242,131	258,066
Property, plant and equipment, net	130,686	89,668
Operating lease right-of-use assets, net	8,122	8,352
Goodwill	4,075	4,075
Intangible assets, net	14,779	16,076
Other assets	48,541	51,176
Total assets (1)	$944,124	$955,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,924	$10,067
Current portion of operating lease liabilities	807	599
Accounts payable	22,585	26,518
Accrued liabilities	30,362	26,313
Deferred revenue	4,226	2,406
Total current liabilities	73,904	65,903
Long-term deferred revenue	3,010	732
Long-term operating lease liabilities	8,894	8,992
Long-term debt and other liabilities	130,850	119,588
Total liabilities (1)	216,658	195,215
Redeemable Series B preferred stock (liquidation preference of $64,020 as of October 31, 2024 and October 31, 2023)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 1,000,000,000 shares authorized as of October 31, 2024 and October 31, 2023; 20,375,932 and 15,020,872 shares issued and outstanding as of October 31, 2024 and October 31, 2023, respectively	2	2
Additional paid-in capital	2,300,031	2,199,704
Accumulated deficit	(1,641,550)	(1,515,541)
Accumulated other comprehensive loss	(1,561)	(1,672)
Treasury stock, Common, at cost (12,543 and 8,216 shares as of October 31, 2024 and October 31, 2023, respectively)	(1,198)	(1,078)
Deferred compensation	1,198	1,078
Total stockholders’ equity	656,922	682,493
Noncontrolling interests	10,687	17,955
Total equity	667,609	700,448
Total liabilities, redeemable Series B preferred stock and total equity	$944,124	$955,520
(1)	As of October 31, 2024 and October 31, 2023, the combined assets of the variable interest entities (“VIEs”) were $311,723 and $235,290, respectively, that can only be used to settle obligations of the VIEs. These assets include cash of $2,891, accounts receivable of $674, unbilled accounts receivable of $9,479, operating lease right of use assets of $1,663, other current assets of $135,756, restricted cash and cash equivalents of $639, project assets of $157,604 and other assets of $3,018 as of October 31, 2024, and cash of $4,797, restricted cash and cash equivalents of $526, unbilled accounts receivable of $1,876, other current assets of $50,713, operating lease right of use assets of $1,680, derivative asset of $4,127, other assets of $1,125 and project assets of $170,444 as of October 31, 2023. The combined liabilities of the VIEs as of October 31, 2024 include short-term operating lease liabilities of $204, accounts payable of $181,274, accrued liabilities of $341, deferred revenue of $20, derivative liabilities of $3,693, long-term operating lease liability of $2,142 and other non-current liabilities of $240 and, as of October 31, 2023, include short-term operating lease liabilities of $203, accounts payable of $165,824, long-term operating lease liability of $2,159 and other non-current liabilities of $187.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended October 31, 2024, 2023, and 2022

(Amounts in thousands, except share and per share amounts)

	2024	2023	2022
Revenues:
Product	$25,675	$19,589	$60,000
Service	9,969	49,084	12,786
Generation	49,975	37,508	36,186
Advanced Technologies	26,513	17,213	21,512
Total revenues	112,132	123,394	130,484
Costs of revenues:
Product	39,582	12,878	64,495
Service	11,098	44,953	17,233
Generation	79,861	62,913	63,147
Advanced Technologies	17,509	13,185	15,184
Total costs of revenues	148,050	133,929	160,059
Gross loss	(35,918)	(10,535)	(29,575)
Operating expenses:
Administrative and selling expenses	64,604	64,528	79,620
Research and development expenses	55,404	61,021	34,529
Restructuring expense	2,562	—	—
Total costs and expenses	122,570	125,549	114,149
Loss from operations	(158,488)	(136,084)	(143,724)
Interest expense	(9,690)	(7,247)	(6,394)
Interest income	13,720	15,795	3,386
Gain on extinguishment of finance obligations and debt, net	-	15,337	—
Other (expense) income, net	(2,295)	4,724	319
Loss before provision for income taxes	(156,753)	(107,475)	(146,413)
Provision for income taxes	(25)	(581)	(819)
Net loss	(156,778)	(108,056)	(147,232)
Net loss attributable to noncontrolling interests	(30,769)	(488)	(4,510)
Net loss attributable to FuelCell Energy, Inc.	(126,009)	(107,568)	(142,722)
Series B preferred stock dividends	(3,200)	(3,200)	(3,200)
Net loss attributable to common stockholders	$(129,209)	$(110,768)	$(145,922)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(7.83)	$(7.92)	$(11.43)
Basic and diluted weighted average shares outstanding	16,505,257	13,991,593	12,771,305

	2024	2023	2022
Net loss	$(156,778)	$(108,056)	$(147,232)
Other comprehensive loss:
Foreign currency translation adjustments	111	80	(933)
Total comprehensive loss	$(156,667)	$(107,976)	$(148,165)
Comprehensive loss attributable to noncontrolling interests	(30,769)	(488)	(4,510)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(125,898)	$(107,488)	$(143,655)

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

For the Years Ended October 31, 2024, 2023, and 2022

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2021	12,220,600	$1	$1,908,507	$(1,265,251)	$(819)	$(586)	$586	$642,438	$—	$642,438
Sale of common stock, net of fees	1,279,897	—	183,552	—	—	—	—	183,552	—	183,552
Common stock issued, non-employee compensation	2,562	—	305	—	—	—	—	305	—	305
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	17,998	—	(1,840)	—	—	—	—	(1,840)	—	(1,840)
Share based compensation	—	—	6,792	—	—	—	—	6,792	—	6,792
Preferred dividends — Series B	—	—	(3,200)	—	—	—	—	(3,200)	—	(3,200)
Effect of foreign currency translation	—	—	—	—	(933)	—	—	(933)	—	(933)
Adjustment for deferred compensation	(2,314)	—	—	—	—	(269)	269	—	—	—
Reclassification of redeemable non-controlling interest	—	—	—	—	—	—	—	—	12,419	12,419
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	(496)	(496)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(308)	(308)
Net Loss	—	—	—	(142,722)	—	—	—	(142,722)	(4,510)	(147,232)
Balance, October 31, 2022	13,518,743	$1	$2,094,116	$(1,407,973)	$(1,752)	$(855)	$855	$684,392	$7,105	$691,497
Sale of common stock, net of fees	1,477,361	1	97,438	—	—	—	—	97,439	—	97,439
Common stock issued, non-employee compensation	3,454	—	225	—	—	—	—	225	—	225
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	24,768		(829)	—	—	—	—	(829)	—	(829)
Share based compensation	—	—	11,954	—	—	—	—	11,954	—	11,954
Preferred dividends — Series B	—	—	(3,200)	—	—	—	—	(3,200)	—	(3,200)
Effect of foreign currency translation	—	—	—	—	80	—	—	80	—	80
Adjustment for deferred compensation	(3,454)	—	—	—	—	(223)	223	—	—	—
Contributions received for the sale of noncontrolling interest	—	—	—	—	—	—	—	—	9,052	9,052
Reclassification of noncontrolling interest	—	—	—	—	—	—	—	—	3,030	3,030
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(744)	(744)
Net loss	—	—		(107,568)	—	—	—	(107,568)	(488)	(108,056)
Balance, October 31, 2023	15,020,872	$2	$2,199,704	$(1,515,541)	$(1,672)	$(1,078)	$1,078	$682,493	$17,955	$700,448
Sale of common stock, net of fees	5,302,378	—	92,555	—	—	—	—	92,555	—	92,555
Common stock issued, non-employee compensation	6,651	—	159	—	—	—	—	159	—	159
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	50,358		(951)	—	—	—	—	(951)	—	(951)
Share based compensation	—	—	11,764	—	—	—	—	11,764	—	11,764
Preferred dividends — Series B	—	—	(3,200)	—	—	—	—	(3,200)	—	(3,200)
Effect of foreign currency translation	—	—	—	—	111	—	—	111	—	111
Adjustment for deferred compensation	(4,327)	—	—	—	—	(120)	120	—	—	—
Contributions received for the sale of noncontrolling interest									25,122	25,122
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1,621)	(1,621)
Net loss	—	—		(126,009)	—	—	—	(126,009)	(30,769)	(156,778)
Balance, October 31, 2024	20,375,932	$2	$2,300,031	$(1,641,550)	$(1,561)	$(1,198)	$1,198	$656,922	$10,687	$667,609

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2024, 2023 and 2022

(Amounts in thousands)

	Year Ended October 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(156,778)	$(108,056)	$(147,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	11,764	11,954	6,792
Depreciation and amortization	36,193	25,375	21,274
Gain on extinguishment of finance obligations and debt, net	-	(15,337)
Non-cash interest expense on finance obligations	2,182	3,228	4,210
Unrealized loss (gain) on derivative contracts	9,940	(7,441)	(779)
Operating lease costs	1,404	1,486	1,521
Operating lease payments	(1,266)	(1,226)	(1,438)
Impairment of property, plant and equipment and project assets	1,264	2,375	1,782
Unrealized foreign currency (gains) losses	-	(57)	583
Other, net	237	456	2,632
(Increase) decrease in operating assets:
Accounts receivable	(7,942)	1,076	9,199
Unbilled receivables	(23,043)	(21,921)	(231)
Inventories	(29,247)	4,686	(28,058)
Other assets	(5,404)	(13,090)	(2,092)
(Decrease) increase in operating liabilities:
Accounts payable	(999)	3,001	6,332
Accrued liabilities	4,691	(4,461)	24,616
Deferred revenue	4,098	(22,298)	(11,278)
Net cash used in operating activities	(152,906)	(140,250)	(112,167)
Cash flows from investing activities:
Capital expenditures	(47,721)	(39,355)	(21,078)
Project asset expenditures	(11,832)	(53,007)	(25,573)
Maturity of held-to-maturity debt securities	835,240	199,090	—
Purchases of held-to-maturity debt securities	(835,736)	(299,093)	—
Net cash used in investing activities	(60,049)	(192,365)	(46,651)
Cash flows from financing activities:
Repayment of debt and finance obligations	(11,699)	(47,830)	(9,544)
Proceeds from the issuance of debt	23,104	100,500	—
Payment for deferred financing costs	(1,159)	(3,469)	—
Common stock issued for stock plans and related expenses	120	56	47
Contributions received from sale of noncontrolling interest, net of return of capital	25,122	9,052	11,923
Distribution to noncontrolling interest	(1,621)	(596)	(308)
Payments for taxes related to net share settlement of equity awards	(1,071)	(885)	(1,887)
Common stock issuance, net of fees	92,555	97,439	183,552
Payment of preferred dividends	(3,200)	(3,200)	(3,200)
Net cash provided by financing activities	122,151	151,067	180,583
Effects on cash from changes in foreign currency rates	111	80	(933)
Net (decrease) increase in cash, cash equivalents and restricted cash	(90,693)	(181,468)	20,832
Cash, cash equivalents and restricted cash-beginning of period	299,576	481,044	460,212
Cash, cash equivalents and restricted cash-end of period	$208,883	$299,576	$481,044

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents, unrestricted	$148,133	$249,952	$458,055
Restricted cash and cash equivalents - short-term	12,161	5,159	4,423
Restricted cash and cash equivalents - long-term	48,589	44,465	18,566
Total cash, cash equivalents and restricted cash	$208,883	$299,576	$481,044

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

At 5:00 p.m. Eastern Time on November 8, 2024, we effected a 1-for-30 reverse stock split, reducing the number of our common shares outstanding on that date from 611,278,662 shares to approximately 20,375,932 shares. The number of authorized shares of common stock remains unchanged at 1,000,000,000 shares and the number of authorized shares of preferred stock remains unchanged at 250,000 shares. The number of shares of common stock issuable upon settlement of outstanding restricted stock unit, performance stock unit and deferred stock unit awards were reduced proportionately in connection with the reverse stock split. Additionally, the conversion rate of our Series B Preferred Stock (as defined elsewhere herein), the exercise price of all outstanding options, the number of shares of common stock issuable upon the exercise of all outstanding options, and the number of shares reserved for future issuance pursuant to our equity compensation plans and employee stock purchase plan were all adjusted proportionately in connection with the reverse stock split. All share and per share amounts, exercise prices, conversion rates and conversion prices presented herein have been adjusted retroactively to reflect these changes.

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

As of October 31, 2024, unrestricted cash and cash equivalents totaled $148.1 million compared to $250.0 million as of October 31, 2023. During the years ended October 31, 2024 and 2023, the Company invested in United States (U.S.) Treasury Securities. The amortized cost of the U.S. Treasury Securities outstanding totaled $109.1 million as of October 31, 2024 compared to $103.8 million as of October 31, 2023 and is classified as Investments - short-term on the Consolidated Balance Sheets. The outstanding U.S. Treasury Securities as of October 31, 2024 matured between November 5, 2024 and November 29, 2024.

On October 31, 2024, the Company closed on a project debt financing transaction with the Export-Import Bank of the United States (“EXIM”) to support the Company’s obligations under its long-term service agreement with Gyeonggi Green Energy Co., Ltd. (“GGE”), pursuant to which the Company is to supply forty-two 1.4-megawatt upgraded carbonate fuel cell modules to replace existing units at GGE’s Hwaseong Baran Industrial Complex. In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in net proceeds of approximately $9.2 million. See Note 12. “Debt” for additional information regarding the transaction with EXIM.

On April 25, 2024, the Company (through one of its indirect subsidiaries) entered into three related term loan facilities (which are referred to herein as the “Derby Senior Back Leverage Loan Facility” and the “Derby Subordinated Back Leverage Loan Facility”), resulting in net proceeds of $12.8 million. See Note 12. “Debt” for additional information regarding the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility.

On April 10, 2024, the Company entered into Amendment No. 1 (the “Amendment”) to the Open Market Sale Agreement, dated July 12, 2022 (the “2022 Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) (the 2022 Sales Agreement as amended by the Amendment, the “Amended Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment). Between April 10, 2024 (the date of the Amended Sales Agreement) and October 31, 2024, approximately 5.3 million shares of the Company’s common stock were sold under the Amended Sales Agreement resulting in gross proceeds of approximately $95.1 million. On December 27, 2024, the Company entered into Amendment No. 2 to the Amended Sales Agreement, which removes certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. See Note 13. “Stockholders’ Equity and Warrant Liabilities” for additional information regarding the 2022 Sales Agreement and the Amended Sales Agreement.

During the first quarter of fiscal year 2024, the Company completed its technical improvement plan to bring the Groton Project (defined elsewhere herein) to its rated capacity and the Groton Project reached its design rated output of 7.4 MW. The Company achieved all conditions precedent required for the first annual funding from East West Bancorp, Inc. (“East West Bank”) under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the year ended October 31, 2024 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

During the fourth quarter of fiscal year 2023, the Company closed on a tax equity financing transaction with Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”), a subsidiary of Franklin Park Infrastructure, LLC, for two fuel cell power plant installations -- the 14.0 megawatt (“MW”) Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”). Franklin Park’s tax equity commitment with respect to the Derby Projects totaled $30.2 million. Of this amount, approximately $9.1 million was received on October 31, 2023 and the remaining approximately $21.1 million was received during the year ended October 31, 2024. In connection with the initial closing of this tax equity financing transaction in fiscal year 2023, the Company paid closing costs of approximately $1.8 million, which included appraisal fees, title insurance expenses and legal and consulting fees.

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

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for fiscal year 2025 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction and manufacturing expansion, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its solid oxide, hydrogen and carbon capture platforms, (viii) implement capacity expansion for solid oxide product manufacturing, (ix) implement the product cost reductions necessary to achieve profitable operations, (x) manage working capital and the Company’s unrestricted cash balance and (xi) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such arrangements to construct and deploy our projects to facilitate the growth of our business. The Company has invested capital raised from sales of its common stock to build out its project portfolio. The Company has also utilized and expects to continue to utilize a combination of long-term debt and tax equity financing (e.g., sale-leaseback transactions, partnership flip transactions and the monetization and/or transfer of eligible investment and production tax credits) to finance its project asset portfolio as these projects commence commercial operations, particularly in light of the passage of the Inflation Reduction Act in August 2022. The Company may also seek to undertake private placements of debt securities to finance its project asset portfolio. The proceeds of any such financing, if obtained, may allow the Company to reinvest capital back into the business and to fund other projects. We also expect to seek additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to further reduce or slow planned spending, further reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

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

Allowance for Doubtful Accounts and Credit Losses

The Company had no allowance for doubtful accounts or credit losses as of October 31, 2024 and 2023. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered. The Company would record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances such as in the case of a bankruptcy filing or the deterioration in the customer’s operating results or financial position.

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

The Company completed its annual impairment analysis of goodwill and IPR&D as of July 31, 2024. The goodwill and IPR&D asset are both held by the Company’s Versa Power Systems, Inc. (“Versa Inc.”) reporting unit. Goodwill and the IPR&D asset are also reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit or IPR&D asset is more likely than not below its respective carrying value. No impairment charges were recorded with respect to goodwill or the IPR&D asset during the fiscal years ended October 31, 2024, 2023 and 2022.

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

Variable Interest Entities and Noncontrolling Interests

The Company has entered into tax equity financing transactions with certain participating companies for three partnerships (as further described in Note 3. “Tax Equity Financings and Investment Tax Credit Sale”) as of October 31, 2024. These transactions are structured as “partnership flips.” A “partnership flip” is a structure commonly used by tax equity investors in financing renewable energy projects. The Company has determined, under the power and benefits criterion of ASC 810, Consolidations, that the Company is the primary beneficiary in these three partnerships since the rights under the agreements for the tax equity transactions are more protective in nature than participatory and, as such, these partnerships will be accounted for as Variable Interest Entities (“VIE’s”) under U.S. GAAP. As the primary beneficiary, the Company consolidates the financial position, results of operations and cash flows in our consolidated financial statements, and all intercompany balances and transactions between the Company and these partnerships are eliminated. The Company has recognized the share of the net assets of these partnerships as noncontrolling interests in its Consolidated Balance Sheets. The income or loss allocations reflected in our Consolidated Statements of Operations and Comprehensive Loss may create volatility in our reported results of operations, including potentially changing net loss attributable to stockholders to net income attributable to stockholders, or vice versa, from quarter to quarter. The Company allocates profits and losses to the participating companies’ noncontrolling interest under the HLBV method. See Note 3. “Tax Equity Financings and Investment Tax Credit Sale” for additional information regarding the tax equity financing transactions.

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

Lease Accounting

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company’s obligation to make lease payments arising from the lease over the lease term at the commencement date of the lease. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate based on the information available at the date of adoption in determining the present value of lease payments and used the implicit rate when readily determinable. The Company determined incremental borrowing rates through market sources for secured borrowings including relevant industry rates. The Company’s operating lease ROU assets also include any lease pre-payments and exclude lease incentives. Certain of the Company’s leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from lease ROU assets and lease liabilities to the extent not considered in-substance fixed, and instead, expenses variable payments as incurred. Variable lease expense and lease expense for short term contracts are not material components of lease expense. The Company’s leases generally have remaining lease terms of approximately 1 to 21 years, some of which include options to extend the leases. The exercise of lease renewal options is at the Company’s sole discretion and the Company’s lease ROU assets and liabilities reflect only the options the Company is reasonably certain that it will exercise. We do not have leases with residual value guarantees or similar covenants.

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

Concentrations

We contract with a concentrated number of customers for the sale of our products, for service agreements, for power purchase agreements and for Advanced Technologies contracts. For the years ended October 31, 2024, 2023 and 2022, our top customers accounted for 65%, 70% and 74%, respectively, of our total annual consolidated revenue.

The percent of consolidated revenues from our top customers for the years ended October 31, 2024, 2023 and 2022, respectively, are presented below.

	Years Ended October 31,

	2024	2023	2022
Connecticut Light and Power	21%	13%	14%
Gyeonggi Green Energy Co., Ltd. (“GGE”)	18%	—%	—%
Esso Nederland B.V. (“Esso”)	10%	2%	—%
ExxonMobil Technology and Engineering Company (f/k/a ExxonMobil Research and Engineering Company) (EMTEC)	8%	8%	8%
Ameresco/Sacramento Sewer	7%	—%	—%
Korea Southern Power Company (KOSPO)	1%	31%	6%
Korea Fuel Cell Co., Ltd (KFC)	—%	16%	46%
Total	65%	70%	74%

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

The Company has recorded certain natural gas purchase contracts at fair value which was the result of the net settling of certain natural gas purchases under contracts that were previously designated as normal purchase normal sale which resulted in a change to mark-to-market accounting. The fair values are adjusted on a quarterly basis. The estimated fair value is based on Level 2 inputs including future prices available to commodity brokers and risk-free rates which are based on Federal reserve yields. The valuation methodology involves utilizing the industry-convention energy swap model.

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

In November 2024, the FASB issued new guidance which requires enhanced disclosure of specified categories of expenses included in certain expense captions presented on the face of the income statement. This guidance will be effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The Company is currently evaluating the new guidance to determine its adoption approach and the impact on the presentation and disclosures of its consolidated statement of operations and comprehensive loss. The Company anticipates its processes will be enhanced to address the disaggregation and disclosure requirements, though it does not expect adoption to impact its overall results from operations.

Note 2. Revenue Recognition

Contract Balances

Contract assets as of October 31, 2024 and 2023 were $65.1 million ($28.3 million long-term) and $42.1 million ($25.8 million long-term), respectively. The contract assets relate to the Company’s rights to consideration for work completed but not yet billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. We bill customers for power platform and power platform component sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual revenues recorded, typically in the subsequent month. Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred. The net change in contract assets represents amounts recognized as revenue offset by customer billings. For the years ended October 31, 2024 and 2023, a total of $16.0 million and $12.9 million, respectively, was transferred to accounts receivable from contract assets recognized at the beginning of the period.

Contract liabilities as of October 31, 2024 and 2023 were $7.2 million and $3.1 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to variable consideration for previously sold products. The net change in contract liabilities represents customer billings offset by revenue recognized.

Consideration Payable to a Customer

As of October 31, 2023, the Company had recorded $6.3 million ($6.0 million long-term) as consideration payable to Toyota Motor North America (“Toyota”), which is included within Accrued liabilities and Long-term debt and other liabilities on the accompanying Consolidated Balance Sheets. The Company received payment for the sale of an investment tax credit with respect to the Toyota project at the Port of Long Beach during the year ended October 31, 2023. The net amount of $6.3 million is being recorded as a reduction to revenue during the period of measurement, which is the 20-year term of the hydrogen production and power purchase agreement between Toyota and the Company (“Toyota HPPA”) that commenced in the first quarter of fiscal year 2024. The balance as of October 31, 2024 is $6.0 million ($4.5 million long-term).

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

The Company signed a LTSA with Noeul Green Energy Co., Ltd. (“Noeul Green Energy”) in July 2023. Under this LTSA, once the Company, KFC/POSCO International Company, and Noeul Green Energy (the “LTSA Parties”) agreed to the technical transfer specifications under a Final Acceptance Test (the “FAT”) with respect to the transfer to Noeul Green Energy of 16 of the 20 modules previously sold by the Company to KFC pursuant to the Settlement Agreement, the LTSA Parties signed a document that released KFC/POSCO International Company from any obligations to service these modules, and concurrently transferred that obligation to the Company. The FAT is effective for 16 of the 20 modules sold to KFC pursuant to the Settlement Agreement, which are now used by Noeul Green Energy. Because the Company is no longer obligated to perform any service or other obligations under the Settlement Agreement with respect to the 16 modules now used by Noeul Green Energy, the Company recognized a ratable portion of the previously accrued variable consideration of $13.1 million which resulted in recognition of $10.5 million of product revenue during the year ended October 31, 2023.

EMTEC Joint Development Agreement and Rotterdam Pilot Project Purchase Order

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

In a related letter agreement between the Company and EMTEC, dated as of October 28, 2021 and executed on October 29, 2021 (the “2021 Letter Agreement”), the Company agreed to invest with EMTEC in the Rotterdam Project, should EMTEC move forward with the Rotterdam Project. In the 2021 Letter Agreement, the Company agreed that, if (i) the Company achieved the first milestone under the EMTEC Joint Development Agreement (which occurred in the first quarter of fiscal year 2022, resulting in a $5.0 million payment to the Company which the Company received in the second quarter of fiscal year 2022) and (ii) EMTEC and the Company executed a contractual agreement to proceed with the Rotterdam Project, then at EMTEC’s option, the Company would either make an investment in the amount of $5.0 million in the Rotterdam Project or discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design, as agreed to by the parties, required for the Rotterdam Project by said amount.

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

On August 25, 2023, the Company and EMTEC entered into Amendment No. 4 to the EMTEC Joint Development Agreement (“Amendment No. 4”), effective as of August 31, 2023. In Amendment No. 4, the Company and EMTEC agreed to further extend the term of the EMTEC Joint Development Agreement such that it would end on March 31, 2024 and to further increase the maximum amount of research costs to be reimbursed by EMTEC from $60.0 million to $67.0 million. Amendment No. 4 allowed the parties the opportunity to continue (i) derisking of the Generation 2 Technology fuel cell module demonstration prototype and (ii) the joint marketing and sales efforts to inform development of a new business framework between the parties beyond the current joint development agreement structure.

During the year ended October 31, 2022, the Company achieved the first technical milestone under the EMTEC Joint Development Agreement and received payment of $5.0 million. At the time, the Company did not recognize revenue in connection with this milestone achievement as a result of its agreement with EMTEC to either make a $5.0 million investment in the Rotterdam Project or discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project by $5.0 million, should the Company enter into a contract with EMTEC to proceed with the Rotterdam Project.

In May 2023, the Company entered into a second letter agreement with EMTEC, pursuant to which the parties agreed that the conditions to the Company’s agreement to invest in the Rotterdam Project were met in April 2023 and, as a result, the Company would recognize $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 as revenue across future deliverables to EMTEC. Of this $2.5 million, the Company recognized revenue of $1.7 million and $0.3 million during the years ended October 31, 2024 and 2023, respectively. The other $2.5 million of the $5.0 million milestone payment received under the EMTEC Joint Development Agreement in fiscal year 2022 was applied to discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project.

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

On and effective as of March 31, 2024, the Company and EMTEC entered into Amendment No. 5 (“Amendment No. 5”) to the EMTEC Joint Development Agreement. In Amendment No. 5, the Company and EMTEC further extended the term of the EMTEC Joint Development Agreement such that it will end on December 31, 2026 (unless terminated earlier), so that the Company and EMTEC may pursue continued work to allow for technical readiness of the Generation 2 Technology fuel cell module as well as additional continuous technology development. In parallel with the EMTEC Joint Development Agreement, the Company and EMTEC will pursue pioneer commercial deployments of the Generation 2 Technology with third parties, with the Company as the fuel cell module manufacturer for such deployments. Amendment No. 5 also removed the cap on the maximum amount of research costs to be reimbursed by EMTEC, and instead includes an expected annual budget for the anticipated work through the remaining term of the EMTEC Joint Development Agreement of at least $10.0 million per year, subject to approval by EMTEC.

In addition, Amendment No. 5 provides the Company with the ability to pursue new carbon capture projects with third parties for the remaining duration of the term of the EMTEC Joint Development Agreement using Generation 1 Technology or Generation 2 Technology (provided that the use of Generation 2 Technology must be limited to the use of Generation 2 physical fuel cell properties and design elements in Generation 1 Technology modules), with any new sales of such activities, authorized work, and carbon capture projects, when summed together, having the capability of capturing no more than 250,000 tons of CO2 on a cumulative annual basis. Under Amendment No. 5, following expiration of the term of the Joint Development Agreement, the Company will also have the opportunity to continue to service continuing obligations for such projects entered into during the term of the EMTEC Joint Development Agreement (e.g., completion of contracted builds, service and repair/replacement of components, etc.). To allow the Company to pursue such projects, in Amendment No. 5, EMTEC also granted to the Company a worldwide, non-exclusive, royalty-free, irrevocable (during the term of the EMTEC Joint Development Agreement), non-sub-licensable license to EMTEC’s Generation 1 Technology as well as to EMTEC’s Generation 2 Technology physical fuel cell properties and design elements.

Long-Term Service Agreement with Gyeonggi Green Energy Co., Ltd.

On May 28, 2024, the Company and Gyeonggi Green Energy Co., Ltd. (“GGE”) entered into a LTSA with respect to GGE’s 58.8 MW fuel cell power platform in Hwaseong-si, Korea (the “GGE Platform”). The GGE Platform is comprised of 21 SureSource 3000 molten carbonate fuel cells (each a “Plant”). Each Plant is comprised of two 1.4-MW carbonate fuel cell modules. Pursuant to the LTSA, GGE and the Company have agreed that (i) GGE will purchase from the Company 42 1.4-MW carbonate fuel cell modules to replace existing fuel cell modules at the GGE Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the GGE Platform. The total amount payable by GGE under the LTSA for the 42 replacement fuel cell modules, balance of plant replacement components, and service is $159.6 million USD, with payments to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the LTSA for such Plants commence. Of this $159.6 million, the Company recognized revenue of $18.0 million under Product revenues, and $1.9 million under Service revenues during the year ended October 31, 2024.

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

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of October 31, 2024, the Company’s total remaining performance obligations were: $172.4 million for service agreements (expected to be recognized as revenue over approximately three to fifteen years which is based on the remaining term of the service agreements), $389.0 million for generation PPAs (expected to be recognized as revenue over approximately nineteen to twenty years based on the PPA terms remaining), $9.6 million for Advanced Technologies contracts (expected to be recognized within approximately two years) and $111.3 million for product purchase agreements (expected to be recognized as revenue over approximately two years based on the replacement schedule under the applicable LTSA).

Note 3. Tax Equity Financings and Investment Tax Credit Sale

Derby Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction on October 31, 2023 with Franklin Park for two fuel cell power plant installations -- the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”). Franklin Park’s tax equity commitment totaled $30.2 million. Of this amount, approximately $9.1 million was received on October 31, 2023 and the remaining approximately $21.1 million was received during the year ended October 31, 2024. In connection with the initial closing of this tax equity financing transaction in fiscal year 2023, the Company paid closing costs of approximately $1.8 million, which included appraisal fees, title insurance expenses and legal and consulting fees.

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

Since the Derby Projects became operational during the first quarter of fiscal year 2024, the Company has begun to allocate profits and losses to noncontrolling interests under the HLBV method. For the year ended October 31, 2024, the net loss attributable to noncontrolling interests totaled $(28.3) million. During the year ended October 31, 2024, the Company made priority return distributions to Franklin Park of $1.0 million. There were no priority return distributions or amounts allocated to noncontrolling interest for the years ended October 31, 2023 and 2022 for the Derby Partnership because the Derby Projects were not yet operational during those years.

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

On July 7, 2022, the Company and East West Bank amended their tax equity financing agreement and extended the commercial operations deadline to September 30, 2022. In addition, in the July 7, 2022 amendment to the tax equity financing agreement, the terms of East West Bank’s remaining investment commitment of $12.0 million were modified such that East West Bank will contribute $4.0 million on each of the first, second and third anniversaries of the Groton Project achieving commercial operations, rather than contributing the full $12.0 million when the Groton Project achieved commercial operations. Such contributions are subject to certain customer conditions precedent, including a third-party certification by an independent engineer that the plant is operating in conformance with the amended and restated power purchase agreement. When such contributions are made by East West Bank, the funds will be distributed upstream to the Company, as a reimbursement of prior construction costs incurred by the Company. In conjunction with this amendment, the Company agreed to pay aggregate fees of $0.5 million (which are inclusive of the fees from the previous extensions of the commercial operations deadline), which were payable by the Company upon commencement of commercial operations of the plant.

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

On December 16, 2022, the Company declared and, per the terms of the Amended and Restated Power Purchase Agreement between the Company and CMEEC entered into on that date (the “Amended and Restated PPA”), CMEEC agreed that the Groton Project was commercially operational at 6.0 MW. As of December 16, 2022, the Groton Project is reported as a part of the Company’s generation operating portfolio. The Amended and Restated PPA allowed the Company to operate the plants at a reduced output of approximately 6.0 MW while a Technical Improvement Plan (“TIP”) was implemented with the goal of bringing the platform to its rated capacity of 7.4 MW by December 31, 2023. In conjunction with entering into the Amended and Restated PPA, the Navy also provided its authorization to proceed with commercial operations at 6.0 MW.  The Company paid CMEEC an amendment fee of $1.2 million and incurred performance guarantee fees under the Amended and Restated PPA as a result of operating at an output below 7.4 MW during implementation of the TIP.

During the first quarter of fiscal year 2024, the Company completed the TIP to bring the Groton Project to its rated capacity and the Groton Project reached its design rated output of 7.4 MW. The Company achieved all conditions precedent required for the first annual funding from East West Bank under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the year ended October 31, 2024 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

Under most partnership flip structures, tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, East West Bank will receive substantially all of the non-cash value attributable to the Groton Project, which includes accelerated depreciation and Section 48(a) investment tax credits; however, the Company will receive a majority of the cash distributions (based on the operating income of the Groton Project), which are paid quarterly. After East West Bank receives its contractual rate of return, the Company will receive approximately 95% of the cash and tax allocations. The Company (through a separate wholly owned entity) entered into a back leverage debt financing transaction during fiscal year 2023 and is using the cash distributions from the Groton Partnership to service the debt (refer to Note. 12. “Debt” for additional information). During the year ended October 31, 2024, the Company made priority return distributions to East West Bank of $0.1 million. No priority return distributions were made during the years ended October 31, 2023 and 2022.

For the years ended October 31, 2024 and 2023, the net loss attributable to noncontrolling interests totaled $3.5 million and $2.5 million, respectively. There were no amounts allocated to noncontrolling interest for the year ended October 31, 2022 for the Groton Partnership.

Yaphank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in November 2021 with Renewable Energy Investors, LLC (“REI”) for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank Long Island. REI’s tax equity commitment totaled $12.4 million.

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

The Company determined during the second quarter of fiscal year 2022 that there was an overpayment by REI of the Class A Member Capital Contribution of $0.5 million and as such the Company refunded this amount back to REI, reducing the REI tax equity commitment to $11.9 million. During the years ended October 31, 2024, 2023 and 2022, the Company made priority return distributions to REI of $0.6 million, $0 and $0.3 million, respectively, which was calculated at a 2.73% annual interest rate on invested tax equity capital.

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

For the years ended October 31, 2024, 2023 and 2022, net income (loss) attributable to noncontrolling interest for the Yaphank Partnership totaled $0.9 million, $2.0 million and ($4.5) million, respectively.

Toyota Investment Tax Credit Sale

On October 31, 2023, REI purchased investment tax credits (“ITCs”) from Long Beach Trigen, LLC (“LB Seller”), a subsidiary of the Company. The Toyota project qualified for $8.4 million of ITCs. The total amount of the purchase was $7.1 million or $0.85 per $1.00 of purchased ITCs. The Company incurred transaction costs of $0.4 million for legal costs and advisory fees. Toyota Motor North America (“Toyota”) has a contractual right under the Toyota HPPA to receive the benefit of the ITCs and, as a result, the Company recorded the value of the net amount due to Toyota as an accrued liability totaling $6.3 million, which will be reduced over time based on the performance under the terms of the contract with Toyota (see Note 10. “Accrued Liabilities” for further information). The balance of this accrued liability is $6.0 million as of October 31, 2024.

Note 4. Restructuring

On September 5, 2024, the Company undertook a restructuring, which included a reduction in force that represented approximately 4% of the Company’s global workforce, to reduce costs and align production levels with then-current levels of demand in a manner that is consistent with the Company’s long-term strategic plan. The workforce was reduced across our global operations including Calgary, Canada and at our North American production facility in Torrington, Connecticut, at corporate offices in Danbury, Connecticut and at other remote locations. Restructuring expense relating to severance for eliminated positions of $2.6 million was recognized in the year ended October 31, 2024, which has been presented under a separate caption in the Consolidated Statements of Operations. As of October 31, 2024, $0.3 million of the restructuring expense had been paid out, and the remaining balance is included within Accrued liabilities on the accompanying Consolidated Balance Sheets.

Refer to Note. 22. “Subsequent Events” for additional information on the restructuring activities that were announced in November 2024.

Note 5. Investments – Short-Term

The Company’s U.S. Treasury Securities outstanding as of October 31, 2024 had maturity dates ranging from November 5, 2024 to November 29, 2024. We have classified our investments in U.S. Treasury Securities as held-to-maturity and recorded them at amortized cost. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) as of October 31, 2024 (in thousands).

	Amortized	Gross unrealized	Gross unrealized
	cost	gains	losses	Fair value
U.S. Treasury Securities
As of October 31, 2024	$109,123	$2	$-	$109,125
As of October 31, 2023	$103,760	$1	$-	$103,761

The weighted average yield to maturity as of October 31, 2024 and 2023 was 4.78% and 5.45%, respectively.

Note 6. Inventories

Inventories (short and long-term) as of October 31, 2024 and 2023 consisted of the following (in thousands):

	October 31,	October 31,
	2024	2023
Raw materials	$35,989	$36,200
Work-in-process (1)	80,457	55,585
Inventories	116,446	91,785
Inventories – current	(113,703)	(84,456)
Inventories – long-term (2)	$2,743	$7,329
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power platform orders or for use under the Company’s service agreements.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as replacement modules for a specific project asset.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for BOP. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

Note 7. Project Assets

Project assets as of October 31, 2024 and 2023 consisted of the following (in thousands):

	October 31,	October 31,	Estimated
	2024	2023	Useful Life
Project Assets – Operating	$308,503	$213,753	4-20 years
Accumulated depreciation	(66,542)	(46,263)
Project Assets – Operating, net	241,961	167,490
Project Assets – Construction in progress	170	90,576	7-20 years
Project Assets, net	$242,131	$258,066

The estimated useful lives of these project assets are 20 years for BOP and site construction, and four to seven years for modules. Project assets as of October 31, 2024 and 2023 included twelve and nine, respectively, completed, commissioned installations generating power with respect to which the Company has a PPA with the end-user of power and site host with a net aggregate value of $242.0 million and $167.5 million as of October 31, 2024 and 2023, respectively. Certain of these assets are the subject of sale-leaseback arrangements with Crestmark. The increase in operating project assets as of October 31, 2024, compared to October 31, 2023, is a result of the inclusion of the Toyota project and the Derby Projects, all of which became operational during the year ended October 31, 2024.

Project assets as of October 31, 2024 and 2023 also include installations with carrying values of $0.2 million and $90.6 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs or projects for which we expect to secure PPAs or otherwise recover the asset value and which have not yet been placed in service.

Fiscal Year 2024 Charges, Including Impairment Charges

The 250 kW Trinity College project and the 1.0 MW UConn project were included in “Construction in progress” as of October 31, 2024. The units to be installed at Trinity College and UConn are first article units of our solid oxide fuel cell (“SOFC”) product. In reviewing our project cost estimates for these PPAs during the third quarter of fiscal year 2024, it was determined that the expected project costs for these contracts would exceed the expected cash flows and therefore an impairment charge was required. As a result, the Company recorded an impairment charge of $1.3 million that represents the unrecoverable costs incurred through October 31, 2024 for the Trinity College and UConn projects, which have been expensed as generation cost of revenues.

In addition, the Company incurred additional non-recoverable costs of $3.6 million associated with work at the Toyota site for the installation of ancillary equipment. This is consistent with non-recoverable costs at the Toyota project that were expensed as generation cost of revenues, as discussed in the fiscal year 2023 and fiscal year 2022 discussions below.

Fiscal Year 2023 Charges, Including Impairment Charges

The Toyota project was included in “Construction in progress” as of October 31, 2023. It was determined in the fourth quarter of fiscal year 2021 that a potential source of renewable natural gas (“RNG”) at favorable pricing was no longer sufficiently probable and that market pricing for RNG had significantly increased, resulting in the determination that the project was expected to generate negative cash flows and that, therefore, the carrying value of the project asset was no longer recoverable. Refer to Note 20. “Commitments and Contingencies” for more information regarding fuel risk exposure. As this project was being constructed, only inventory components that could be redeployed for alternative use were capitalized.  For the year ended October 31, 2023, non-recoverable costs incurred of $22.9 million have been expensed as generation cost of revenues.

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

Depreciation expense for project assets was $26.9 million, $19.0 million and $14.2 million for the years ended October 31, 2024, 2023 and 2022, respectively.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows. The proceeds received from the sale and subsequent leaseback of project assets are classified as “Cash flows from financing activities” within the Consolidated Statements of Cash Flows and are classified as a finance obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 12. “Debt” for more information).

Note 8. Property, Plant and Equipment

Property, plant and equipment as of October 31, 2024 and 2023 consisted of the following (in thousands):

	October 31,	October 31,	Estimated
	2024	2023	Useful Life
Land	$524	$524	—
Building and improvements	26,581	21,430	10‑26 years
Machinery, equipment and software	144,242	136,554	3‑8 years
Furniture and fixtures	5,451	5,211	10 years
Construction in progress	68,588	33,950	—
	245,386	197,669
Accumulated depreciation	(114,700)	(108,001)
Property, plant and equipment, net	$130,686	$89,668

The Company recorded an impairment charge of approximately $1.0 million during the year ended October 31, 2022 (related to the cessation of operations at a conditioning facility in Danbury, CT, which was replaced by a new conditioning facility located at our Torrington, CT manufacturing facility). There were no impairments of property, plant and equipment for the years ended October 31, 2024 and 2023.

Depreciation expense for property, plant and equipment was $8.0 million, $5.1 million and $5.8 million for the years ended October 31, 2024, 2023 and 2022, respectively.

Note 9. Goodwill and Intangible Assets

As of October 31, 2024 and 2023, the Company had goodwill of $4.1 million and intangible assets of $14.8 million and $16.1 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Inc. and the 2019 Bridgeport Fuel Cell Project acquisition.

The Versa Inc. acquisition intangible asset represents indefinite-lived IPR&D for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. The Company completed its annual impairment analysis of goodwill and IPR&D assets as of July 31, 2024. The Company performed a qualitative analysis for fiscal year 2024 and determined that there was no impairment of goodwill or the indefinite-lived intangible asset. Additionally, there were no impairments of goodwill or the indefinite-lived intangible asset during fiscal years 2023 and 2022.

Amortization expense for the Bridgeport Fuel Cell Project-related intangible asset was $1.3 million for each of the years ended October 31, 2024, 2023 and 2022.

The following tables summarize the Company’s intangible assets as of October 31, 2024 and 2023 (in thousands):

As of October 31, 2024	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(7,133)	5,187
Total	$21,912	$(7,133)	$14,779

As of October 31, 2023	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(5,836)	6,484
Total	$21,912	$(5,836)	$16,076

Amortization expense is recorded on a straight-line basis and future amortization expense will be $1.3 million per year until the Bridgeport PPA is fully amortized.

Note 10. Accrued Liabilities

Accrued liabilities as of October 31, 2024 and 2023 consisted of the following (in thousands):

	October 31,	October 31,
	2024	2023
Accrued payroll and employee benefits (1)	$9,808	$7,752
Consideration payable to a customer (2)	2,515	3,958
Accrued service agreement and PPA costs (3)	10,574	10,742
Accrued legal, taxes, professional and other	5,230	3,861
Accrued severance costs (4)	2,235	-
Accrued liabilities	$30,362	$26,313
(1)	The balance in this account represents accrued payroll, payroll taxes and accrued bonus for both periods. The increase in the account balance relates to an increase in accrued bonus as of October 31, 2024.
(2)	The balance represents the net amount due to Toyota as an accrued liability which will be reduced over time based on the performance under the terms of the Toyota HPPA.
(3)	Accrued service agreement costs include loss accruals on service contracts of $9.0 million as of October 31, 2024, which decreased from $9.5 million as of October 31, 2023. The decrease is the result of changes in estimates regarding timing of future module exchanges and future module replacement costs. The accruals for performance guarantees on service agreements and PPAs increased from $1.2 million as of October 31, 2023 to $1.5 million as of October 31, 2024.
(4)	Accrued severance costs represent amounts accrued relating to restructuring activities and workforce reductions that occurred in September 2024. Refer to Note 4. “Restructuring” for more information about the restructuring.

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

Operating lease expense for the year ended October 31, 2024 was $1.4 million. Operating lease expense for each of the years ended October 31, 2023 and 2022 was $1.5 million. As of October 31, 2024, the weighted average remaining lease term (in years) was approximately 16 years and the weighted average discount rate was 6.9%. Lease payments made during the years ended October 31, 2024, 2023 and 2022 totaled $1.3 million, $1.2 million, and $1.4 million, respectively.

As of October 31, 2024, undiscounted maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
Due Year 1	$1,361
Due Year 2	1,374
Due Year 3	1,407
Due Year 4	1,375
Due Year 5	795
Thereafter	11,923
Total undiscounted lease payments	18,235
Less imputed interest	(8,534)
Total discounted lease payments	$9,701

Note 12. Debt

Debt as of October 31, 2024 and 2023 consisted of the following (in thousands):

	October 31,	October 31,
	2024	2023
Export-Import Bank of the United States Financing Facility	$10,104	$—
Liberty Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	5,825	—
Connecticut Green Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	2,689	—
Connecticut Green Bank Loan (Derby Subordinated Back Leverage Loan Facility)	3,500	—
Connecticut Green Bank Loan (Groton Subordinated Back Leverage Loan Facility)	8,000	8,000
Liberty Bank Term Loan Agreement (Groton Senior Back Leverage Loan Facility)	5,437	5,876
Amalgamated Bank Loan (Groton Senior Back Leverage Loan Facility)	5,420	5,873
Finance obligation for sale-leaseback transactions	18,811	18,814
State of Connecticut Loan	6,024	6,908
Finance lease obligations	—	12
OpCo Financing Facility	70,067	77,510
Deferred finance costs	(4,215)	(3,526)
Total debt and finance obligations	131,662	119,467
Current portion of long-term debt and finance obligations	(15,924)	(10,067)
Long-term debt and finance obligations	$115,738	$109,400

Aggregate annual principal payments under our loan agreements, finance obligation, and finance lease obligations for the years subsequent to October 31, 2024 are as follows (in thousands):

Year 1	$14,440
Year 2	14,759
Year 3	10,930
Year 4	12,237
Year 5	11,305
Thereafter (1)	61,659
$125,330
(1)	The annual principal payments included above only include sale-leaseback payments whereas the difference between debt outstanding as of October 31, 2024 and the annual principal payments represent accreted interest and amounts included in the finance obligation that exceed required principal payments.

EXIM Financing

On October 31, 2024, the Company closed on a project debt financing transaction with the Export-Import Bank of the United States (“EXIM”) to support the Company’s obligations under the LTSA with GGE, pursuant to which the Company is to supply GGE with forty-two 1.4-megawatt upgraded carbonate fuel cell modules to replace existing units at GGE’s Hwaseong Baran Industrial Complex. In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $10.1 million. Interest accrues at a fixed interest rate of 5.81%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which is due in January of 2025. After payment of customary fees and transaction costs, net proceeds were approximately $9.2 million.

The credit agreement between the Company and EXIM contains certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type. In addition, the Company is required to maintain, throughout the term of the credit agreement, a minimum cash balance of $100.0 million. For the purposes of this credit agreement, cash is defined as the sum of unrestricted cash plus all short-term (but no longer than three months), marketable United States Treasury instruments (as measured based on the maturity amount of each instrument).

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

OpCo Financing Facility

On May 19, 2023, FuelCell Energy Opco Finance 1, LLC (“OpCo Borrower”), a wholly owned subsidiary of FCEF, which, in turn, is a wholly owned subsidiary of FuelCell Energy, Inc. (“Parent”), entered into a Financing Agreement (as amended, the “Financing Agreement”) with, by and among Investec Bank plc in its capacities as a lender (“Investec Lender”), administrative agent (“Administrative Agent”), and collateral agent (“Collateral Agent”); Investec, Inc. as coordinating lead arranger and sole bookrunner; Bank of Montreal (Chicago Branch) in its capacity as a lender (“BMO Lender”) and as mandated lead arranger; and each of Liberty Bank, Amalgamated Bank and Connecticut Green Bank as lenders (collectively with Investec Lender and BMO Lender, the “Lenders”) for a term loan facility in an amount not to exceed $80.5 million (the “Term Loan Facility” and such term loan, the “Term Loan”) and a letter of credit facility in an amount not to exceed $6.5 million (the “LC Facility” and together with the Term Loan Facility, the “OpCo Financing Facility”).

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

Upon closing, on May 19, 2023, OpCo Borrower entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement, which collateral is described below. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly, with the resulting gains/losses recorded to other income/expense. The fair value adjustments for the years ended October 31, 2024 and 2023 resulted in a loss of $3.1 million and a gain of $3.3 million, respectively.

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

At the closing (the “Groton Closing”) of each of the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility, which occurred simultaneously on August 18, 2023 (the “Groton Closing Date”), the entire amount of each of the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility was drawn down in the aggregate amount of $20.0 million.  After payment of fees and transaction costs (including fees to the Groton Back Leverage Lenders and legal costs) of approximately $0.4 million in the aggregate, the remaining proceeds of approximately $19.6 million were used as follows: (i) approximately $1.7 million was used to fund debt service reserve accounts (“DSCR Reserve Accounts”) for the Groton Senior Back Leverage Lenders in equal amounts of approximately $0.83 million for Liberty Lender and approximately $0.83 million for Amalgamated Lender; (ii) approximately $6.5 million was used to fund operations and maintenance and module replacement reserve accounts for the Groton Senior Back Leverage Lenders in equal amounts of approximately $3.25 million for Liberty Lender and approximately $3.25 million for Amalgamated Lender; (iii) approximately $0.3 million was used to fund a DSCR Reserve Account for the Groton Subordinated Back Leverage Lender; and (iv) the remaining amount of approximately $11.1 million was released to Parent from the Groton Back Leverage Lenders. As discussed in additional detail below, simultaneous with the Groton Closing, a portion of the proceeds were used to: (a) make Output Shortfall Payments (which are cash payments required to be made by the Groton Project Company in the event that the Groton Project produces electricity in any year less than the minimum required amount for such year) totaling approximately $1.3 million, which were deposited into a payment reserve account, and (b) pay approximately $3.0 million to Connecticut Green Bank, which represented payment, in full, of all outstanding obligations under Parent’s loan agreement with Connecticut Green Bank. After taking into account such Output Shortfall Payments and such payment to Connecticut Green Bank, approximately $6.8 million was classified as unrestricted cash on the Company’s Consolidated Balance Sheet.

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

Finance obligations for sale-leaseback agreements

Several of the Company’s project subsidiaries previously entered into sale-leaseback agreements with PNC and Crestmark for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power.  The Company did not recognize as revenue any of the proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as finance obligations. The outstanding finance obligation balance as of both October 31, 2024 and 2023 was $18.8 million. The outstanding finance obligation for the remaining leases as of October 31, 2024 includes $10.5 million in excess of future required payments which represents imputed interest, not including amounts for the potential repurchase price of the project assets which is based on fair value. The sale-leaseback arrangements with Crestmark include a purchase right for the greater of fair market value or 31% of the purchase price.

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

If, as a result of the Job Audit, the Commissioner were to determine that the Company had met the amended Employment Obligation and had created an additional 91 full-time employment positions, for a total of 629 full-time employees, the Company would be eligible to receive a credit in the amount of $2.0 million, which would be applied against the then-outstanding principal balance of the loan. Upon application of such credit, the Commissioner would recalculate the monthly payments of principal and interest such that such monthly payments would amortize the then remaining principal balance over the remaining term of loan. However, based on the Company’s headcount as of October 31, 2024, it did not meet the amended Employment Obligation and will not receive this credit.

A Job Audit will be performed within 90 days of the Target Date of October 31, 2024. Because the Company did not meet the amended Employment Obligation, an accelerated payment penalty will be assessed in an amount equal to $14,225.00 multiplied by the number of full-time employment positions below the number of positions required by the amended Employment Obligation. Such penalty will be immediately payable upon the determination by the Commissioner that the Company has failed to meet the amended Employment Obligation and will be applied first to accelerate the payment of any outstanding fees, penalties or interest due and then to accelerate the payment of the outstanding principal balance of the loan. The Company estimates that it had an average of 389 employees over the applicable 24 consecutive month period. As a result, $2.1 million of the loan has been reclassified to current, which represents the expected accelerated payment penalty amount. As of October 31, 2024, the Company had not been formally assessed a penalty but since there are no fees, penalties or interest due, any accelerated payment penalty assessed will be applied to the outstanding principal balance of the loan and not result in any charges to the Statement of Operations.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Deferred Finance Costs

As of October 31, 2024, deferred finance costs related primarily to sale-leaseback transactions entered into with Crestmark, which are being amortized over the 10-year terms of the lease agreements, and payments under the EXIM Financing, the Derby Back Leverage Financing, the OpCo Financing Facility, the Groton Senior Back Leverage Loan Facility, and the Groton Subordinated Back Leverage Loan Facility, which are being amortized using the effective interest rate method. Any deferred finance costs remaining during fiscal year 2023 which related to the debt payoffs mentioned above were written off as a loss on extinguishment of finance obligations and debt.

Note 13. Stockholders’ Equity and Warrant Liabilities

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

2022 Open Market Sale Agreement and Amended Sales Agreement

On July 12, 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sales Agreement”) with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell up to 3.2 million shares of the Company’s common stock. Pursuant to the 2022 Sales Agreement, the Company was required to pay and did pay each Agent a commission equal to 2.0% of the gross proceeds from each sale of shares made by such Agent under the 2022 Sales Agreement.

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

From the date of the Amended Sales Agreement through October 31, 2024, approximately 5.3 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $17.93 per share, resulting in gross proceeds of approximately $95.1 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $92.6 million after deducting sales commissions totaling approximately $1.9 million and fees totaling approximately $0.6 million.

During the year ended October 31, 2023, approximately 1.5 million shares were sold under the 2022 Sales Agreement at an average sale price of $67.49 per share, resulting in gross proceeds of approximately $99.7 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $97.4 million after deducting sales commissions and fees totaling approximately $2.3 million.

As of October 31, 2024, approximately $204.9 million of shares remained available for sale under the Amended Sales Agreement.

On December 27, 2024, the Company entered into Amendment No. 2 to the Amended Sales Agreement, which removes certain representations and warranties relating to the Company’s status as a well-known seasoned issuer.

Note 14. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (referred to herein as Series B Preferred Stock) in March 2005.

Redeemable Series B Preferred Stock

The Company has designated 105,875 shares of its authorized preferred stock as Series B Preferred Stock (liquidation preference $1,000.00 per share). As of October 31, 2024 and 2023, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. The following is a summary of certain terms of the Series B Preferred Stock.

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

The dividends on the Series B Preferred Stock will be paid in cash, unless a registered holder elects (pursuant to the procedures set forth in the Series B Certificate of Designation) to receive such dividends in shares of the Company’s common stock. Any such shares of common stock paid in lieu of cash dividends will be treated as restricted securities and will not be transferable by the recipient thereof except pursuant to an effective registration statement or pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Dividends of $3.2 million were paid in cash during each of the fiscal years ended October 31, 2024 and 2023. Cumulative declared and unpaid dividends as of October 31, 2024 and 2023 were $0.8 million.

Liquidation. The holders of Series B Preferred Stock are entitled to receive, in the event that the Company is liquidated, dissolved or wound up, whether voluntarily or involuntarily, $1,000.00 per share plus all accumulated and unpaid dividends up to but excluding the date of such liquidation, dissolution, or winding up (the “Liquidation Preference”). Until the holders of Series B Preferred Stock receive the Liquidation Preference with respect to their shares of Series B Preferred Stock in full, no payment will be made on any junior shares, including shares of the Company’s common stock. After the Liquidation Preference is paid in full, holders of the Series B Preferred Stock will not be entitled to receive any further distribution of the Company’s assets. (For the avoidance of doubt, neither the voluntary sale of all or substantially all of the Company’s assets, nor a merger involving the Company, shall be deemed to be a voluntary or involuntary liquidation, dissolution or winding up of the Company.)  As of October 31, 2024 and 2023, the issued and outstanding shares of Series B Preferred Stock had an aggregate Liquidation Preference of $64.0 million.

Conversion Rights. Each share of Series B Preferred Stock may be converted at any time, at the option of the holder, into 0.0197 shares of the Company’s common stock (which is equivalent to an initial conversion price of $50,760.00 per share) plus cash in lieu of fractional shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Series B Certificate of Designation. The conversion rate is not adjusted for accumulated and unpaid dividends. If converted, holders of Series B Preferred Stock do not receive a cash payment for all accumulated and unpaid dividends; rather, all accumulated and unpaid dividends are canceled.

The Company may, at its option, cause shares of Series B Preferred Stock to be automatically converted into that number of shares of its common stock that are issuable at the then-prevailing conversion rate. The Company may exercise its conversion right only if the closing price of its common stock exceeds 150% of the then-prevailing conversion price ($50,760.00 per share as of October 31, 2024) for 20 trading days during any consecutive 30 trading day period, as described in the Series B Certificate of Designation.

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

So long as any shares of Series B Preferred Stock remain outstanding, the Company will not, without the consent of the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at the time (voting separately as a class with all other series of preferred stock, if any, on parity with the Series B Preferred Stock upon which like voting rights have been conferred and are exercisable) issue or increase the authorized amount of any class or series of shares ranking senior to the outstanding shares of the Series B Preferred Stock as to dividends or upon liquidation. In addition, the Company will not, subject to certain conditions, amend, alter or repeal provisions of the Certificate of Incorporation, as amended, including the Series B Certificate of Designation, whether by merger, consolidation or otherwise, so as to adversely amend, alter or affect any power, preference or special right of the outstanding shares of Series B Preferred Stock or the holders thereof without the affirmative vote of not less than two-thirds of the issued and outstanding shares of Series B Preferred Stock. The amendment of the Certificate of Incorporation in October 2023 did not trigger this provision.

Note 15. Segment Information

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

Revenues, by geographic location (based on the customer’s ordering location) for the years ended October 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
United States	$86,962	$63,289	$60,290
South Korea	22,836	58,432	68,341
Europe	1,919	1,673	1,853
Canada	415	—	—
Total	$112,132	$123,394	$130,484

Long-lived assets located outside of the United States as of October 31, 2024 and 2023 are not significant individually or in the aggregate.

Note 16. Benefit Plans

We have stockholder approved equity incentive plans, a stockholder approved Employee Stock Purchase Plan and an employee tax-deferred savings plan, which are described in more detail below.

Fourth Amended and Restated 2018 Omnibus Incentive Plan

At the Company’s 2024 Annual Meeting of Stockholders held on April 4, 2024 (the “2024 Annual Meeting”), the Company’s stockholders approved the amendment and restatement of the FuelCell Energy, Inc. Third Amended and Restated 2018 Omnibus Incentive Plan (as so amended and restated, the “Fourth Amended and Restated Incentive Plan”), which had previously been approved by the Company’s Board of Directors (the “Board”), subject to stockholder approval.

The purpose of the amendment and restatement of the Third Amended and Restated 2018 Omnibus Incentive Plan was to authorize the Company to issue up to 833,333 additional shares of the Company’s common stock pursuant to awards under the Fourth Amended and Restated Incentive Plan.

Following the approval of the amendment and restatement (and therefore the Fourth Amended and Restated Incentive Plan) by the Company’s stockholders at the 2024 Annual Meeting, the Fourth Amended and Restated Incentive Plan provides the Company with the authority to issue a total of 1,444,444 shares of the Company’s common stock. The Fourth Amended and Restated Incentive Plan authorizes grants of stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), shares, performance shares, performance units, incentive awards and dividend equivalent units to officers, other employees, directors, consultants and advisors.  Up to 61,111 shares of the Company’s common stock may be issued pursuant to the exercise of incentive stock options. Stock options, RSAs, RSUs and SARs have restrictions as to transferability. Stock option exercise prices are fixed by the Board but shall not be less than the fair market value of our common stock on the date of the grant. SARs may be granted in conjunction with stock options. The Board or the administrator of the Fourth Amended and Restated Incentive Plan may terminate the Fourth Amended and Restated Incentive Plan at any time.  No award may be granted under the Fourth Amended and Restated Plan after the tenth anniversary of the approval of the Fourth Amended and Restated Plan by stockholders at the 2024 Annual Meeting.

Of the 1,444,444 shares of the Company’s common stock authorized to be issued under the Fourth Amended and Restated Incentive Plan as of October 31, 2024, 754,518 remained available for grant as of October 31, 2024. Of the shares remaining available for grant, the Company had reserved, for potential future grant, up to 146,397 performance stock units if maximum performance is achieved.

Amended and Restated 2018 Employee Stock Purchase Plan

At the 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”), the Company’s stockholders approved the amendment and restatement of the FuelCell Energy, Inc. 2018 Employee Stock Purchase Plan (as so amended and restated, the “Amended and Restated ESPP”), which had previously been approved by the Board, subject to stockholder approval.

The purpose of the amendment and restatement of the 2018 Employee Stock Purchase Plan was to authorize the Company to issue up to 16,666 additional shares of the Company’s common stock under the Amended and Restated ESPP.

Following the approval of the amendment and restatement (and therefore the Amended and Restated ESPP) by the Company’s stockholders at the 2023 Annual Meeting, the Amended and Restated ESPP provided the Company with the authority to issue a total of 18,055 shares of the Company’s common stock.  The Amended and Restated ESPP also increased the limit on the number of shares of the Company’s common stock that any individual participant may purchase during an offering period to 33 shares.

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

The ESPP activity for the years ended October 31, 2024, 2023 and 2022 was de minimis.

Long-Term Incentive Plans

The Company’s Board periodically approves Long Term Incentive Plans which include performance-based awards tied to the Company’s common stock price as well as time-vesting awards. None of the awards granted as part of Long-Term Incentive Plans include any dividend equivalent or other stockholder rights. To the extent the awards are earned, they may be settled in shares or cash of an equivalent value at the Company’s option. These plans are further described below.

Fiscal Year 2024 Long-Term Incentive Plan Awards:

On December 11, 2023, the Compensation Committee of the Board (now known as the Compensation and Leadership Development Committee) (the “Compensation Committee”) approved the specific components of, and the payout calibration for, certain awards to be made under the Company’s Long Term Incentive Plan (which is a sub-plan consisting of awards made under the Company’s 2018 Omnibus Incentive Plan, as amended and restated (the “2018 Incentive Plan”)) for fiscal year 2024.  The participants in the Plan for fiscal year 2024 are members of senior management. The Plan consists of two award components for fiscal year 2024:

1)	Relative Total Shareholder Return (“TSR”) Performance Share Units (“PSU”). The PSUs granted during the year ended October 31, 2024 will be earned over the performance period ending on October 31, 2026, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR PSUs is the TSR of the Company relative to the TSR of the Russell 2000 from November 1, 2023 through October 31, 2026. The Compensation Committee of the Board established the performance assessment criteria for the relative TSR PSUs as the TSR of the Company relative to the TSR of the Russell 2000, with the award calibration being 100% plus or minus 0.5x the difference between the Company’s TSR and the Russell 2000 Index composite TSR. The award is capped at 200% of the target number of PSUs, and the award is further capped at 100% of the target number of PSUs if the Company’s absolute TSR over the performance period is negative. The Company’s TSR is calculated by subtracting the Company’s beginning stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2023) from the ending stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2026), adding any dividends during the period, and then dividing the result by the Company’s beginning stock price. Given that the performance period is still open, the Company has reserved shares equal to 200% of the target number of PSUs, subject to performance during the remaining performance period as well as vesting based on continued service until December 11, 2026 (the third anniversary of the grant date).
2)	Time-vesting RSUs. The time-vesting RSUs granted during the year ended October 31, 2024 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant.

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

Fiscal Year 2022 Long Term Incentive Plan:

On December 10, 2021, the  Board approved a Long-Term Incentive Plan for fiscal year 2022 (the “FY 2022 LTI Plan”) as a sub-plan consisting of awards made under the 2018 Incentive Plan. The participants in the FY 2022 LTI Plan are members of senior management. The FY 2022 LTI Plan consists of two award components:

1)	Relative TSR PSU awards. The PSUs granted during the year ended October 31, 2022 were earned over the performance period ended on October 31, 2024, but remained subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR performance units was the TSR of the Company relative to the TSR of the Russell 2000 from November 1, 2021 through October 31, 2024. The Compensation Committee established the performance assessment criteria for the relative TSR PSUs as the TSR of the Company relative to the TSR of the Russell 2000, with the award calibration being 100% plus or minus 0.5x the difference between the Company’s TSR and the Russell 2000 Index composite TSR. The award was capped at 200% of the target number of PSUs, and the award was further capped at 100% of the target number of PSUs if the Company’s absolute TSR over the performance period was negative. The Company’s TSR was calculated by subtracting the Company’s beginning stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2021) from the ending stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2024), adding any dividends during the period, and then dividing the result by the Company’s beginning stock price. On November 17, 2024, based on the calculations described above, the Compensation Committee certified awards at 52.665% of the target amount, subject to continued service until December 10, 2024 (the third anniversary of the grant date).
2)	Time-vesting restricted stock units. The time-vesting RSUs granted during the year ended October 31, 2022 vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant.

Other Equity Incentive Plans

The Company’s 2010 Equity Incentive Plan remains in effect only to the extent of awards outstanding under the plan as of October 31, 2024.

Share-Based Compensation

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Year Ended October 31,
	2024	2023	2022
Cost of revenues	$1,460	$1,502	$706
Administrative and selling expense	8,583	8,657	5,418
Research and development expense	1,428	1,429	456
	$11,471	$11,588	$6,580

Restricted Stock Units Including Performance Based Awards

The following table summarizes our RSU and PSU activity for the year ended October 31, 2024:

Restricted Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2023	217,947	$151.89
Granted - time-vesting RSUs	313,883	38.13
Granted - PSUs	109,146	48.90
Vested	(76,420)	210.12
Forfeited	(47,995)	67.96
Outstanding as of October 31, 2024	516,561	$64.53

On December 11, 2023, 218,292 RSUs were awarded to senior management under the FY 2023 LTI Plan, which included 109,146 PSUs and 109,146 time-based vesting RSUs. The 109,146 PSUs granted during the three months ended January 31, 2024 were contingent upon approval by the Company’s stockholders of additional authorized shares under the  2018 Incentive Plan, which approval was obtained at the 2024 Annual Meeting. The PSUs and time-based vesting RSUs are expensed over the three-year service period.

In addition to the awards granted to senior management, during the year ended October 31, 2024, the Board also granted a total of 204,737 time-based vesting RSU awards to certain salaried employees to promote ownership of the Company’s equity and retention. The time-based vesting RSUs granted during the year ended October 31, 2024 vest at a rate of one-third of the total number of RSUs granted on each of the first three anniversaries of the date of grant.

PSUs are issued assuming participants achieve 100% target performance. The Company also reserves additional shares assuming the maximum performance targets are met. As of October 31, 2024, the Company had reserved an additional 5,849 shares for potential issuance under the FY 2022 LTI Plan, an additional 35,539 shares for potential issuance under the FY 2023 LTI Plan, and an additional 105,009 shares for potential issuance under the Long Term Incentive Plan for awards made in fiscal year 2024.

RSU and PSU expense is based on the fair value of the award at the date of grant and is amortized over the vesting period, which is generally over 3 or 4 years.

As of October 31, 2024, total unrecognized compensation cost related to RSUs and PSUs was $14.3 million, which is expected to be recognized over approximately the next two years on a weighted-average basis.

Stock Awards

During the years ended October 31, 2024, 2023 and 2022, we awarded 6,651, 3,454 and 2,562 shares, respectively, of fully vested, unrestricted common stock to the independent members of our Board as a component of Board compensation, which resulted in recognizing $0.2 million of expense for each of the years ended October 31, 2024, 2023 and 2022.

Employee Tax-Deferred Savings Plans

We offer a 401(k) plan (the “401(k) Plan”) to all full time employees that provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the U.S. Internal Revenue Service (“IRS”). Employee contributions are fully vested when made. Under the 401(k) Plan, there is no option available to the employee to receive or purchase our common stock. Matching contributions of 2% under the 401(k) Plan aggregated $1.3 million, $1.1 million, and $0.5 million for the years ended October 31, 2024, 2023, and 2022, respectively.

Note 17. Income Taxes

The components of loss before income taxes for the years ended October 31, 2024, 2023, and 2022 were as follows (in thousands):

	2024	2023	2022
U.S.	$(140,713)	$(95,910)	$(145,439)
Foreign	(16,040)	(11,565)	(974)
Loss before income taxes	$(156,753)	$(107,475)	$(146,413)

The Company recorded an income tax provision totaling $0.03 million, $0.6 million and $0.8 million for the years ended October 31, 2024, 2023 and 2022, respectively. The income tax expense primarily relates to foreign income and withholding taxes in South Korea.

Franchise tax expense, which is included in administrative and selling expenses, was $0.5 million, $0.9 million and $1.0 million for the years ended October 31, 2024, 2023 and 2022, respectively.

The reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Statutory federal income tax rate	(21.0)%	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of Federal benefits	(4.4)%	(3.2)%	(3.6)%
Foreign withholding tax	0.1%	0.5%	0.6%
Net operating loss expiration, impairment and true-ups	(1.1)%	6.1%	8.7%
Nondeductible expenditures	0.2%	2.1%	1.4%
Change in tax rates	(0.4)%	2.8%	0.3%
Other, net	0.3%	0.6%	0.7%
Deferred only adjustment	(0.4)%	(0.1)%	(0.1)%
Valuation allowance	26.8%	12.7%	13.6%
Effective income tax rate	0.1%	0.5%	0.6%

Our deferred tax assets and liabilities consisted of the following as of October 31, 2024 and 2023 (in thousands):

	2024	2023
Deferred tax assets:
Compensation and benefit accruals	$7,344	$6,026
Bad debt and other allowances	2,695	1,945
Capital loss and tax credit carry-forwards	16,296	14,701
Net operating losses (domestic and foreign)	170,780	139,900
Deferred license revenue	871	1,148
Accumulated depreciation	15,969	14,051
Grant revenue	210	323
Excess business interest	5,860	6,406
Operating lease liabilities	1,840	1,879
Capitalized research and development	18,305	9,729
Mark-to-market	1,702	987
Other	150	4
Gross deferred tax assets:	242,022	197,099
Valuation allowance	(228,139)	(193,477)
Deferred tax assets after valuation allowance	13,883	3,622
Deferred tax liability:
Net loss attributable to noncontrolling interests	(7,567)	—
In process research and development	(2,322)	(2,293)
Right of use assets	(1,556)	(1,600)
Other	(2,745)	(9)
Net deferred tax liability	$(307)	$(280)

We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes significant uncertainty exists surrounding the recoverability of the deferred tax assets. As a result, we recorded a valuation allowance against our net deferred tax assets. As of October 31, 2024, we had $1.06 billion of federal net operating loss (“NOL”) carryforwards, $549.0 million of which expire in the fiscal years 2025 through 2037, and $506.0 million of which do not expire. Due to limitations on the Company’s ability to utilize the federal NOL carryforwards, the Company has only recognized $588.0 million for financial statement purposes. As of October 31, 2024, we also had $585.1 million of state NOL carryforwards that expire in the fiscal years 2025 through 2043. Additionally, as of October 31, 2024, we had $13.7 million of state tax credits available that will expire from tax years 2025 through 2043.

During the 2020 tax year, the Company experienced an “ownership change” as defined by Internal Revenue Code Section 382. As a result, the utilization of federal and state NOLs generated prior to October of 2020 is subject to limitation and a reduction was made in fiscal year 2020 to the carrying balance of the federal and state NOLs to reflect the future limitation on utilization. The Company has updated its analysis of potential ownership changes through October 31, 2024 and concluded that no additional ownership changes have occurred subsequent to October 2020.  In addition, the acquisition of Versa Power Systems Ltd. in fiscal year 2013 triggered a Section 382 ownership change at the level of Versa Power Systems Ltd. which will limit the future usage of some of the federal and state NOLs that we acquired in that transaction. Accordingly, a valuation allowance has been recorded against the deferred tax asset associated with these attributes to reflect the future limitation on utilization.

The Company’s financial statements reflect expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction) presuming the taxing authorities’ full knowledge of the position and all relevant facts.

The Company did not have any unrecognized tax benefits as of October 31, 2024 and 2023. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes; however, because of our significant NOLs, no provision for interest or penalties has been recorded.

We file income tax returns in the U.S. and certain states, primarily Connecticut, California and New York, as well as income tax returns required internationally for South Korea, Germany, Japan and Canada. We are open to examination by the IRS and various states in which we file for fiscal year 2004 to the present.

Note 18. Loss Per Share

Basic loss per common share (“EPS”) are generally calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS is generally calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents.

The calculation of basic and diluted EPS for the years ended October 31, 2024, 2023 and 2022 was as follows (amounts in thousands, except share and per share amounts):

	Year Ended October 31,
	2024	2023	2022
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(126,009)	$(107,568)	$(142,722)
Series B preferred stock dividends	(3,200)	(3,200)	(3,200)
Net loss attributable to common stockholders	$(129,209)	$(110,768)	$(145,922)
Denominator
Weighted average common shares outstanding – basic	16,505,257	13,991,593	12,771,305
Effect of dilutive securities (1)	-	-	—
Weighted average common shares outstanding – diluted	16,505,257	13,991,593	12,771,305
Net loss to common stockholders per share – basic	$(7.83)	$(7.92)	$(11.43)
Net loss to common stockholders per share – diluted (1)	$(7.83)	$(7.92)	$(11.43)
(1)	Due to the net loss to common stockholders in each of the years presented above, diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. As of October 31, 2024, 2023 and 2022, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	October 31,	October 31,	October 31,
	2024	2023	2022
Outstanding options to purchase common stock	574	610	674
Unvested Restricted Stock Units	516,561	218,105	84,029
5% Series B Cumulative Convertible Perpetual Preferred Stock	1,261	1,261	1,261
Total potentially dilutive securities	518,396	219,976	85,965

Note 19. Restricted Cash

As of October 31, 2024 and 2023, there was $60.8 million and $49.6 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	October 31,	October 31,
	2024	2023
Cash Restricted for Outstanding Letters of Credit (1)	$14,152	$14,152
Cash Restricted for Crestmark Sale-Leaseback Transactions	2,908	2,901
Debt Service and Performance Reserves related to OpCo Financing Facility	24,721	19,698
Debt Service and Performance Reserves related to the Senior and Subordinated Back Leverage Loan Facilities	12,869	9,294
Other	6,100	3,579
Total Restricted Cash	60,750	49,624
Restricted Cash and Cash Equivalents – Short-Term (2)	(12,161)	(5,159)
Restricted Cash and Cash Equivalents – Long-Term	$48,589	$44,465
(1)	Letters of credit outstanding as of October 31, 2024 expire on various dates through October 2029.
(2)	Short-term restricted cash and cash equivalents are amounts expected to be released and categorized as unrestricted cash within twelve months of the balance sheet date.

Note 20. Commitments and Contingencies

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

Project Fuel Exposure

Certain of our PPAs for project assets in our generation operating portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and the initial two years of the twenty year hydrogen power purchase agreement for our Toyota project (through May of 2025); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby and Yaphank project assets and further charges for the Toyota project asset.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fourth quarter of fiscal year 2023 for one contract and the second quarter of fiscal year 2024 for other contracts, which resulted in a change to mark-to-market accounting. The Company recorded a mark-to-market net loss of $6.9 million and a mark-to-market net gain of $4.1 million associated with the natural gas contract derivatives for the years ended October 31, 2024 and 2023, respectively. The Company has recorded derivative assets within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $1.2 million and $4.1 million as of October 31, 2024 and October 31, 2023, respectively. The Company has recorded derivative liabilities within long-term debt and other liabilities on the Consolidated Balance Sheets, which had an estimated fair value of $4.0 million and $0 as of October 31, 2024 and October 31, 2023, respectively. The natural gas contract derivatives are classified as Level 2 financial assets/liabilities since the values can be determined based on readily observable inputs for underlying natural gas forward prices.

Other

As of October 31, 2024, the Company had unconditional purchase commitments aggregating $90.8 million, for materials, supplies and services in the normal course of business.

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

Note 21. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	Year Ended October 31,
	2024	2023	2022
Cash interest paid	$6,796	$3,088	$1,556
Income taxes paid	16	6	2
Noncash financing and investing activity:
Noncash reclassifications between inventory and project assets	4,586	1,987	1,260
Noncash reclassifications from inventory to fixed assets	—	—	1,552
Noncash reclassifications from other assets to project assets	—	—	2,375
Director stock compensation	159	225	305
Accrued noncontrolling interest distribution	—	148	—
Addition of operating lease liabilities	395	1,952	—
Addition of operating lease right-of-use assets	395	1,952	—
Noncash reduction in basis of project assets	—	6,330	—
Accrued purchase of fixed assets, cash paid to be paid in subsequent period	2,958	1,646	4,396
Accrued purchase of project assets, cash to be paid in subsequent period	269	4,515	6,444

Note 22. Subsequent Events

Global Restructuring

On November 15, 2024, the Company announced a global restructuring of its operations in the U.S., Canada and Germany that aims to reduce operating costs, realign resources toward advancing the Company’s core technologies, and protect the Company’s competitive position amid slower-than-expected investments in clean energy. In connection with the restructuring plan, the Company reduced its workforce by approximately 13% or 75 employees in November 2024.

The actions under the restructuring plan are expected to be substantially completed by the end of the first quarter of fiscal year 2025. In connection with the restructuring plan and workforce reduction, the Company estimates it will incur aggregate restructuring-related costs and charges of approximately $1.7 million to $2.0 million in cash costs related to severance payments and other employee termination benefits. These charges are expected to be recorded in the first quarter of fiscal year 2025.

Groton Tax Equity Financing Transaction

During the first quarter of fiscal year 2025, on December 12, 2024 the Company closed on the second annual funding related to the tax equity financing for the Groton Project. The Company achieved all conditions precedent required for the second annual funding from East West Bank under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution which will be recorded as noncontrolling interest on the Consolidated Balance Sheets.

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

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the Company’s internal control over financial reporting as of October 31, 2024, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of October 31, 2024 based on the specified criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.OTHER INFORMATION

(a) On December 27, 2024, the Company entered into Amendment No. 2 to the Amended Sales Agreement, which removes certain representations and warranties relating to the Company’s status as a well-known seasoned issuer.

The foregoing description of Amendment No. 2 to the Amended Sales Agreement is qualified in its entirety by reference to the full text of Amendment No. 2 to the Amended Sales Agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.

For additional information regarding the Amended Sales Agreement, please see the “Liquidity and Capital Resources” subsection of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

(b) During the three months ended October 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10, with respect to our executive officers, is included in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers”. The other information required by this Item 10 is incorporated by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

Our board of directors has adopted a Code of Ethics (the “Code”), which applies to the board of directors, named executive officers, and all employees. The Code provides a statement of certain fundamental principles and key policies and procedures that govern the conduct of our business. The Code covers all major areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business. As required by the Sarbanes-Oxley Act of 2002, our Audit, Finance and Risk Committee has procedures to receive, retain, investigate and resolve complaints received regarding our accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Code can be found in the Corporate Governance sub-section of the section entitled “Investors” on our website at www.fuelcellenergy.com. We intend to disclose any changes in, or waivers from, the Code by posting such information on the same website or by filing a Current Report on Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or Nasdaq.

Item 11.EXECUTIVE COMPENSATION

Information required under this Item 11 is incorporated by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item 12 is incorporated by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

Equity Compensation Plan Information

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the fiscal year ended October 31, 2024.

	Number of		Number of
	Common		securities
	Shares to	Weighted-	remaining
	be issued	average	available for
	upon	exercise	future
	exercise of	price of	issuance
	outstanding	outstanding	under equity
	options and	options and	compensation
Plan Category	rights	rights	plans
Equity compensation plans approved by security holders:
Equity incentive plans (1)	574	$1,302.17	607,453
Employee stock purchase plan	—	—	11,562
Total	574	$1,302.17	619,015
(1)	Includes the Company’s 2018 Omnibus Incentive Plan, as amended and restated.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item 13 is incorporated by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item 14 is incorporated by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

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

3.18

Certificate of Amendment of the Certificate of Incorporation of FuelCell Energy, Inc., effective November 8, 2024 (incorporated by reference to Exhibit 3.1 to the Company Current Report on Form 8-K filed on November 7, 2024).

3.19	Third Amended and Restated By-Laws of the Company, effective as of September 3, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 4, 2024).

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

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

10.19	*Form of Restricted Stock Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 5, 2018).

10.20	*Form of Restricted Stock Unit Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 5, 2018).

10.21	*Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 8, 2018).

10.22	*Form of Option Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 5, 2018).

Exhibit No.	Description

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

10.44

*Second Amendment, dated as of January 19, 2021, to the Employment Agreement, effective as of August 26, 2019, between FuelCell Energy, Inc. and Jason B. Few (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2021).

10.45

Open Market Sale AgreementSM between FuelCell Energy, Inc. and Jefferies LLC and Barclays Capital Inc., dated June 11, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2021).

10.46

*Employment Agreement, dated August 2, 2021, between Joshua Dolger and FuelCell Energy, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2021).

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

10.50

*Employment Agreement, dated as of March 31, 2022 and effective as of April 18, 2022, by and between FuelCell Energy, Inc. and Mark Feasel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2022).

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

Exhibit No.	Description

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

10.64

*FuelCell Energy, Inc. Fourth Amended and Restated 2018 Omnibus Incentive Plan, effective as of April 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 4, 2024).

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

Exhibit No.	Description

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

10.87

Lease Amending Agreement, dated September 25, 2023, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2023, filed on December 19, 2023).

10.88

Amendment No. 1 to Credit Agreement, dated as of October 23, 2023, between Connecticut Green Bank (as administrative agent and lender party) and FuelCell Energy Finance HoldCo, LLC. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2023, filed on December 19, 2023).

10.89

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Performance Share Award Agreement (Relative TSR – Contingent Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2023).

10.90

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

10.91

Amendment No. 3 to Financing Agreement, dated as of April 29, 2024, between FuelCell Energy Opco Finance 1, LLC (as Borrower), Investec Bank plc (as Administrative Agent and Lender), Liberty Bank (as Lender), Bank of Montreal (as Lender), Amalgamated Bank (as Lender), and Connecticut Green Bank (as Lender) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 10, 2024).

10.92

Amendment to Credit Agreement, dated May 2, 2024, between FuelCell Energy Finance Holdco, LLC (as Borrower) and Liberty Bank (as Administrative Agent and Lender) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 10, 2024).

10.93	Amendment No. 2 to Credit Agreement, dated May 2, 2024, among FuelCell Energy Finance Holdco, LLC (as Borrower) and Connecticut Green Bank (as Administrative Agent and Lender) (incorporated

Exhibit No.	Description

by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on June 10, 2024).

10.94

Amendment No. 5 to Joint Development Agreement between FuelCell Energy, Inc. and ExxonMobil Technology and Engineering Company, executed and effective as of March 31, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2024).

10.95

Amendment No. 1 to Open Market Sale Agreement among FuelCell Energy, Inc., Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC, dated April 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024).

10.96

Lease Expansion and Amending Agreement, dated August 2, 2024, between 52nd Street Business Centre, LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 5, 2024).

10.97	*Employment Separation Agreement, dated as of September 26, 2024, by and between FuelCell Energy, Inc. and Anthony Leo.
10.98

Amendment No. 2 to Open Market Sale Agreement among FuelCell Energy, Inc., Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC, dated December 27, 2024.

19	FuelCell Energy, Inc. Insider Trading Policy

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97

FuelCell Energy, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2023, filed on December 19, 2023).

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
#

Filed with this Annual Report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2024 and 2023, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended October 31, 2024,

2023 and 2022, (iii) the Consolidated Statements of Changes in Equity for the fiscal years ended October 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2024, 2023 and 2022, (v) Notes to the Consolidated Financial Statements and (vi) the information included in Part II, Item 9B(b).

Item 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ Jason B. Few	Dated:	December 27, 2024
Jason B. Few
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jason B. Few Jason B. Few	President, Chief Executive Officer and Director (Principal Executive Officer)	December 27, 2024

/s/ Michael S. Bishop Michael S. Bishop	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 27, 2024

/s/ James H. England James H. England	Director – Chairman of the Board	December 27, 2024

/s/ Betsy Bingham Betsy Bingham	Director	December 27, 2024

/s/ Cynthia Hansen Cynthia Hansen	Director	December 27, 2024

/s/ Matthew Hilzinger Matthew Hilzinger	Director	December 27, 2024

/s/ Tyrone Michael (“TJ”) Jordan Tyrone Michael (“TJ”) Jordan	Director	December 27, 2024

/s/ Donna Sims Wilson Donna Sims Wilson	Director	December 27, 2024

/s/ Natica von Althann Natica von Althann	Director	December 27, 2024