Form 10-Q
period 2025-01-31
FUELCELL ENERGY INC
filed 2025-03-11
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of March 5, 2025: 21,143,772

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	January 31,	October 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$98,070	$148,133
Restricted cash and cash equivalents - short-term	12,627	12,161
Investments - short-term	110,298	109,123
Accounts receivable, net	9,242	11,751
Unbilled receivables	41,881	36,851
Inventories	125,755	113,703
Other current assets	13,365	12,736
Total current assets	411,238	444,458
Restricted cash and cash equivalents - long-term	49,725	48,589
Inventories - long-term	2,743	2,743
Project assets, net	236,693	242,131
Property, plant and equipment, net	135,251	130,686
Operating lease right-of-use assets, net	7,980	8,122
Goodwill	4,075	4,075
Intangible assets, net	14,455	14,779
Other assets	45,375	48,541
Total assets (1)	$907,535	$944,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$16,886	$15,924
Current portion of operating lease liabilities	798	807
Accounts payable	18,445	22,585
Accrued liabilities	23,553	30,362
Deferred revenue	5,192	4,226
Total current liabilities	64,874	73,904
Long-term deferred revenue	3,077	3,010
Long-term operating lease liabilities	8,691	8,894
Long-term debt and other liabilities	125,797	130,850
Total liabilities (1)	202,439	216,658
Redeemable Series B preferred stock (liquidation preference of $64,020 as of January 31, 2025 and October 31, 2024)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 1,000,000,000 shares authorized as of January 31, 2025 and October 31, 2024; 21,143,772 and 20,375,932 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively	2	2
Additional paid-in capital	2,306,879	2,300,031
Accumulated deficit	(1,669,876)	(1,641,550)
Accumulated other comprehensive loss	(1,793)	(1,561)
Treasury stock, Common, at cost (19,583 and 12,543 shares as of January 31, 2025 and October 31, 2024, respectively)	(1,268)	(1,198)
Deferred compensation	1,268	1,198
Total stockholders’ equity	635,212	656,922
Noncontrolling interests	10,027	10,687
Total equity	645,239	667,609
Total liabilities, redeemable Series B preferred stock and total equity	$907,535	$944,124
(1)	As of January 31, 2025 and October 31, 2024, the combined assets of the variable interest entities (“VIEs”) were $317,632 and $311,723, respectively, that can only be used to settle obligations of the VIEs. These assets include cash of $2,388, accounts receivable of $179, unbilled accounts receivable of $11,053, operating lease right of use assets of $1,658, other current assets of $144,873, restricted cash and cash equivalents of $734, project assets of $153,569 and other assets of $3,178 as of January 31, 2025, and cash of $2,891, accounts receivable of $674, unbilled accounts receivable of $9,479, operating lease right of use assets of $1,663, other current assets of $135,756, restricted cash and cash equivalents of $639, project assets of $157,604 and other assets of $3,018 as of October 31, 2024. The combined liabilities of the VIEs as of January 31, 2025 include short-term operating lease liabilities of $204, accounts payable of $186,240, accrued liabilities of $405, long-term operating lease liability of $2,138, derivative liability of $2,109 and other non-current liabilities of $287 and, as of October 31, 2024, include short-term operating lease liabilities of $204, accounts payable of $181,274, accrued liabilities of $341, deferred revenue of $20, derivative liabilities of $3,693, long-term operating lease liability of $2,142 and other non-current liabilities of $240.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2025	2024
Revenues:
Product	$72	$-
Service	1,848	1,617
Generation	11,346	10,493
Advanced Technologies	5,731	4,581
Total revenues	18,997	16,691
Costs of revenues:
Product	3,036	2,391
Service	1,668	1,888
Generation	15,294	20,894
Advanced Technologies	4,203	3,243
Total costs of revenues	24,201	28,416
Gross loss	(5,204)	(11,725)
Operating expenses:
Administrative and selling expenses	15,030	16,400
Research and development expenses	11,081	14,353
Restructuring expense	1,536	—
Total costs and expenses	27,647	30,753
Loss from operations	(32,851)	(42,478)
Interest expense	(2,607)	(2,338)
Interest income	2,388	4,067
Other income (expense), net	684	(3,650)
Loss before provision for income taxes	(32,386)	(44,399)
Provision for income taxes	-	-
Net loss	(32,386)	(44,399)
Net loss attributable to noncontrolling interests	(4,060)	(24,606)
Net loss attributable to FuelCell Energy, Inc.	(28,326)	(19,793)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(29,126)	$(20,593)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(1.42)	$(1.37)
Basic and diluted weighted average shares outstanding	20,501,663	15,054,568

	Three Months Ended January 31,
	2025	2024
Net loss	$(32,386)	$(44,399)
Other comprehensive loss:
Foreign currency translation adjustments	(232)	33
Total comprehensive loss	$(32,618)	$(44,366)
Comprehensive loss attributable to noncontrolling interests	(4,060)	(24,606)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(28,558)	$(19,760)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2024	20,375,932	$2	$2,300,031	$(1,641,550)	$(1,561)	$(1,198)	$1,198	$656,922	$10,687	$667,609
Sale of common stock, net of fees	690,711	—	5,892	—	—	—	—	5,892	—	5,892
Common stock issued, non-employee compensation	8,335	—	82	—	—	—	—	82	—	82
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	75,834	—	(468)	—	—	—	—	(468)	—	(468)
Share based compensation	—	—	2,142	—	—	—	—	2,142	—	2,142
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(232)	—	—	(232)	—	(232)
Adjustment for deferred compensation	(7,040)	—	—	—	—	(70)	70	—	—	—
Contributions received for the sale of noncontrolling interest	—	—	—	—	—	—	—	—	4,000	4,000
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(600)	(600)
Net Loss	—	—	—	(28,326)	—	—	—	(28,326)	(4,060)	(32,386)
Balance, January 31, 2025	21,143,772	$2	$2,306,879	$(1,669,876)	$(1,793)	$(1,268)	$1,268	$635,212	$10,027	$645,239

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2023	15,020,872	$2	$2,199,704	$(1,515,541)	$(1,672)	$(1,078)	$1,078	$682,493	$17,955	$700,448
Common stock issued, non-employee compensation	1,480	—	51	—	—	—	—	51	—	51
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	41,173	—	(926)	—	—	—	—	(926)	—	(926)
Share based compensation	—	—	2,876	—	—	—	—	2,876	—	2,876
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	33	—	—	33	—	33
Adjustment for deferred compensation	(1,480)	—	—	—	—	(51)	51	—	—	—
Contributions received from sale of noncontrolling interest	—	—	—	—	—	—	—	—	25,122	25,122
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(236)	(236)
Net Loss	—	—	—	(19,793)	—	—	—	(19,793)	(24,606)	(44,399)
Balance, January 31, 2024	15,062,045	$2	$2,200,905	$(1,535,334)	$(1,639)	$(1,129)	$1,129	$663,934	$18,235	$682,169

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(32,386)	$(44,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,142	2,876
Depreciation and amortization	9,946	8,599
Non-cash interest expense on finance obligations	601	546
Unrealized (gain) loss on derivative contracts	(2,700)	5,387
Operating lease costs	333	355
Operating lease payments	(328)	(244)
Unrealized foreign currency losses	-	59
Other, net	60	11
Decrease (increase) in operating assets:
Accounts receivable	2,509	463
Unbilled receivables	(697)	(3,048)
Inventories	(14,200)	(18,403)
Other assets	(2,000)	(1,616)
(Decrease) increase in operating liabilities:
Accounts payable	(3,334)	(6,027)
Accrued liabilities	(6,689)	(3,990)
Deferred revenue	1,033	1,164
Net cash used in operating activities	(45,710)	(58,267)
Cash flows from investing activities:
Capital expenditures	(7,060)	(10,565)
Project asset expenditures	(310)	(7,520)
Maturity of held-to-maturity debt securities	378,930	230,375
Purchases of held-to-maturity debt securities	(378,915)	(125,397)
Net cash (used in) provided by investing activities	(7,355)	86,893
Cash flows from financing activities:
Repayment of debt and finance obligations	(3,037)	(2,595)
Payment for deferred financing costs	(152)	-
Common stock issued for stock plans and related expenses	16	68
Contributions received from sale of noncontrolling interest, net of return of capital	4,000	25,122
Distribution to noncontrolling interest	(600)	(236)
Payments for taxes related to net share settlement of equity awards	(483)	(995)
Common stock issuance, net of fees	5,892	-
Payment of preferred dividends	(800)	(800)
Net cash provided by financing activities	4,836	20,564
Effects on cash from changes in foreign currency rates	(232)	33
Net (decrease) increase in cash, cash equivalents and restricted cash	(48,461)	49,223
Cash, cash equivalents and restricted cash-beginning of period	208,883	299,576
Cash, cash equivalents and restricted cash-end of period	$160,422	$348,799

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents, unrestricted	$98,070	$297,466
Restricted cash and cash equivalents - short-term	12,627	5,957
Restricted cash and cash equivalents - long-term	49,725	45,376
Total cash, cash equivalents and restricted cash	$160,422	$348,799

Supplemental cash flow disclosures:
Cash interest paid	$1,867	$1,638
Noncash financing and investing activity:
Noncash reclassifications from inventory to project assets	2,148	4,586
Accrued purchases of fixed assets, cash to be paid in subsequent period	2,398	1,162
Accrued purchases of project assets, cash to be paid in subsequent period	23	1,563

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position as of January 31, 2025 and October 31, 2024 and results of operations as of and for the three months ended January 31, 2025 and 2024 have been included. All intercompany accounts and transactions have been eliminated.

At 5:00 p.m. Eastern Time on November 8, 2024, we effected a 1-for-30 reverse stock split, reducing the number of our common shares outstanding on that date from 611,278,662 shares to approximately 20,375,932 shares. The number of authorized shares of common stock remains unchanged at 1,000,000,000 shares and the number of authorized shares of preferred stock remains unchanged at 250,000 shares. The number of shares of common stock issuable upon settlement of outstanding restricted stock unit, performance stock unit and deferred stock unit awards were reduced proportionately in connection with the reverse stock split. Additionally, the conversion rate of our Series B Preferred Stock (as defined elsewhere herein), the exercise price of all outstanding options, the number of shares of common stock issuable upon the exercise of all outstanding options, and the number of shares reserved for future issuance pursuant to our equity compensation plans and employee stock purchase plan were all adjusted proportionately in connection with the reverse stock split. All share and per share amounts, exercise prices, conversion rates and conversion prices presented herein that relate to dates or were established prior to the reverse stock split have been adjusted retroactively to reflect these changes.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The balance sheet as of October 31, 2024 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended October 31, 2024, which are contained in the Company’s Annual Report on Form 10-K previously filed with the SEC. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, lease right-of-use assets and liabilities, loss accruals on service agreements, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for credit losses, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), valuation of derivatives, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

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

As of January 31, 2025, unrestricted cash and cash equivalents totaled $98.1 million compared to $148.1 million as of October 31, 2024. During the year ended October 31, 2024 and the three months ended January 31, 2025, the Company invested in United States (U.S.) Treasury Securities. The amortized cost of the U.S. Treasury Securities outstanding totaled $110.3 million as of January 31, 2025, compared to $109.1 million as of October 31, 2024 and is classified as Investments - short-term on the Consolidated Balance Sheets.

During the first quarter of fiscal year 2025, the Company received the second annual funding from East West Bancorp, Inc. (“East West Bank”) under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the three months ended January 31, 2025 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 to the Open Market Sale Agreement, dated July 12, 2022 (the “2022 Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) (the 2022 Sales Agreement as amended, the “Amended Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300,000,000 (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Amended Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. During the first quarter of fiscal year 2025, approximately 0.7 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $9.19 per share, resulting in gross proceeds of approximately $6.3 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $5.9 million after deducting sales commissions totaling approximately $0.1 million and fees totaling approximately $0.3 million. See Note 12. “Stockholders’ Equity” for additional information regarding the 2022 Sales Agreement and the Amended Sales Agreement.

On December 27, 2024, the Company filed Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-274971) (the “Registration Statement”), each including a base prospectus covering the offering, issuance and sale by the Company of up to $405,000,000 of common stock, warrants and units (or any combination thereof) from time to time in one or more offerings and a prospectus supplement covering the offering, issuance and sale by the Company from time to time of up to $204,922,876.65 of the Company’s common stock, which was the amount remaining under the Amended Sales Agreement as of December 27, 2024. On March 5, 2025, the Company filed Post-Effective Amendment No. 3 to the Registration Statement to update certain information, to provide an updated consent of its independent registered public accounting firm, and to provide an update about the amount of shares remaining available for offer and sale by the Company under the Amended Sales Agreement. In the event that the Amended Sales Agreement is terminated, any portion of the aggregate amount of shares of common stock included in the prospectus supplement that is not sold pursuant to the Amended Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.

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

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for the remainder of fiscal year 2025 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction and manufacturing expansion, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its solid oxide and hydrogen platforms (which may involve partnerships with third parties) and its carbon capture platforms, (viii) implement capacity expansion and potentially attract partnerships for solid oxide product manufacturing, (ix) implement the product cost reductions necessary to achieve profitable operations, (x) manage working capital and the Company’s unrestricted cash balance and (xi) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such arrangements to construct and deploy our projects to facilitate the growth of our business. The Company has invested capital raised from sales of its common stock to build out its project portfolio. The Company has also utilized and expects to continue to utilize a combination of long-term debt and tax equity financing (e.g., sale-leaseback transactions, partnership flip transactions and the monetization and/or transfer of eligible investment and production tax credits) to finance its project asset portfolio as these projects commence commercial operations. The Company may also seek to undertake private placements of debt securities to finance its project asset portfolio. The Company is also pursuing financing to support its commercial efforts, which include deployment of modules to the repowering opportunities in the Korean market including the GGE project (as defined elsewhere herein). The proceeds of any such financing, if obtained, may allow the Company to reinvest capital back into the business and to fund other projects. We also expect to seek additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to further reduce or slow planned spending, further reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There is no recently adopted accounting guidance.

Recent Accounting Guidance Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We will adopt this guidance in our Annual Report on Form 10-K for the fiscal year ending October 31, 2025, but, other than enhanced disclosure, we do not expect this guidance to have a significant impact on our consolidated financial statements.

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

Note 3. Tax Equity Financings

Derby Tax Equity Financing Transaction

Since the 14.0 megawatt (“MW”) Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”), became operational during the first quarter of fiscal year 2024, we have begun to allocate profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. For the three months ended January 31, 2025 and 2024, the net income (loss) attributable to noncontrolling interests totaled $0.4 million and $(20.7) million, respectively. During the three months ended January 31, 2025 and 2024, priority return distributions were made to Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”) of $0.3 million and $0.1 million, respectively.

Groton Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bank for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT. East West Bank’s tax equity commitment totaled $15.0 million.

During the three months ended January 31, 2025, priority return distributions of $0.1 million were made to East West Bank. There were no priority return distributions in the three months ended January 31, 2024. For the three months ended January 31, 2025 and 2024, the net loss attributable to noncontrolling interests for Groton Station FuelCell Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the Groton Project) totaled $3.5 million and $3.6 million, respectively.

Yaphank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in November 2021 with Renewable Energy Investors, LLC (“REI”), a subsidiary of Franklin Park Infrastructure, LLC, for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank Long Island. REI’s tax equity commitment totaled $12.4 million.

During the three months ended January 31, 2025 and 2024, priority return distributions were made to REI of $0.2 million and $0.1 million, respectively. For the three months ended January 31, 2025 and 2024, net loss attributable to noncontrolling interest for YTBFC Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the LIPA Yaphank Project) totaled $1.0 million and $0.3 million, respectively.

Note 4. Revenue Recognition

Contract Balances

Contract assets as of January 31, 2025 and October 31, 2024 were $65.7 million ($23.8 million long-term) and $65.1 million ($28.3 million long-term), respectively. The contract assets relate to the Company’s rights to consideration for work completed but not yet billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. We bill customers for power platform and power platform component sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual revenues recorded, typically in the subsequent month. Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred.

Contract liabilities as of January 31, 2025 and October 31, 2024 were $8.3 million and $7.2 million, respectively. These amounts are included on a separate line item as Deferred revenue, and balances expected to be recognized as revenue beyond one year from the balance sheet date are included within Long-term deferred revenue on the accompanying Consolidated Balance Sheets. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to variable consideration for previously sold products. The net change in contract liabilities represents customer billings offset by revenue recognized.

Consideration Payable to a Customer

As of October 31, 2023, the Company had recorded $6.3 million ($6.0 million long-term) as consideration payable to Toyota Motor North America (“Toyota”), which is included within Accrued liabilities and Long-term debt and other liabilities on the accompanying Consolidated Balance Sheets. The Company received payment for the sale of an investment tax credit with respect to the Toyota project at the Port of Long Beach during the year ended October 31, 2023. The net amount of $6.3 million is being recorded as a reduction to revenue during the period of measurement, which is the 20-year term of the hydrogen production and power purchase agreement between Toyota and the Company (“Toyota HPPA”) that commenced in the first quarter of fiscal year 2024. The balance was $6.0 million ($4.5 million long-term) as of each of January 31, 2025 and October 31, 2024.

Advanced Technologies Revenue – EMTEC Joint Development Agreement and Rotterdam Pilot Project Purchase Order

In May 2023, the Company entered into a second letter agreement with ExxonMobil Technology and Engineering Company (formerly known as ExxonMobil Research and Engineering Company) (“EMTEC”), pursuant to which the parties agreed that the conditions to the Company’s agreement to invest in the future demonstration of the technology for capturing carbon at an ExxonMobil refinery located in Rotterdam, Netherlands (such demonstration, the “Rotterdam Project”) were met in April 2023 and, as a result, the Company recognized $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 under the Company’s Joint Development Agreement with EMTEC as revenue across deliverables to EMTEC. Of this $2.5 million, the Company recognized aggregate revenue of $2.0 million during fiscal years 2024 and 2023 and the remaining $0.5 million during the quarter ended January 31, 2025. The other $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 under the Company’s Joint Development Agreement with EMTEC was applied during fiscal year 2023 to discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project.

On January 31, 2024, the Company received a purchase order valued at $11.6 million from Esso Nederland B.V. (“Esso”), an affiliate of Exxon Mobil Corporation and EMTEC, for fuel cell modules as well as engineering, procurement, fabrication, testing and delivery services required for the construction and implementation of the modular point source carbon capture pilot plant at the Rotterdam Project. During the three months ended January 31, 2025, the Company and Esso executed a $1.0 million change order to the original purchase order, increasing the total purchase order value to $12.6 million. The Company expects that this pilot plant will be completed and commissioned in calendar year 2026.

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

The Company’s service obligations under the LTSA commence with respect to individual Plants as the Company replaces each Plant’s existing fuel cell modules and commissions the replacement fuel cell modules. The term of the LTSA with respect to each Plant will continue for seven years from the date of commissioning of the replacement fuel cell modules for such Plant. Commissioning of the first six 1.4-MW replacement fuel cell modules was completed in the fall of calendar year 2024. An additional 30 1.4-MW replacement fuel cell modules are expected to be commissioned throughout the course of calendar year 2025, and the remaining six 1.4-MW replacement fuel cell modules are expected to be commissioned in the first half of calendar year 2026.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of January 31, 2025, the Company’s total remaining performance obligations were: $172.3 million for service agreements (expected to be recognized as revenue over approximately three to fifteen years which is based on the remaining term of the service agreements), $385.0 million for generation power purchase agreements (“PPAs”) (expected to be recognized as revenue over approximately nineteen to twenty years based on the PPA terms remaining), $9.4 million for Advanced Technologies contracts (expected to be recognized within approximately two years) and $111.2 million for product purchase agreements (expected to be recognized within the next two fiscal years).

Note 5. Restructuring

In September and November 2024, the Company undertook restructuring actions, which included reductions in force that collectively represented approximately 17% of the Company’s global workforce and also included reduced spending for product development, overhead and other costs. The restructuring sought to reduce operating costs and better align the Company’s workforce with the needs of the Company’s business and its customers. The workforce was reduced across our global operations including Calgary, Canada and at our North American production facility in Torrington, Connecticut, at our corporate offices in Danbury, Connecticut and at other remote locations. Restructuring expense relating to severance for eliminated positions of $1.5 million was recognized in the three months ended January 31, 2025, which has been presented under a separate caption in the Consolidated Statements of Operations. As of January 31, 2025, $2.3 million of restructuring expense which have yet to be paid out is included within Accrued liabilities on the accompanying Consolidated Balance Sheets. The following table summarizes the activity in accrued severance costs for the three months ended January 31, 2025 and October 31, 2024 (in thousands):

	For the three months ended
	January 31, 2025	October 31, 2024
Beginning balance accrued severance costs	$2,235	$-
Restructuring expense recognized	1,536	2,562
Restructuring expense payouts	(1,466)	(327)
Ending balance accrued severance costs	$2,305	$2,235

Note 6. Investments – Short-Term

The Company began to invest in U.S. Treasury Securities during fiscal year 2023. The outstanding U.S. Treasury Securities are classified as held-to-maturity and are recorded at amortized cost. The contractual maturities of investments as of January 31, 2025 and October 31, 2024 were within one year and the weighted average yield to maturity was 4.30% and 4.78%, respectively. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) of U.S. Treasury Securities as of January 31, 2025 and October 31, 2024 (in thousands):

	Amortized	Gross unrealized	Gross unrealized
	cost	gains	losses	Fair value
U.S. Treasury Securities
As of January 31, 2025	$110,298	$26	$-	$110,324
As of October 31, 2024	$109,123	$2	$-	$109,125

Note 7. Inventories

Inventories (current and long-term) as of January 31, 2025 and October 31, 2024 consisted of the following (in thousands):

	January 31,	October 31,
	2025	2024
Raw materials	$35,034	$35,989
Work-in-process (1)	93,464	80,457
Inventories	128,498	116,446
Inventories – current	(125,755)	(113,703)
Inventories – long-term (2)	$2,743	$2,743

(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

Note 8. Project Assets

Project assets as of January 31, 2025 and October 31, 2024 consisted of the following (in thousands):

	January 31,	October 31,	Estimated
	2025	2024	Useful Life
Project Assets – Operating	$306,321	$308,503	4-20 years
Accumulated depreciation	(69,798)	(66,542)
Project Assets – Operating, net	236,523	241,961
Project Assets – Construction in progress	170	170	7-20 years
Project Assets, net	$236,693	$242,131

The estimated useful lives of these project assets are 20 years for balance of plant and site construction, and four to seven years for modules. Project assets as of January 31, 2025 and October 31, 2024 included twelve completed, commissioned installations generating power with respect to which the Company has a PPA with the end-user of power and site host with a net aggregate value of $236.5 million and $242.0 million as of January 31, 2025 and October 31, 2024, respectively. Certain of these assets are the subject of sale-leaseback arrangements with Crestmark Equipment Finance (“Crestmark”).

Project assets as of January 31, 2025 and October 31, 2024 also include installations with carrying values of $0.2 million and $0.2 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows.

Note 9. Goodwill and Intangible Assets

As of January 31, 2025 and October 31, 2024, the Company had goodwill of $4.1 million and intangible assets of $14.5 million and $14.8 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and the 2019 Bridgeport Fuel Cell Project acquisition.

The Versa acquisition intangible asset represents an indefinite-lived in-process research and development intangible asset for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. Amortization expense for the Bridgeport Fuel Cell Project-related intangible asset for each of the three month periods ended January 31, 2025 and 2024 was $0.3 million.

The following tables summarize the carrying value of the Company’s intangible assets as of January 31, 2025 and  October 31, 2024 (in thousands):

As of January 31, 2025	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(7,457)	4,863
Total	$21,912	$(7,457)	$14,455

As of October 31, 2024	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(7,133)	5,187
Total	$21,912	$(7,133)	$14,779

Note 10. Accrued Liabilities

Accrued liabilities as of January 31, 2025 and October 31, 2024 consisted of the following (in thousands):

	January 31,	October 31,
	2025	2024
Accrued payroll and employee benefits (1)	$3,444	$9,808
Consideration payable to a customer (2)	2,515	2,515
Accrued service agreement and PPA costs (3)	10,364	10,574
Accrued legal, taxes, professional and other	4,925	5,230
Accrued severance costs (4)	2,305	2,235
Accrued liabilities	$23,553	$30,362
(1)	The balance in this account represents accrued payroll, payroll taxes and accrued bonus for both periods.
(2)	The balance represents the net amount due to Toyota as an accrued liability, which will be reduced over time against billings to Toyota for hydrogen sales under the terms of the Toyota HPPA.
(3)	Accrued service agreement costs include loss accruals on service agreements of $8.9 million and $9.0 million as of January 31, 2025 and October 31, 2024, respectively. The accruals for performance guarantees on service agreements and PPAs were $1.4 million and $1.5 million as of January 31, 2025 and October 31, 2024, respectively.
(4)	Accrued severance costs represent amounts accrued relating to restructuring activities and workforce reductions that occurred in September and November of fiscal year 2024. Refer to Note 5. “Restructuring” for more information about the restructuring.

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

Operating lease expense for each of the three month periods ended January 31, 2025 and 2024 was $0.3 million and $0.4 million, respectively. As of January 31, 2025, the weighted average remaining lease term (in years) was approximately 16 years and the weighted average discount rate was 8.2%. Lease payments made during the three months ended January 31, 2025 and 2024 were $0.3 million and $0.2 million, respectively.

Undiscounted maturities of operating lease liabilities as of January 31, 2025 were as follows (in thousands):

Operating Leases
Due Year 1	$1,341
Due Year 2	1,366
Due Year 3	1,388
Due Year 4	1,608
Due Year 5	796
Thereafter	11,723
Total undiscounted lease payments	18,222
Less imputed interest	(8,733)
Total discounted lease payments	$9,489

Note 12. Stockholders’ Equity

2022 Open Market Sale Agreement and Amended Sales Agreement

On July 12, 2022, the Company entered into an Open Market Sale Agreement (the “2022 Sales Agreement”) with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) with respect to an at the market offering program under which the Company could, from time to time, offer and sell up to 3.2 million shares of the Company’s common stock. Pursuant to the 2022 Sales Agreement, the Company paid each Agent a commission equal to 2.0% of the gross proceeds from each sale of shares made by such Agent under the 2022 Sales Agreement.

On April 10, 2024, the Company and the Agents entered into Amendment No. 1 to the 2022 Sales Agreement (as amended, the “Amended Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Amended Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. Pursuant to the Amended Sales Agreement, the Company is required to pay and has paid each Agent a commission equal to 2.0% of the gross proceeds from each sale of shares made by such Agent under the Amended Sales Agreement.

During the three months ended January 31, 2025, approximately 0.7 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $9.19 per share, resulting in gross proceeds of approximately $6.3 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $5.9 million after deducting sales commissions totaling approximately $0.1 million and fees totaling approximately $0.3 million.

As of January 31, 2025, approximately $198.6 million of shares remained available for sale under the Amended Sales Agreement.

Note 13. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of January 31, 2025, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of January 31, 2025 and October 31, 2024, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash during each of the three month periods ended January 31, 2025 and 2024.

Note 14. Loss Per Share

The calculation of basic and diluted loss per share was as follows (in thousands, except share and per share amounts):

	Three Months Ended January 31,
	2025	2024
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(28,326)	$(19,793)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(29,126)	$(20,593)
Denominator
Weighted average common shares outstanding – basic	20,501,663	15,054,568
Effect of dilutive securities (1)	-	-
Weighted average common shares outstanding – diluted	20,501,663	15,054,568
Net loss to common stockholders per share – basic	$(1.42)	$(1.37)
Net loss to common stockholders per share – diluted (1)	$(1.42)	$(1.37)
(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of January 31, 2025 and 2024, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	January 31,	January 31,
	2025	2024
Outstanding options to purchase common stock	574	610
Unvested Restricted Stock Units	887,696	313,235
5% Series B Cumulative Convertible Perpetual Preferred Stock	1,261	1,261
Total potentially dilutive securities	889,531	315,106

Note 15. Restricted Cash

As of January 31, 2025 and October 31, 2024, there was $62.4 million and $60.8 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	January 31,	October 31,
	2025	2024
Cash Restricted for Outstanding Letters of Credit (1)	$14,152	$14,152
Cash Restricted for Crestmark Sale-Leaseback Transactions	2,910	2,908
Debt Service and Performance Reserves related to OpCo Financing Facility	25,496	24,721
Debt Service and Performance Reserves related to the Senior and Subordinated Back Leverage Loan Facilities	13,025	12,869
Other	6,769	6,100
Total Restricted Cash	62,352	60,750
Restricted Cash and Cash Equivalents – Short-Term (2)	(12,627)	(12,161)
Restricted Cash and Cash Equivalents – Long-Term	$49,725	$48,589
(1)	Letters of credit outstanding as of January 31, 2025 expire on various dates through October 2029.
(2)	Short-term restricted cash and cash equivalents are amounts expected to be released and classified as unrestricted cash within twelve months of the balance sheet date.

Note 16. Debt

Debt as of January 31, 2025 and October 31, 2024 consisted of the following (in thousands):

	January 31,	October 31,
	2025	2024
Export-Import Bank of the United States Financing Facility	$10,006	$10,104
Liberty Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	5,664	5,825
Connecticut Green Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	2,614	2,689
Connecticut Green Bank Loan (Derby Subordinated Back Leverage Loan Facility)	3,500	3,500
Connecticut Green Bank Loan (Groton Subordinated Back Leverage Loan Facility)	8,000	8,000
Liberty Bank Term Loan Agreement (Groton Senior Back Leverage Loan Facility)	5,323	5,437
Amalgamated Bank Loan (Groton Senior Back Leverage Loan Facility)	5,302	5,420
Finance obligation for sale-leaseback transactions	18,805	18,811
State of Connecticut Loan	5,801	6,024
OpCo Financing Facility	68,195	70,067
Deferred finance costs	(4,023)	(4,215)
Total debt and finance obligations	129,187	131,662
Current portion of long-term debt and finance obligations	(16,886)	(15,924)
Long-term debt and finance obligations	$112,301	$115,738

OpCo Financing Facility Interest Rate Swap – Fair Value Adjustment

The Company’s interest rate swap related to the OpCo Financing Facility (as defined elsewhere herein) is recorded at its fair value each reporting period, with the resulting gains/losses recorded to other income/expense. The interest rate swap is a Level 2 asset/liability since the value can be determined based on the observed values for underlying interest rates. The fair value adjustment for the three months ended January 31, 2025 and 2024 resulted in a gain of $0.9 million and a loss of $3.5 million, respectively. The Company has recorded a derivative asset within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $1.1 million and $0.3 million as of January 31, 2025 and October 31, 2024, respectively.

Note 17. Benefit Plans

Long-Term Incentive Plans

The Company’s Board of Directors (the “Board”) and its Compensation and Leadership Development Committee periodically approve Long-Term Incentive Plans which include performance-based awards tied to the Company’s common stock price as well as time-vesting awards. None of the awards granted as part of Long-Term Incentive Plans include any dividend equivalent or other stockholder rights. To the extent the awards are earned, they may be settled in shares or cash of an equivalent value at the Company’s option.

Long-Term Incentive Plan Awards for Fiscal Year 2025:

On December 30, 2024, the Board and its Compensation and Leadership Development Committee approved certain awards to be made under the Company’s Long-Term Incentive Plan (the “LTI Plan”) for fiscal year 2025.  The LTI Plan is as a sub-plan consisting of awards made under the Company’s 2018 Omnibus Incentive Plan (as amended and restated from time to time, the “2018 Omnibus Incentive Plan”). The participants in the LTI Plan are members of senior management. The awards under the LTI Plan consist of two components:

1)	Relative Total Shareholder Return (“TSR”) Performance Share Units (“PSU”). The PSUs granted during the three months ended January 31, 2025 will be earned over the performance period ending on October 31, 2027, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR PSUs is the TSR of the Company relative to the TSR of the Russell 2000 from October 31, 2024 through October 31, 2027. The Compensation and Leadership Development Committee established the performance assessment criteria for the relative TSR PSUs as the TSR of the Company relative to the TSR of the Russell 2000, with the award calibration being 100% plus or minus 0.5x the difference between the Company’s TSR and the Russell 2000 Index composite TSR. The award is capped at 200% of the target number of PSUs, and the award is further capped at 100% of the target number of PSUs if the Company’s absolute TSR over the performance period is negative. The Company’s TSR is calculated by subtracting the Company’s beginning stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2024) from the ending stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2027), adding any dividends during the period, and then dividing the result by the Company’s beginning stock price. Given that the performance period is still open, the Company has reserved shares equal to 200% of the target number of PSUs, subject to performance during the remaining performance period as well as vesting based on continued service until December 30, 2027 (the third anniversary of the grant date). A portion of the PSUs awarded during the three months ended January 31, 2025 may be settled in cash in lieu of shares if actual performance achieved with respect to the PSUs is such that the number of PSUs earned exceeds the number of shares then available under the 2018 Omnibus Incentive Plan.
2)	Time-vesting Restricted Stock Units (“RSU”). The time-vesting RSUs granted during the three months ended January 31, 2025 will vest at a rate of one-half of the total number of RSUs on each of the first two anniversaries of the date of grant.

On December 30, 2024, 186,507 PSUs and 186,501 time-based vesting RSUs were awarded to senior management under the LTI Plan.

PSUs are issued assuming participants achieve 100% target performance. The Company also reserves additional shares assuming the maximum performance targets are met. A portion of the PSUs awarded during the three months ended January 31, 2025 may be settled in cash in lieu of shares if actual performance achieved with respect to the PSUs is such that the number of PSUs earned exceeds the number of shares then available under the 2018 Omnibus Incentive Plan.

In addition to the awards granted to senior management, during the three months ended January 31, 2025, the Board also granted a total of 124,325 time-based vesting RSUs to certain salaried employees and 16,047 time-based vesting RSUs to certain hourly employees to promote ownership of the Company’s equity and retention. The time-based vesting RSUs granted during the three months ended January 31, 2025 vest at a rate of one-half of the total number of RSUs granted on each of the first two anniversaries of the date of grant.

Share-Based Compensation

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended January 31,
	2025	2024
Cost of revenues	$144	$398
Administrative and selling expense	1,860	2,047
Research and development expense	105	361
	$2,109	$2,806

Restricted Stock Units Including Performance Share Units

The following table summarizes our RSU activity for the three months ended January 31, 2025:

Restricted Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2024	516,561	$64.53
Granted - time-vesting RSUs	324,225	9.89
Granted - PSUs	186,507	14.38
Vested	(118,974)	70.69
Forfeited	(20,623)	68.72
Outstanding as of January 31, 2025	887,696	$32.20

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

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fourth quarter of fiscal year 2023 for one contract and in the second quarter of fiscal year 2024 for other contracts, which resulted in a change to mark-to-market accounting. The Company recorded a mark-to-market net gain of $1.8 million and a mark-to-market net loss of $1.9 million associated with the natural gas contract derivatives for the three months ended January 31, 2025 and 2024, respectively. The Company has recorded derivative assets within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $1.4 million and $1.2 million as of January 31, 2025 and October 31, 2024, respectively. The Company has recorded derivative liabilities within long-term debt and other liabilities on the Consolidated Balance Sheets, which had an estimated fair value of $2.3 million and $4.0 million as of January 31, 2025 and October 31, 2024, respectively. The natural gas contract derivatives are classified as Level 2 financial assets/liabilities since the values can be determined based on readily observable inputs for underlying natural gas forward prices.

Other

As of January 31, 2025, the Company had unconditional purchase commitments aggregating to $82.5 million for materials, supplies and services in the normal course of business.

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

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations and business prospects, are forward-looking statements. Words such as “expects,” “anticipates,” “estimates,” “goals,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “seeks,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements and are included, along with this statement, for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements are neither historical facts, nor assurances of future performance. Instead, such statements are based only on our beliefs, expectations, and assumptions regarding the future. As such, the realization of matters expressed in forward-looking statements involves inherent risks and uncertainties. Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries of fuel cell technology and products and the market for such products; (ii) the expected timing of completion of our ongoing projects; (iii) our business plans and strategies; (iv) the markets in which we expect to operate; (v) expected operating results such as revenue growth and earnings; (vi) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (vii) future funding under Advanced Technologies contracts; (viii) future financing for projects, including equity and debt investments by investors and commercial bank financing, as well as overall financial market conditions; (ix) the expected cost competitiveness of our technology; (x) our ability to successfully implement our restructuring plan during the expected timeframe and the expected effects and impacts of the Company’s restructuring plan; and (xi) our ability to achieve our sales plans, manufacturing capacity expansion plans, market access and market expansion goals, and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements, including, without limitation, the risks described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 and in the section below entitled “Item 1A. Risk Factors,” and the following risks and uncertainties: general risks associated with product development and manufacturing; general economic conditions; changes in interest rates, which may impact project financing; supply chain disruptions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and fuel cell power plants configured for carbon capture or carbon separation; potential volatility of commodity prices that may adversely affect our projects; availability of government subsidies and economic incentives for alternative energy technologies; risks that our restructuring plan will not result in the intended benefits or savings or will result in unanticipated costs, including but not limited to additional charges and/or higher than expected costs; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations; our ability to maintain compliance with the listing rules of The Nasdaq Stock Market; rapid technological change; competition; the risk that our bid awards will not convert to contracts or that our contracts will not convert to revenue; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States (“GAAP”); factors affecting our liquidity position and financial condition; government appropriations; the ability of the government and third parties to terminate their development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; our ability to successfully market and sell our products internationally; our ability to develop additional commercially viable products; our ability to implement our strategy; our ability to reduce our levelized cost of energy and deliver on our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our new products will not occur when anticipated or, if it does, that we will not have adequate capacity to satisfy demand; our need for and the availability of additional financing; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our platforms and to meet the performance requirements of our contracts; and our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities, as well as management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, lease right-of-use assets and liabilities, loss accruals on service agreements, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for credit losses, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), valuation of derivatives, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 filed with the Securities and Exchange Commission (“SEC”). Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

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

RECENT DEVELOPMENTS

Joint Development Agreement with Malaysia Marine and Heavy Engineering Sdn Bhd

Subsequent to January 31, 2025, the Company and Malaysia Marine and Heavy Engineering Sdn Bhd (“MMHE”), a wholly owned subsidiary of Malaysia Marine and Heavy Engineering Holdings Berhad, announced the signing of a Joint Development Agreement (“JDA”) to collaborate on the co-development of large-scale hydrogen production electrolysis systems and technologies across Asia, New Zealand, and Australia.

Under the terms of the JDA, the Company and MMHE intend to bring together the Company’s solid oxide technology and MMHE’s expertise in large-scale fabrication to develop modular solutions that would support rapid deployment of commercial hydrogen production. In conjunction with the JDA, the Company and MMHE are collaborating to support a contract awarded to the Company for a Detailed Feasibility Study (“DFS”) of a low-carbon fuel production facility in Malaysia. The DFS will evaluate the production of low-carbon fuel utilizing solid oxide electrolysis cell technology with carbon dioxide and water as feedstocks.

Strategic Partnership with Diversified Energy Co. PLC and TESIAC

Subsequent to January 31, 2025, the Company, Diversified Energy Co. PLC (“DEC”) and TESIAC Corp. (“TESIAC”) announced a strategic partnership whereby these parties intend to form, capitalize, manage, and build together an acquisition development company (“ADC”) as a limited liability company entity, the primary purpose of which is to acquire, develop, own, and operate integrated fuel cell energy assets and related infrastructure. The parties intend to consider, as an initial phase of the partnership, three initial fuel cell projects totaling up to 360 megawatts of electric power generation with the goal of providing power to data centers or other high-volume electric off-take customers.

The parties are structuring the terms of agreements which will be necessary to the functioning of the ADC and/or project companies owned by the ADC in the future to include natural gas and coal mine methane, or captured waste methane from DEC’s coal mines from its Appalachian Basin production as the base fuel to supply fuel cell energy platforms to be provided by the Company for future projects. TESIAC intends to leverage its investment and development expertise to secure competitive financing options to accelerate deployment of fuel cells.

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

Comparison of Three Months Ended January 31, 2025 and 2024

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended January 31, 2025 and 2024 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2025	2024	$	%
Total revenues	$18,997	$16,691	$2,306	14%
Total costs of revenues	24,201	28,416	(4,215)	(15)%
Gross loss	$(5,204)	$(11,725)	$6,521	56%
Gross margin	(27.4)%	(70.2)%

Total revenues for the three months ended January 31, 2025 of $19.0 million reflects an increase of $2.3 million from $16.7 million for the same period in the prior year. Cost of revenues for the three months ended January 31, 2025 of $24.2 million reflects a decrease of $4.2 million from $28.4 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the three months ended January 31, 2025 and 2024 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2025	2024	$	%
Product revenues	$72	$-	$72	N/A
Cost of product revenues	3,036	2,391	645	27%
Gross loss from product revenues	$(2,964)	$(2,391)	$(573)	(24)%
Product revenues gross margin	(4116.7)%	N/A

Product revenues were $0.1 million during the three months ended January 31, 2025 and there were no product revenues in the comparable prior year period. The product revenues during the three months ended January 31, 2025 were recognized under the Company’s sales contract with Ameresco, Inc., which was entered into during the second quarter of fiscal year 2024, pursuant to which the Company is to provide a 2.8 MW platform to the Sacramento Sewer District.

Cost of product revenues increased $0.6 million for the three months ended January 31, 2025 to $3.0 million, compared to $2.4 million in the same period in the prior year. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $2.7 million for the three months ended January 31, 2025, compared to approximately $2.2 million for the three months ended January 31, 2024.

For the three months ended January 31, 2025, we operated at an annualized production rate of approximately 31.2 MW in our Torrington, CT manufacturing facility, compared to an annualized production rate of 33.2 MW for the three months ended January 31, 2024.

Service agreements revenues

Service agreements revenues and related costs for the three months ended January 31, 2025 and 2024 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2025	2024	$	%
Service agreements revenues	$1,848	$1,617	$231	14%
Cost of service agreements revenues	1,668	1,888	(220)	(12)%
Gross profit (loss) from service agreements revenues	$180	$(271)	$451	166%
Service agreements revenues gross margin	9.7%	(16.8)%

Service agreements revenues for the three months ended January 31, 2025 increased $0.2 million to $1.8 million from $1.6 million for the three months ended January 31, 2024. The increase in service agreements revenues during the three months ended January 31, 2025 was primarily driven by revenue recognized under the Company’s long-term service agreement (“LTSA”) with Gyeonggi Green Energy Co., Ltd. (“GGE”) for GGE’s 58.8 MW fuel cell power plant platform in Hwasong-si, Korea. There were no module exchanges during the three months ended January 31, 2025 or during the three months ended January 31, 2024.

Cost of service agreements revenues decreased $0.2 million to $1.7 million for the three months ended January 31, 2025 from $1.9 million for the three months ended January 31, 2024. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges.

Overall gross profit from service agreements revenues was $0.2 million for the three months ended January 31, 2025, compared to a gross loss of $ (0.3) million for the three months ended January 31, 2024. The overall gross margin was 9.7% for the three months ended January 31, 2025 compared to a gross margin of (16.8)% in the comparable prior year period.

Generation revenues

Generation revenues and related costs for the three months ended January 31, 2025 and 2024 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2025	2024	$	%
Generation revenues	$11,346	$10,493	$853	8%
Cost of generation revenues	15,294	20,894	(5,600)	(27)%
Gross loss from generation revenues	$(3,948)	$(10,401)	$6,453	62%
Generation revenues gross margin	(34.8)%	(99.1)%

Revenues from generation for the three months ended January 31, 2025 totaled $11.3 million, which represents an increase of $0.9 million from the $10.5 million of revenue recognized for the three months ended January 31, 2024. The increase reflects an increase in revenue of $1.7 million generated by the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”) and both of which became operational in December 2023, partially offset by lower revenue from other plants due to lower output resulting from routine maintenance activities. Generation revenues for the three months ended January 31, 2025 and 2024 reflect revenue from electricity generated under our power purchase agreements (“PPAs”), the sale of renewable energy credits, and additionally for the three months ended January 31, 2025, the sale of hydrogen from the Toyota Project.

Cost of generation revenues totaled $15.3 million in the three months ended January 31, 2025, compared to $20.9 million in the three months ended January 31, 2024. The overall decrease in cost of generation revenues is primarily related to a reduction in the expensed construction costs related to the Toyota Project, which were $0.3 million in the three months ended January 31, 2025, compared to $3.5 million in the three months ended January 31, 2024 (which also included expensed gas costs). During the three months ended January 31, 2025, the Company incurred a mark-to-market net gain of $1.8 million related to natural gas purchase contracts, compared to a mark-to-market net loss of $1.9 million during the three months ended January 31, 2024. Cost of generation revenues included depreciation and amortization of approximately $8.0 million and $6.8 million for the three months ended January 31, 2025 and 2024, respectively.

We currently have four projects with fuel sourcing risk, which are the Toyota Project, which requires procurement of renewable natural gas (“RNG”), and our 14.0 MW and 2.8 MW Derby Projects and our 7.4 MW project in Yaphank Long Island (the “Yaphank Project”), which require natural gas for which there is no pass-through mechanism. A two-year (through May of 2025) fuel supply contract has been executed for the Toyota Project. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow.  If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the Yaphank Project asset and further impairment charges for the Toyota Project asset.

We had 62.8 MW of operating power plants in our generation operating portfolio as of January 31, 2025, which was unchanged from January 31, 2024.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended January 31, 2025 and 2024 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2025	2024	$	%
Advanced Technologies contract revenues	$5,731	$4,581	$1,150	25%
Cost of Advanced Technologies contract revenues	4,203	3,243	960	30%
Gross profit from Advanced Technologies contracts	$1,528	$1,338	$190	14%
Advanced Technologies contract gross margin	26.7%	29.2%

Advanced Technologies contract revenues for the three months ended January 31, 2025 increased to $5.7 million from $4.6 million for the three months ended January 31, 2024. Advanced Technologies contract revenues recognized under our Joint Development Agreement with ExxonMobil Technology and Engineering Company (“EMTEC”) were approximately $1.2 million, revenues arising from the purchase order received from Esso Nederland B.V. (“Esso”), an affiliate of EMTEC and Exxon Mobil Corporation, related to the Rotterdam project  were approximately $3.5 million and revenue recognized under government contracts and other contracts were approximately $1.0 million for the three months ended January 31, 2025. This compares to Advanced Technologies contract revenues recognized under our Joint Development Agreement with EMTEC of approximately $2.5 million, revenue recognized under the Esso purchase order of approximately $1.0 million and revenue recognized under government contracts and other contracts of approximately $1.1 million for the three months ended January 31, 2024.

Cost of Advanced Technologies contract revenues increased to $4.2 million for the three months ended January 31, 2025, compared to $3.2 million for the same period in the prior year, primarily as a result of the additional costs incurred relating to the Esso purchase order.

Advanced Technologies contracts for the three months ended January 31, 2025 generated a gross profit of $1.5 million, compared to a gross profit of $1.3 million for the same period in the prior year. The increase was due primarily to the higher revenues recognized during the three months ended January 31, 2025 compared to the three months ended January 31, 2024.

Administrative and selling expenses

Administrative and selling expenses were $15.0 million and $16.4 million for the three months ended January 31, 2025 and 2024, respectively. Administrative and selling expenses were lower during the three months ended January 31, 2025 than during the three months ended January 31, 2024 primarily due to lower compensation expense as a result of the recent restructuring actions.

Research and development expenses

Research and development expenses decreased to $11.1 million for the three months ended January 31, 2025 compared to $14.4 million for the three months ended January 31, 2024. The decrease is primarily due to a decrease in spending on the Company’s ongoing commercial development efforts related to our solid oxide power generation and electrolysis platforms and carbon separation and carbon recovery solutions compared to the comparable prior year period, as well as a shift in engineering resource allocation toward supporting an increase in funded Advanced Technologies activities.

Restructuring expense

Restructuring expense of $1.5 million for the three months ended January 31, 2025 was a result of the Company’s workforce reductions in November 2024, which represented approximately 13% of the Company’s global workforce and were intended to reduce costs and align production levels with current levels of demand in a manner that is consistent with the Company’s long-term strategic plan. The workforce was reduced across our global operations including Calgary, Canada and at our North American production facility in Torrington, Connecticut, at our corporate offices in Danbury, Connecticut and at other remote locations.

Loss from operations

Loss from operations for the three months ended January 31, 2025 was $32.9 million compared to $42.5 million for the three months ended January 31, 2024. This decrease was driven primarily by a $3.1 million decrease in operating expenses and a $6.5 million decrease in gross loss.

Interest expense

Interest expense for the three months ended January 31, 2025 and 2024 was $2.6 million and $2.3 million, respectively. Interest expense for both periods includes interest on the OpCo Financing Facility (as defined elsewhere herein), which was entered into in May 2023, and interest on the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in August 2023. Interest expense increased for the three months ended January 31, 2025, as this period also includes interest on the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in April 2024, and on the facility with EXIM (as defined elsewhere herein), which was entered into in October 2024.

Interest income

Interest income was $2.4 million and $4.1 million for the three months ended January 31, 2025 and 2024, respectively. The decrease in interest income during the three months ended January 31, 2025 was primarily driven by lower money market investments compared to the three months ended January 31, 2024. Interest income for the three months ended January 31, 2025 and 2024 represents interest earned on money market investments and investments in U.S. Treasury Securities.

Other income (expense), net

Other income (expense), net was $0.7 million and $(3.7) million for the three months ended January 31, 2025 and 2024, respectively. Other income, net for the three months ended January 31, 2025 relates primarily to an unrealized gain of $0.9 million on the OpCo Financing Facility interest rate swap derivative. Other expense, net for the three months ended January 31, 2024 relates primarily to a loss on the OpCo Financing Facility interest rate swap derivative of $3.5 million as a result of a decrease of approximately 100 basis points in the Secured Overnight Financing Rate (“SOFR”).

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Provision for income tax recorded for each of the three months ended January 31, 2025 and 2024 was $0.0 million.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three month periods ended January 31, 2025 and 2024.

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

For the three months ended January 31, 2025 and 2024, net loss attributable to noncontrolling interest totaled $3.5 million and $3.6 million, respectively, for the Groton Project tax equity financing transaction with East West Bank.

For the three months ended January 31, 2025 and 2024, net loss attributable to noncontrolling interest totaled $1.0 million and $0.3 million, respectively, for the LIPA Yaphank Project tax equity financing transaction with REI.

For the three months ended January 31, 2025 and 2024, net income (loss) attributable to noncontrolling interest totaled $0.4 million and $(20.7) million, respectively, for the Derby Projects tax equity financing transaction with Franklin Park. The loss in the three months ended January 31, 2024 was primarily a result of accelerated depreciation allocated to the noncontrolling interest under the HLBV method.

Net loss attributable to common stockholders and net loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended January 31, 2025 and 2024, net loss attributable to common stockholders was $29.1 million and $20.6 million, respectively, and net loss per common share was $1.42 and $1.37, respectively. The increase in net loss per common share is primarily due to the decreased net loss attributable to noncontrolling interest during the three months ended January 31, 2025 (compared to the net loss attributable to noncontrolling interest that benefitted the comparable prior year period), partially offset by a decrease in loss from operations. The net loss per common share for the three months ended January 31, 2025 benefited from the higher number of weighted average shares outstanding due to share issuances since January 31, 2024.

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

As of January 31, 2025, unrestricted cash and cash equivalents totaled $98.1 million compared to $148.1 million as of October 31, 2024. During the year ended October 31, 2024 and the three months ended January 31, 2025, the Company invested in United States (U.S.) Treasury Securities. The amortized cost of the U.S. Treasury Securities outstanding totaled $110.3 million as of January 31, 2025 compared to $109.1 million as of October 31, 2024 and is classified as Investments - short-term on the Consolidated Balance Sheets.

During the first quarter of fiscal year 2025, the Company received the second annual funding from East West Bancorp, Inc. (“East West Bank”) under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the three months ended January 31, 2025 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 to the Open Market Sale Agreement, dated July 12, 2022 (the “2022 Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) (the 2022 Sales Agreement as amended, the “Amended Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300,000,000 (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Amended Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. During the first quarter of fiscal year 2025, approximately 0.7 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $9.19 per share, resulting in gross proceeds of approximately $6.3 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $5.9 million after deducting sales commissions totaling approximately $0.1 million and fees totaling approximately $0.3 million. As of January 31, 2025, approximately $198.6 million of shares remained available for sale under the Amended Sales Agreement. See Note 12. “Stockholders’ Equity” for additional information regarding the 2022 Sales Agreement and the Amended Sales Agreement.

On December 27, 2024, the Company filed Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-274971) (the “Registration Statement”), each including a base prospectus covering the offering, issuance and sale by the Company of up to $405,000,000 of common stock, warrants and units (or any combination thereof) from time to time in one or more offerings and a prospectus supplement covering the offering, issuance and sale by the Company from time to time of up to $204,922,876.65 of the Company’s common stock, which was the amount remaining under the Amended Sales Agreement as of December 27, 2024. On March 5, 2025, the Company filed Post-Effective Amendment No. 3 to the Registration Statement to update certain information, to provide an updated consent of its independent registered public accounting firm, and to provide an update about the amount of shares remaining available for offer and sale by the Company under the Amended Sales Agreement. In the event that the Amended Sales Agreement is terminated, any portion of the aggregate amount of shares of common stock included in the prospectus supplement that is not sold pursuant to the Amended Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.

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

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for the remainder of fiscal year 2025 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction and manufacturing expansion, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its solid oxide and hydrogen platforms (which may involve partnerships with third parties) and its carbon capture platforms, (viii) implement capacity expansion and potentially attract partnerships for solid oxide product manufacturing, (ix) implement the product cost reductions necessary to achieve profitable operations, (x) manage working capital and the Company’s unrestricted cash balance and (xi) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such arrangements to construct and deploy our projects to facilitate the growth of our business. The Company has invested capital raised from sales of its common stock to build out its project portfolio. The Company has also utilized and expects to continue to utilize a combination of long-term debt and tax equity financing (e.g., sale-leaseback transactions, partnership flip transactions and the monetization and/or transfer of eligible investment and production tax credits) to finance its project asset portfolio as these projects commence commercial operations. The Company may also seek to undertake private placements of debt securities to finance its project asset portfolio. The Company is also pursuing financing to support its commercial efforts, which include deployment of modules to the repowering opportunities in the Korean market including the GGE project (as defined elsewhere herein). The proceeds of any such financing, if obtained, may allow the Company to reinvest capital back into the business and to fund other projects. We also expect to seek additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to further reduce or slow planned spending, further reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

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

We believe retaining ownership of our generation operating portfolio generally contributes to higher long-term cash flows to the Company than if these projects had been sold. Our generation operating portfolio totaled 62.8 MW as of January

31, 2025. We expect generation revenue to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company actively markets its products in order to grow this portfolio; however, the Company may also sell certain projects to investors from time to time. As of January 31, 2025, the Company had three projects representing an additional 8.7 MW in development, which projects are expected to generate operating cash flows in future periods, if completed. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of January 31, 2025, net debt outstanding related to project assets was $114.3 million. Future required payments, inclusive of principal and interest, totaled $135.4 million as of January 31, 2025. The outstanding finance obligations under our sale-leaseback transactions totaled $18.8 million as of January 31, 2025, of which $10.9 million represents the current carrying value of finance obligations less future required payments.

Generation Operating Portfolio

Our generation operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation operating portfolio as of January 31, 2025:

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

Generation Projects in Process

In January 2025, we entered into a PPA with Eversource and United Illuminating in Hartford, Connecticut, for a 7.4 MW solid oxide fuel cell power generation system. Power from these solid oxide fuel cells will be sold to Eversource and United Illuminating through the 20-year term of the PPA. The current expectation is that we will complete construction in calendar year 2026 and commence commercial operations in December 2026, subject in each case to completing customary development steps and obtaining financing for the project.

During fiscal year 2022, we entered into a PPA with Trinity College in Hartford, Connecticut, for our 250 kW solid oxide fuel cell power generation system. Power and heat produced from the platform is expected to be used at Trinity’s campus in Hartford, Connecticut to lower energy cost and enhance energy reliability and security. In March 2024, we entered into a PPA with the University of Connecticut (“UConn”), in Storrs, Connecticut, for four 250 kW solid oxide fuel cell power generation systems totaling 1 MW. Power from these solid oxide fuel cells is expected to be used by UConn’s new Innovation Partnership Building. Any unused power is expected to be exported to the grid under the fuel cell net metering tariffs. Fuel cell stacks for our solid oxide platform are manufactured at our manufacturing and research and development facility in Calgary, Alberta, Canada, and the Trinity and UConn projects will be fully assembled and integrated at our facilities in Connecticut.

In November 2024, we announced a global restructuring of our operations in the U.S., Canada, and Germany that aims to reduce operating costs, realign resources toward advancing the Company’s core technologies, and protect the Company’s competitive position amid slower-than-expected-investments in clean energy. This restructuring plan also includes the deferment and cancelation of certain previously planned capital and project expenditures. As a result of the restructuring plan and the slowdown in the adoption of clean energy technology for the production of zero-carbon hydrogen and other energy transition solutions, we have deferred the spending required to complete the Trinity and UConn projects. This decision allows us to make further enhancements to stack life as well as other platform improvements. We do not currently have estimated completion dates for these projects. The Company is currently in discussions with these customers regarding changes to the previously scheduled installation dates. There can be no assurance that schedule changes can be mutually agreed upon with these customers, which may result in termination of these projects. For more information about our restructuring plan, please see Note 5 — Restructuring to our Consolidated Financial Statements.

Backlog

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $172.3 million as of January 31, 2025, compared to $140.4 million as of January 31, 2024. Service agreements backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements. During the fiscal year ended October 31, 2024, the Company entered into the LTSA with GGE with respect to GGE’s 58.8 MW fuel cell power platform in Hwaseong-si, Korea (the “GGE Platform”). The contract value totaled approximately $159.6 million, of which approximately $33.6 million was allocated to service at the time of the execution of the LTSA and is being recognized as revenue as the Company performs service at the GGE Platform over the term of the LTSA.
●	Generation backlog totaled $997.4 million as of January 31, 2025, compared to $861.6 million as of January 31, 2024. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs. During the three months ended January 31, 2025, the Company entered into a 20-year PPA with Eversource and United Illuminating, pursuant to which the Company will build and operate a 7.4 MW solid oxide fuel cell power plant in Hartford, Connecticut (the “Hartford Project”). The electricity generated by the plant will be sold to Eversource and United Illuminating. The revenue over the contract term is expected to total approximately $167.4 million, which has been added to Generation backlog.
●	Product backlog totaled $111.2 million as of January 31, 2025, compared to $0 as of January 31, 2024. Product backlog increased during the period ended January 31, 2025 primarily as a result of the LTSA with GGE which added $126.0 million. Product backlog is and will be recognized as revenue over time as the Company completes commissioning of the replacement modules. Commissioning of the first six 1.4-MW replacement fuel cell modules took place in fiscal year 2024. An additional 30 1.4-MW replacement fuel cell modules are expected to be commissioned throughout the course of calendar year 2025, and the remaining six 1.4-MW replacement fuel cell modules are expected to be commissioned in the first half of calendar year 2026.

●	Advanced Technologies contract backlog totaled $31.6 million as of January 31, 2025, compared to $23.4 million as of January 31, 2024. Advanced Technologies contract backlog primarily represents remaining revenue under our Joint Development Agreement with EMTEC, revenue under a purchase order from Esso valued at $12.6 million (which includes a $1.0 million increase effective as of January 31, 2025), and remaining revenue under our government contracts.

Overall, backlog increased by approximately 28.0% to $1.31 billion as of January 31, 2025, compared to $1.03 billion as of January 31, 2024, primarily as a result of the Hartford Project.

As discussed above, backlog also increased due to the LTSA with GGE with respect to the GGE Platform. The GGE Platform is comprised of 21 SureSource 3000 molten carbonate fuel cells (each a “Plant”). Each Plant is comprised of two 1.4-MW carbonate fuel cell modules.  Pursuant to the LTSA, GGE and the Company have agreed that (i) GGE will purchase from the Company 42 1.4-MW carbonate fuel cell modules to replace existing fuel cell modules at the GGE Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the GGE Platform.  The total amount payable by GGE under the LTSA for the 42 replacement fuel cell modules, balance of plant replacement components, and service was $159.6 million USD, with payments being made and to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the LTSA for such Plants commence. This amount was recorded as backlog concurrent with the execution of the LTSA on May 28, 2024, and has since been reduced as revenue has been recognized under the LTSA which commenced in the fourth quarter of fiscal year 2024.

Backlog represents definitive agreements executed by the Company and our customers. Projects for which we have an executed PPA are included in generation backlog, which represents future revenue under long-term PPAs. The Company’s ability to recognize revenue in the future under a PPA is subject to the Company’s completion of construction of the project covered by such PPA. Should the Company not complete the construction of the project covered by a PPA, it will forgo future revenues with respect to the project and may incur penalties and/or impairment charges related to the project. Projects sold to customers (and not retained by the Company) are included in product sales and service agreements backlog, and the related generation backlog is removed upon sale. Together, the service and generation portion of backlog had a weighted average term of approximately 16 years as of January 31, 2025, with weighting based on the dollar amount of backlog and utility service contracts of up to 20 years in duration at inception.

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2025 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of January 31, 2025, unrestricted cash and cash equivalents totaled $98.1 million. In addition, the Company has invested in United States (U.S.) Treasury Securities with maturity dates of less than one year. The amortized cost of the U.S. Treasury Securities outstanding totaled $110.3 million as of January 31, 2025 compared to $109.1 million as of October 31, 2024 and is classified as Investments - short-term on the Company’s Consolidated Balance Sheets.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes.
●	We manage production rate based on expected demand and project schedules. Changes to production rate take time to implement. We operated at an annualized production rate of 31.2 MW for the three months ended January 31, 2025, compared to an annualized production rate of approximately 33.2 MW for the three months ended January 31, 2024. This decrease in annualized production rate is primarily due to managing our production levels in our Torrington facility based on market demand.
●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of January 31, 2025 and October 31, 2024 was $74.9 million ($23.8 million of which is classified as “Other assets”) and $76.9 million ($28.3 million of which is classified

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
●	The amount of total inventory as of January 31, 2025 and October 31, 2024 was $128.5 million ($2.7 million is classified as long-term inventory) and $116.4 million ($2.7 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $93.5 million and $80.5 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and cash as of any given balance sheet date.

During the three months ended January 31, 2025, we utilized short term cash to build our inventory of modules to be shipped to Korea under our LTSA with GGE. We expect to recognize revenue from these module shipments during fiscal years 2025 and 2026. In the fourth quarter of fiscal year 2024, we were able to arrange working capital financing from the Export-Import Bank of the United States to support the Company’s obligations under the LTSA with GGE. We remain focused on attracting similar supportive capital structures as we execute on our growth strategy. We also built project inventory as part of our safe harbor strategy for certain U.S. projects.

●	The amount of total project assets as of January 31, 2025 and October 31, 2024 was $236.7 million and $242.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of January 31, 2025 consisted of $236.5 million of completed, operating installations and $0.2 million of projects in development. As of January 31, 2025, we had 62.8 MW of operating project assets that generated $11.3 million of revenue for the three months ended January 31, 2025.
●	As of January 31, 2025, the Company had three projects, representing a total of 8.7 MW, under development. Of these three projects, one project – the 7.4 MW Hartford Project – is expected to be completed by the end of calendar year 2026. As of January 31, 2025, we estimate the total remaining investment in project assets to build out the Hartford Project to be in the range of approximately $25.0 million to $35.0 million through calendar year 2026. We expect to obtain construction financing for the Hartford Project.

As a result of our restructuring plan, we have deferred spending required to complete the build out of the Trinity and UConn projects, which together represent 1.3 MW of the projects under development and, as a result, we do not currently have estimated completion dates for such projects. The Company is currently in discussions with Trinity and UConn regarding changes to the previously scheduled installation dates. There can be no assurance that schedule changes can be mutually agreed upon with these customers, which may result in termination of these projects. For more information about our restructuring plan, please see Note 5 — Restructuring to our Consolidated Financial Statements.

To fund expected remaining project expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the projects become operational, the Company will seek to obtain permanent financing (tax equity and debt), which would be expected to return cash to the business.

For the three months ended January 31, 2025, capitalized project asset expenditures were $0.3 million. Beyond the projects under development and construction, the Company estimates investments in long-term project assets to be in the range of $3.0 million to $6.0 million in fiscal year 2025.

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
●	Expenditures for property, plant and equipment are expected to range between $20.0 million and $25.0 million for fiscal year 2025. The expected expenditures for fiscal year 2025 are in addition to the capital expenditures and commitments made by the Company in fiscal year 2024 to upgrade our manufacturing facilities, including payments for certain equipment necessary for the expansion of solid oxide manufacturing capacity at our Calgary facility. We are also increasing the carbonate manufacturing capabilities in our Torrington facility for expected growth in carbon capture and recovery.

During the first three months of fiscal year 2025, cash payments for capital expenditures totaled approximately $7.1 million.

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

During the fiscal years ended October 31, 2024 and 2023, Versa Power Systems Ltd. (“Versa Ltd.”), a subsidiary of FuelCell Energy, entered into lease expansions, extensions and amending agreements which expanded the space leased by Versa Ltd. in Calgary, Alberta, Canada to include an additional approximately 68,000 square feet, for a total of approximately 100,000 square feet of space. The Company took possession of part of the additional space on April 1, 2023 and took possession of the rest of the additional space on

June 1, 2023 after certain leasehold improvements were made to support increased manufacturing. In addition, long-lead process equipment has been ordered to facilitate the expansion of manufacturing capacity for the solid oxide platforms in Calgary. Upon the completion of the Calgary capacity expansion, we believe that the total annualized solid oxide electrolysis cell (“SOEC”) manufacturing capacity could potentially be increased to up to 80 MW per year. However, in November 2024, we announced a global restructuring of our operations in the U.S., Canada, and Germany that aims to reduce operating costs, realign resources toward advancing the Company’s core technologies, and protect the Company’s competitive position amid slower-than-expected-investments in clean energy. This restructuring plan also includes the deferment and cancelation of certain previously planned capital and project expenditures. As a result of this restructuring plan, we have deferred the capital spending required to complete the Calgary expansion and do not currently have an estimated completion date for this project.  For more information about our restructuring plan, please see Note 5 — Restructuring to our Consolidated Financial Statements.

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

●	Company-funded research and development expenses are expected to be in the range between $40.0 million and $45.0 million for fiscal year 2025. During the three months ended January 31, 2025, we incurred a total of $11.1 million of Company-funded research and development expenses as we continued to focus on accelerating the commercialization of our distributed power generation, distributed hydrogen generation and carbon capture solutions. The Company continues to advance its solid oxide technology platform in collaboration with Idaho National Laboratory (“INL”) on the high-efficiency electrolysis system demonstration. This demonstration program is being undertaken in conjunction with the U.S. Department of Energy and is intended as a stepping stone for a system level field demonstration of the Company’s high efficiency solid oxide technology platform. The demonstration unit was shipped to and arrived at INL in January 2025. The Company continues to advance the development of its solid oxide technology platforms to support growing applications in the distributed power and hydrogen generation market segments. Finally, the Company will continue investing in product enhancements of our carbonate platform including advancing commercial demonstrations of carbon capture and carbon recovery platforms.
●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of January 31, 2025, we had pledged approximately $62.4 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.
●	The Company’s ability to continue to implement cost saving measures if sales activities do not occur when expected. The Company made certain downward adjustments to expected spending during fiscal years 2024 and 2025 as a result of the pace of market development and due to the need to continue focusing on optimizing and improving the Company’s solid oxide technology, including its stack life, performance and efficiency. The Company is continuing to limit spending in fiscal year 2025. The Company has also extended the timing of deployment of certain first article solid oxide units as a result of the pace of market developments discussed above. In September and November 2024, as part of its cost saving measures, the Company also made job eliminations in certain areas, reducing its workforce by approximately 17% (calculated as a percentage of total salaries being reduced). The Company expects to continue to focus its strategy to respond to market conditions which may result in additional spending and headcount reductions in future periods.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended January 31, 2025 and 2024, depreciation and amortization totaled $9.9 million and $8.6 million, respectively (of these totals, approximately $8.0 million and $6.8 million for the three months ended January

31, 2025 and 2024, respectively, relate to depreciation of project assets in our generation operating portfolio and amortization of a generation intangible asset).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $160.4 million as of January 31, 2025 compared to $208.9 million as of October 31, 2024. As of January 31, 2025, unrestricted cash and cash equivalents was $98.1 million compared to $148.1 million of unrestricted cash and cash equivalents as of October 31, 2024. As of January 31, 2025, restricted cash and cash equivalents was $62.4 million, of which $12.6 million was classified as current and $49.7 million was classified as non-current, compared to $60.8 million of restricted cash and cash equivalents as of October 31, 2024, of which $12.2 million was classified as current and $48.6 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Three Months Ended January 31,
(dollars in thousands)	2025	2024
Consolidated Cash Flow Data:
Net cash used in operating activities	$(45,710)	$(58,267)
Net cash (used in) provided by investing activities	(7,355)	86,893
Net cash provided by financing activities	4,836	20,564
Effects on cash from changes in foreign currency rates	(232)	33
Net (decrease) increase in cash, cash equivalents and restricted cash	$(48,461)	$49,223

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $45.7 million during the three months ended January 31, 2025, compared to $58.3 million of net cash used in operating activities during the three months ended January 31, 2024.

Net cash used in operating activities for the three months ended January 31, 2025 was primarily a result of the net loss of $32.4 million, increases in inventory of $14.2 million, unbilled receivables of $0.7 million, other assets of $2.0 million and decreases in accounts payable of $3.3 million and accrued liabilities of $6.7 million, partially offset by a decrease in accounts receivable of $2.5 million and an increase in deferred revenue of $1.0 million and non-cash adjustments of $10.4 million.

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

Investing Activities – Net cash used in investing activities was $7.4 million for the three months ended January 31, 2025, compared to net cash provided by investing activities of $86.9 million during the three months ended January 31, 2024.

Net cash used in investing activities for the three months ended January 31, 2025 included funds received from the maturity of U.S. Treasury Securities of $378.9 million, offset by cash used of $378.9 million for the purchase of U.S. Treasury Securities, $0.3 million of project asset expenditures and $7.1 million of capital expenditures.

Net cash provided by investing activities for the three months ended January 31, 2024 included funds received from the maturity of U.S. Treasury Securities of $230.4 million, offset by cash used of $125.4 million for the purchase of U.S. Treasury Securities, $7.5 million of project asset expenditures and $10.6 million of capital expenditures.

Financing Activities – Net cash provided by financing activities was $4.8 million during the three months ended January 31, 2025, compared to net cash provided by financing activities of $20.6 million during the three months ended January 31, 2024.

Net cash provided by financing activities during the three months ended January 31, 2025 resulted from $4.0 million of contributions received from a noncontrolling interest in our tax equity partnership for the Groton Project and $5.9 million of net proceeds from sales of common stock, partially offset by debt repayments of $3.0 million, payments for taxes related to net share settlement of equity awards of $0.5 million, payment of $0.8 million in preferred dividends, distribution to noncontrolling interest of $0.6 million and payment of debt issuance costs of $0.2 million.

Net cash provided by financing activities during the three months ended January 31, 2024 resulted from $25.1 million of contributions received from a noncontrolling interest in our tax equity partnerships for the Derby and Groton Projects, offset by debt repayments of $2.6 million, payments for taxes related to net share settlement of equity awards of $1.0 million, payment of $0.8 million in preferred dividends and distribution to noncontrolling interest of $0.2 million.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of January 31, 2025 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$82,473	$73,983	$6,986	$1,504	$
Term loans (principal and interest)	145,845	18,951	31,519	31,395		63,980
Operating lease commitments (2)	18,222	1,341	2,754	2,404		11,723
Sale-leaseback finance obligations (3)	7,888	1,452	2,688	2,848		900
Natural gas and biomethane gas supply contracts (4)	44,444	13,803	17,671	12,970		-
Series B Preferred dividends payable (5)	-	-	-	-		-
Totals	$298,872	$109,530	$61,618	$51,121		$76,603
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and Crestmark Equipment Finance (“Crestmark”). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract for the Company’s LIPA Yaphank Project with an estimated annual cost per year of $2.0 million, under which service began on December 7, 2021. During fiscal year 2023, the Company entered into a 2-year Biomethane gas contract for the Company’s Toyota Project, under which service began on May 1, 2023. Also, during fiscal year 2023, the Company entered into (a) a 6-year natural gas contract for the Company’s 14.0 MW Derby Project, under which service began on June 1, 2023, and (b) a 6-year natural gas contract for the Company’s 2.8 MW SCEF Derby Project, under which service began in November 2023. The costs of the contracts are expected to be offset by generation revenues.
(5)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($50,760 per share at January 31, 2025) for 20 trading days during any consecutive 30 trading day period.

Outstanding Loans as of January 31, 2025

EXIM Financing

On October 31, 2024, the Company closed on a project debt financing transaction with the Export-Import Bank of the United States (“EXIM”) to support the Company’s obligations under the LTSA with GGE, pursuant to which the Company is to supply GGE with forty-two 1.4-megawatt upgraded carbonate fuel cell modules to replace existing units at GGE’s Hwaseong Baran Industrial Complex. In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $10.1 million. Interest accrues at a fixed interest rate of 5.81%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which was due in January of 2025. After payment of customary fees and transaction costs, net proceeds were approximately $9.2 million.

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

Upon closing, on May 19, 2023, OpCo Borrower entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement, which collateral is described below. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly, with the resulting gains/losses recorded to other income/expense. The fair value adjustments for the three months ended January 31, 2025 and 2024 resulted in a gain (loss) of $0.9 million and $(3.5) million, respectively.

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

Finance obligations for sale-leaseback agreements

Several of the Company’s project subsidiaries previously entered into sale-leaseback agreements with PNC and Crestmark for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power.  The Company did not recognize as revenue any of the proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as finance obligations. The outstanding finance obligation balance as of both January 31, 2025 and October 31, 2024 was $18.8 million. The outstanding finance obligation for the remaining leases as of January 31, 2025 includes $10.9 million in excess of future required payments which represents imputed interest, not including amounts for the potential repurchase price of the project assets which is based on fair value. The sale-leaseback arrangements with Crestmark include a purchase right for the greater of fair market value or 31% of the purchase price.

State of Connecticut Loan

In November 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut (the “Assistance Agreement”) and received a disbursement of $10.0 million, which was used for the first phase of the expansion of the Company’s Torrington, Connecticut manufacturing facility. In conjunction with this financing, the Company entered into a $10.0 million promissory note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Interest accrues at a fixed interest rate of 2.0%, and the loan is repayable in monthly installments over 15 years from the date of the first advance, which occurred in November of 2015. Principal payments were deferred for four years from disbursement and began on December 1, 2019. Under the Assistance Agreement, the Company was eligible for up to $5.0 million in loan forgiveness if the Company created 165 full-time positions and retained 538 full-time positions for two consecutive years (as amended from time to time, the “Employment Obligation”) as measured on October 28, 2017 (as amended from time to time, the “Target Date”). The Assistance Agreement was subsequently amended in April 2017 to extend the Target Date by two years to October 28, 2019.

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

In April 2023, the Company signed a Third Amendment to the Assistance Agreement (the “Third Amendment”).  The Third Amendment was approved by the State of Connecticut Office of Attorney General on May 18, 2023, and the State of Connecticut Office of Attorney General released, and the Company received, the countersigned Third Amendment on May 24, 2023, at which time the Third Amendment became effective. The Third Amendment further extended the Target Date to October 31, 2024 and amended the Employment Obligation to require the Company to retain 538 full-time positions in Connecticut on or before October 31, 2024 and to maintain such positions for 24 consecutive months. The 24 consecutive month period ending on or before the Target Date (as extended by the Third Amendment) that yielded the highest annual average positions was used to determine compliance with the amended Employment Obligation, provided that no portion of such 24 consecutive months could begin before the date of the Third Amendment. The Third Amendment also required the Company to furnish a job audit (the “Job Audit”) to the Commissioner of Economic and Community Development (the “Commissioner”) no later than 90 days following the 24-month period described above.

If, as a result of the Job Audit, the Commissioner determines that the Company has failed to meet the Employment Obligation (as amended by the Third Amendment), the Company will be required to immediately repay a penalty of $14,225.00 per each full-time employment position below the amended Employment Obligation. The amount repaid will be applied first to any outstanding fees, penalties or interest due, and then against the outstanding balance of the loan. Based on the Company’s headcount as of October 31, 2024, it did not meet the amended Employment Obligation which subjects the Company to make repayment under these terms.

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

A Job Audit was to be performed within 90 days of the Target Date of October 31, 2024. Because the Company did not meet the amended Employment Obligation, an accelerated payment penalty will be assessed in an amount equal to $14,225.00 multiplied by the number of full-time employment positions below the number of positions required by the amended Employment Obligation. Such penalty will be immediately payable upon the determination by the Commissioner that the Company has failed to meet the amended Employment Obligation and will be applied first to accelerate the payment of any outstanding fees, penalties or interest due and then to accelerate the payment of the outstanding principal balance of the loan. The Company estimates that it had an average of 389 employees over the applicable 24 consecutive month period. As a result, the Company has calculated a $2.1 million repayment obligation in connection with the loan, which has been reclassified to current and represents the expected accelerated payment penalty amount. As of January 31, 2025, the Company had not been formally assessed a penalty, but since there are no fees, penalties or interest due, any accelerated payment penalty assessed will be applied to the outstanding principal balance of the loan and will not result in any charges to the Statement of Operations. As of January 31, 2025, the Company was in discussions with the State of Connecticut regarding a potential amendment to the terms of the Third Amendment to the Assistance Agreement. There can be no assurance that an amendment agreement will be reached with the State of Connecticut or that the terms of any such amendment would include more favorable repayment terms than those to which the Company is subject under the Third Amendment as a result of the failure to meet the Employment Obligation.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Restricted Cash

As of January 31, 2025, we have pledged approximately $62.4 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of January 31, 2025, outstanding letters of credit totaled $14.2 million. These expire on various dates through October 2029. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of January 31, 2025 also included $2.9 million primarily to support obligations under the power purchase and service agreements related to Crestmark sale-leaseback transactions, $10.8 million relating to future obligations associated with the Groton Senior Back Leverage Loan Facility, $2.3 million relating to future obligations associated with the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility and $25.5 million relating to future obligations associated with the OpCo Financing Facility.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power or other value streams delivered such as hydrogen, steam, water, and/or carbon from the Company’s fuel cell power platforms at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power platforms. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of January 31, 2025, our generation operating portfolio was 62.8 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred under the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of January 31, 2025, Advanced Technologies contract backlog totaled $31.6 million, of which $23.4 million is non-U.S. Government-funded and $8.2 million is U.S. Government-funded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, which are not classified as debt. We do not guarantee any third-party debt. See Note 18. “Commitments and Contingencies” to our Consolidated Financial Statements for the three months ended January 31, 2025 included in this Quarterly Report on Form 10-Q for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, lease right-of-use assets and liabilities, loss accruals on service agreements, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for credit losses, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), valuation of derivatives, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2024 filed with the SEC.

ACCOUNTING GUIDANCE UPDATE

See Note 2. “Recent Accounting Pronouncements,” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting guidance.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure Risk

We have invested in U.S. Treasury Securities with maturities of less than three months.  We expect to hold these investments until maturity and accordingly, these investments are carried at amortized cost and not subject to mark-to-market accounting. As of January 31, 2025, our U.S. Treasury Securities had a carrying value of $110.3 million, which approximated fair value. These U.S. Treasury Securities matured between February 6, 2025 and February 25, 2025, and had a weighted average yield to maturity of 4.30% as of January 31, 2025.

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of January 31, 2025, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of January 31, 2025, approximately 2% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and Korean Won) and we have no plans of repatriation. We make purchases from certain vendors and receive payment from certain customers in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 19, 2023, in connection with the closing of the OpCo Financing Facility, the Company entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly with the resulting gains/losses recorded to other income/expense.  The fair value adjustments for the three months ended January 31, 2025 and 2024 resulted in a gain (loss) of $0.9 million and $(3.5) million, respectively.

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

We currently have four projects with fuel sourcing risk, which are the Toyota Project, which requires procurement of renewable natural gas (“RNG”), and our 14.0 MW and 2.8 MW Derby Projects and our 7.4 MW project in Yaphank Long Island (the “Yaphank Project”), which require natural gas for which there is no pass-through mechanism. A two-year (through May of 2025) fuel supply contract has been executed for the Toyota Project. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow.  If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the Yaphank Project asset and further impairment charges for the Toyota Project asset.

Historically, this risk has not been material to our financial statements as our operating projects prior to January 31, 2025 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price fuel physical contracts. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, the Company performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A $1/Metric Million British Thermal Unit (“MMBTu”) increase in market pricing compared to our underlying project models would result in a cost impact of approximately $26,000 to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis. We have also conducted a sensitivity analysis on the impact of RNG pricing and a $10/MMBTu increase in market pricing compared to our underlying project models would result in an impact of approximately $2.0 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fiscal year ended October 31, 2023 for one contract and the second quarter of fiscal year 2024 for other contracts, and recorded a mark-to-market net gain (loss) of $1.8 million and $(1.9) million during the three months ended January 31, 2025 and 2024, respectively.

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

Item 1A.         RISK FACTORS

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2024, filed with the Securities and Exchange Commission on December 27, 2024 (the “2024 Annual Report”), sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities. There have been no material changes to the risk factors previously disclosed in the 2024 Annual Report.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 1, 2024 - November 30, 2024	—	$—	—	—
December 1, 2024 - December 31, 2024	45,143	11.99	—	—
January 1, 2025 - January 31, 2025	—	—	—	—
Total	45,143	$11.99	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 3.         DEFAULT UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended January 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.17

Certificate of Amendment of the Certificate of Incorporation of FuelCell Energy, Inc., dated October 11, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 11, 2023).

3.18

Certificate of Amendment of Certificate of Incorporation of FuelCell Energy, Inc., effective November 8, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2024).

Exhibit No.	Description

3.19	Third Amended and Restated By-Laws of the Company, effective as of September 3, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 4, 2024).
4.1	Specimen of Common Share Certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1999).
10.1*

Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Performance Share Award Agreement - Contingent Cash Settlement (Relative TSR) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2025).

10.2*

Employment Agreement, dated and effective as of January 1, 2025, between FuelCell Energy, Inc. and Shankar Achanta (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2025).

10.3

Amendment No. 2 to Open Market Sale AgreementSM among FuelCell Energy, Inc., Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC, dated December 27, 2024 (incorporated by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K filed on December 27, 2024).

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
#

Filed with this Annual Report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of January 31, 2025 and October 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2025 and 2024, (iii) the Consolidated Statements of Changes in Equity for the three months ended January 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the three months ended January 31, 2025 and 2024, (v) Notes to the Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

March 11, 2025	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)