Form 10-Q
period 2025-04-30
FUELCELL ENERGY INC
filed 2025-06-06
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of June 2, 2025: 22,790,931

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	April 30,	October 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$116,061	$148,133
Restricted cash and cash equivalents - short-term	12,339	12,161
Investments - short-term	60,908	109,123
Accounts receivable, net	10,033	11,751
Unbilled receivables	45,404	36,851
Inventories	123,541	113,703
Other current assets	16,178	12,736
Total current assets	384,464	444,458
Restricted cash and cash equivalents - long-term	50,716	48,589
Inventories - long-term	2,743	2,743
Project assets, net	228,202	242,131
Property, plant and equipment, net	138,188	130,686
Operating lease right-of-use assets, net	7,566	8,122
Goodwill	4,075	4,075
Intangible assets, net	14,131	14,779
Other assets	53,758	48,541
Total assets (1)	$883,843	$944,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17,137	$15,924
Current portion of operating lease liabilities	795	807
Accounts payable	22,552	22,585
Accrued liabilities	24,952	30,362
Deferred revenue	2,918	4,226
Total current liabilities	68,354	73,904
Long-term deferred revenue	4,203	3,010
Long-term operating lease liabilities	8,352	8,894
Long-term debt and other liabilities	124,138	130,850
Total liabilities (1)	205,047	216,658
Redeemable Series B preferred stock (liquidation preference of $64,020 as of April 30, 2025 and October 31, 2024)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 1,000,000,000 shares authorized as of April 30, 2025 and October 31, 2024; 22,776,193 and 20,375,932 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively	2	2
Additional paid-in capital	2,318,607	2,300,031
Accumulated deficit	(1,707,925)	(1,641,550)
Accumulated other comprehensive loss	(1,507)	(1,561)
Treasury stock, Common, at cost (31,596 and 12,543 shares as of April 30, 2025 and October 31, 2024, respectively)	(1,314)	(1,198)
Deferred compensation	1,314	1,198
Total stockholders’ equity	609,177	656,922
Noncontrolling interests	9,762	10,687
Total equity	618,939	667,609
Total liabilities, redeemable Series B preferred stock and total equity	$883,843	$944,124
(1)	As of April 30, 2025 and October 31, 2024, the combined assets of the variable interest entities (“VIEs”) were $319,631 and $311,723, respectively, that can only be used to settle obligations of the VIEs. These assets include cash of $2,345, accounts receivable of $581, unbilled accounts receivable of $12,055, operating lease right of use assets of $1,652, other current assets of $149,636, restricted cash and cash equivalents of $739, project assets of $149,487 and other assets of $3,136 as of April 30, 2025, and cash of $2,891, accounts receivable of $674, unbilled accounts receivable of $9,479, operating lease right of use assets of $1,663, other current assets of $135,756, restricted cash and cash equivalents of $639, project assets of $157,604 and other assets of $3,018 as of October 31, 2024. The combined liabilities of the VIEs as of April 30, 2025 include short-term operating lease liabilities of $204, accounts payable of $190,548, accrued liabilities of $406, long-term operating lease liability of $2,131, derivative liability of $2,931, deferred revenue of $150 and other non-current liabilities of $292 and, as of October 31, 2024, include short-term operating lease liabilities of $204, accounts payable of $181,274, accrued liabilities of $341, deferred revenue of $20, derivative liabilities of $3,693, long-term operating lease liability of $2,142 and other non-current liabilities of $240.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2025	2024
Revenues:
Product	$13,027	$-
Service	8,144	1,369
Generation	12,124	14,118
Advanced Technologies	4,111	6,933
Total revenues	37,406	22,420
Costs of revenues:
Product	16,261	2,938
Service	9,067	1,267
Generation	18,411	21,424
Advanced Technologies	3,105	3,865
Total costs of revenues	46,844	29,494
Gross loss	(9,438)	(7,074)
Operating expenses:
Administrative and selling expenses	16,470	17,660
Research and development expenses	9,896	16,627
Restructuring expense	6	—
Total costs and expenses	26,372	34,287
Loss from operations	(35,810)	(41,361)
Interest expense	(2,548)	(2,275)
Interest income	1,825	3,390
Other (expense) income, net	(1,132)	2,590
Loss before provision for income taxes	(37,665)	(37,656)
Provision for income taxes	(84)	-
Net loss	(37,749)	(37,656)
Net income (loss) attributable to noncontrolling interests	300	(5,516)
Net loss attributable to FuelCell Energy, Inc.	(38,049)	(32,140)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(38,849)	$(32,940)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(1.79)	$(2.18)
Basic and diluted weighted average shares outstanding	21,740,193	15,099,482

	Three Months Ended April 30,
	2025	2024
Net loss	$(37,749)	$(37,656)
Other comprehensive income (loss):
Foreign currency translation adjustments	286	(78)
Total comprehensive loss	$(37,463)	$(37,734)
Comprehensive income (loss) attributable to noncontrolling interests	300	(5,516)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(37,763)	$(32,218)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2025	2024
Revenues:
Product	$13,099	$-
Service	9,992	2,986
Generation	23,470	24,611
Advanced Technologies	9,842	11,514
Total revenues	56,403	39,111
Costs of revenues:
Product	19,297	5,329
Service	10,735	3,155
Generation	33,705	42,318
Advanced Technologies	7,308	7,108
Total costs of revenues	71,045	57,910
Gross loss	(14,642)	(18,799)
Operating expenses:
Administrative and selling expenses	31,500	34,060
Research and development expenses	20,977	30,980
Restructuring expense	1,542	-
Total costs and expenses	54,019	65,040
Loss from operations	(68,661)	(83,839)
Interest expense	(5,155)	(4,613)
Interest income	4,213	7,457
Other expense, net	(448)	(1,060)
Loss before provision for income taxes	(70,051)	(82,055)
Provision for income taxes	(84)	-
Net loss	(70,135)	(82,055)
Net loss attributable to noncontrolling interests	(3,760)	(30,122)
Net loss attributable to FuelCell Energy, Inc.	(66,375)	(51,933)
Series B preferred stock dividends	(1,600)	(1,600)
Net loss attributable to common stockholders	$(67,975)	$(53,533)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(3.22)	$(3.55)
Basic and diluted weighted average shares outstanding	21,110,664	15,076,778

	Six Months Ended April 30,
	2025	2024
Net loss	$(70,135)	$(82,055)
Other comprehensive income (loss):
Foreign currency translation adjustments	54	(45)
Total comprehensive loss	$(70,081)	$(82,100)
Comprehensive loss attributable to noncontrolling interests	(3,760)	(30,122)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(66,321)	$(51,978)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2024	20,375,932	$2	$2,300,031	$(1,641,550)	$(1,561)	$(1,198)	$1,198	$656,922	$10,687	$667,609
Sale of common stock, net of fees	690,711	—	5,892	—	—	—	—	5,892	—	5,892
Common stock issued, non-employee compensation	8,335	—	82	—	—	—	—	82	—	82
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	75,834	—	(468)	—	—	—	—	(468)	—	(468)
Share based compensation	—	—	2,142	—	—	—	—	2,142	—	2,142
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(232)	—	—	(232)	—	(232)
Adjustment for deferred compensation	(7,040)	—	—	—	—	(70)	70	—	—	—
Contributions received for the sale of noncontrolling interest	—	—	—	—	—	—	—	—	4,000	4,000
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(600)	(600)
Net Loss	—	—	—	(28,326)	—	—	—	(28,326)	(4,060)	(32,386)
Balance, January 31, 2025	21,143,772	$2	$2,306,879	$(1,669,876)	$(1,793)	$(1,268)	$1,268	$635,212	$10,027	$645,239
Sale of common stock, net of fees	1,626,319	—	7,665	—	—	—	—	7,665	—	7,665
Common stock issued, non-employee compensation	12,013	—	46	—	—	—	—	46	—	46
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	6,102	—	(7)	—	—	—	—	(7)	—	(7)
Share based compensation	—	—	4,824	—	—	—	—	4,824	—	4,824
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	286	—	—	286	—	286
Adjustment for deferred compensation	(12,013)	—	—	—	—	(46)	46	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(565)	(565)
Net loss	—	—	—	(38,049)	—	—	—	(38,049)	300	(37,749)
Balance, April 30, 2025	22,776,193	$2	$2,318,607	$(1,707,925)	$(1,507)	$(1,314)	$1,314	$609,177	$9,762	$618,939

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2023	15,020,872	$2	$2,199,704	$(1,515,541)	$(1,672)	$(1,078)	$1,078	$682,493	$17,955	$700,448
Common stock issued, non-employee compensation	1,480	—	51	—	—	—	—	51	—	51
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	41,173	—	(926)	—	—	—	—	(926)	—	(926)
Share based compensation	—	—	2,876	—	—	—	—	2,876	—	2,876
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	33	—	—	33	—	33
Adjustment for deferred compensation	(1,480)	—	—	—	—	(51)	51	—	—	—
Contributions received from sale of noncontrolling interest	—	—	—	—	—	—	—	—	25,122	25,122
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(236)	(236)
Net Loss	—	—	—	(19,793)	—	—	—	(19,793)	(24,606)	(44,399)
Balance, January 31, 2024	15,062,045	$2	$2,200,905	$(1,535,334)	$(1,639)	$(1,129)	$1,129	$663,934	$18,235	$682,169
Sale of common stock, net of fees	215,457	—	5,893	—	—	—	—	5,893	—	5,893
Common stock issued, non-employee compensation	1,545	—	47	—	—	—	—	47	—	47
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	2,287	—	(52)	—	—	—	—	(52)	—	(52)
Share based compensation	—	—	3,002	—	—	—	—	3,002	—	3,002
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(78)	—	—	(78)	—	(78)
Adjustment for deferred compensation	(1,132)	—	—	—	—	(35)	35	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(425)	(425)
Net Loss	—	—	—	(32,140)	—	—	—	(32,140)	(5,516)	(37,656)
Balance, April 30, 2024	15,280,202	$2	$2,208,995	$(1,567,474)	$(1,717)	$(1,164)	$1,164	$639,806	$12,294	$652,100

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(70,135)	$(82,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,966	5,877
Depreciation and amortization	20,836	18,151
Non-cash interest expense on finance obligations	1,188	1,081
Unrealized (gain) loss on derivative contracts	(301)	5,020
Operating lease costs	673	703
Operating lease payments	(682)	(700)
Other, net	160	11
Decrease (increase) in operating assets:
Accounts receivable	1,718	(3,346)
Unbilled receivables	(13,736)	(5,728)
Inventories	(11,986)	(29,462)
Other assets	(6,353)	(2,303)
Increase (decrease) in operating liabilities:
Accounts payable	954	(6,259)
Accrued liabilities	(4,782)	(985)
Deferred revenue	(115)	4,605
Net cash used in operating activities	(75,595)	(95,390)
Cash flows from investing activities:
Capital expenditures	(12,341)	(23,773)
Project asset expenditures	(222)	(8,201)
Maturity of held-to-maturity debt securities	711,445	260,855
Purchases of held-to-maturity debt securities	(660,969)	(256,285)
Net cash provided by (used in) investing activities	37,913	(27,404)
Cash flows from financing activities:
Repayment of debt and finance obligations	(6,342)	(5,248)
Proceeds from the issuance of debt	-	13,000
Payment for deferred financing costs	(115)	(372)
Common stock issued for stock plans and related expenses	16	68
Contributions received from sale of noncontrolling interest	4,000	25,122
Distribution to noncontrolling interest	(1,165)	(661)
Payments for taxes related to net share settlement of equity awards	(490)	(1,045)
Common stock issuance, net of fees	13,557	5,892
Payment of preferred dividends	(1,600)	(1,600)
Net cash provided by financing activities	7,861	35,156
Effects on cash from changes in foreign currency rates	54	(45)
Net decrease in cash, cash equivalents and restricted cash	(29,767)	(87,683)
Cash, cash equivalents and restricted cash-beginning of period	208,883	299,576
Cash, cash equivalents and restricted cash-end of period	$179,116	$211,893

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents, unrestricted	$116,061	$158,790
Restricted cash and cash equivalents - short-term	12,339	4,969
Restricted cash and cash equivalents - long-term	50,716	48,134
Total cash, cash equivalents and restricted cash	$179,116	$211,893

Supplemental cash flow disclosures:
Cash interest paid	$3,674	$3,225
Noncash financing and investing activity:
Noncash reclassifications from inventory to project assets	2,148	4,586
Accrued purchases of fixed assets, cash to be paid in subsequent period	2,213	3,460
Accrued purchases of project assets, cash to be paid in subsequent period	26	620

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position as of April 30, 2025 and October 31, 2024 and results of operations as of and for the three and six months ended April 30, 2025 and 2024 have been included. All intercompany accounts and transactions have been eliminated.

On November 8, 2024, we effected a 1-for-30 reverse stock split, reducing the number of our common shares outstanding on that date from 611,278,662 shares to approximately 20,375,932 shares. The number of authorized shares of common stock remains unchanged at 1,000,000,000 shares and the number of authorized shares of preferred stock remains unchanged at 250,000 shares. The number of shares of common stock issuable upon settlement of outstanding restricted stock unit, performance stock unit and deferred stock unit awards were reduced proportionately in connection with the reverse stock split. Additionally, the conversion rate of our Series B Preferred Stock (as defined elsewhere herein), the exercise price of all outstanding options, the number of shares of common stock issuable upon the exercise of all outstanding options, and the number of shares reserved for future issuance pursuant to our equity compensation plans and employee stock purchase plan were all adjusted proportionately in connection with the reverse stock split. All share and per share amounts, exercise prices, conversion rates and conversion prices presented herein that relate to dates, or were established, prior to the reverse stock split have been adjusted retroactively to reflect these changes.

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

As of April 30, 2025, unrestricted cash and cash equivalents totaled $116.1 million compared to $148.1 million as of October 31, 2024. During the year ended October 31, 2024 and the six months ended April 30, 2025, the Company invested in United States (U.S.) Treasury Securities. The amortized cost of the U.S. Treasury Securities outstanding totaled $60.9 million as of April 30, 2025, compared to $109.1 million as of October 31, 2024 and is classified as Investments - short-term on the Consolidated Balance Sheets.

During the first six months of fiscal year 2025, the Company received the second annual funding from East West Bancorp, Inc. (“East West Bank”) under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the six months ended April 30, 2025 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 to the Open Market Sale Agreement, dated July 12, 2022 (the “2022 Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) (the 2022 Sales Agreement as amended, the “Amended Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300,000,000 (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Amended Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. During the three months ended April 30, 2025, approximately 1.6 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $5.00 per share, resulting in gross proceeds of approximately $8.1 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $7.7 million after deducting sales commissions totaling approximately $0.2 million and fees totaling approximately $0.2 million. During the first six months of fiscal year 2025, approximately 2.3 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $6.25 per share, resulting in gross proceeds of approximately $14.5 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $13.6 million after deducting sales commissions totaling approximately $0.3 million and fees totaling approximately $0.6 million. See Note 12. “Stockholders’ Equity” for additional information regarding the 2022 Sales Agreement and the Amended Sales Agreement.

On December 27, 2024, the Company filed Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-274971) (the “Registration Statement”), each including a base prospectus covering the offering, issuance and sale by the Company of up to $405,000,000 of common stock, warrants and units (or any combination thereof) from time to time in one or more offerings and a prospectus supplement covering the offering, issuance and sale by the Company from time to time of up to $204,922,876.65 of the Company’s common stock, which was the amount remaining under the Amended Sales Agreement as of December 27, 2024. On March 5, 2025, the Company filed Post-Effective Amendment No. 3 to the Registration Statement to update certain information, to provide an updated consent of its independent registered public accounting firm, and to provide an update about the amount of shares then remaining available for offer and sale by the Company under the Amended Sales Agreement. The Registration Statement, as amended by the Post-Effective Amendments, was declared effective by the SEC on March 10, 2025. In the event that the Amended Sales Agreement is terminated, any portion of the aggregate amount of shares of common stock included in the prospectus supplement that is not sold pursuant to the Amended Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.

In addition, the Company has a universal shelf Registration Statement on Form S-3 (No. 333-286842) that was declared effective by the SEC on May 8, 2025. Under this universal shelf Registration Statement, the Company may offer and sell from time to time in one or more offerings up to $200,000,000 in the aggregate of (1) shares of the Company’s common stock; (2) shares of the Company’s preferred stock; (3) debt securities; (4) warrants exercisable for common stock, preferred stock, debt securities, units, or other securities of the Company; and (5) units consisting of one or more shares of common stock, shares of preferred stock, debt securities, and/or warrants.

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

In December 2023, the FASB issued guidance to enhance income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Additional disclosures will be required to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, disclosures will be required relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

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

During the three and six months ended April 30, 2025, priority return distributions were made to Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”) of $0.3 million and $0.7 million, respectively. During the three and six months ended April 30, 2024, priority return distributions were made to Franklin Park of $0.3 million and $0.4 million, respectively. For the three and six months ended April 30, 2025, the net income attributable to noncontrolling interests totaled $0.4 million and $0.8 million, respectively. For the three and six months ended April 30, 2024, the net loss attributable to noncontrolling interests totaled $6.1 million and $26.8 million, respectively.

Groton Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bank for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT. East West Bank’s tax equity commitment totaled $15.0 million.

During the three and six months ended April 30, 2025, priority return distributions of $0.1 million and $0.2 million were made to East West Bank, respectively. There were no priority return distributions in the three and six months ended April 30, 2024. For the three and six months ended April 30, 2025, the net income (loss) attributable to noncontrolling interests for Groton Station FuelCell Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the Groton Project) totaled $0.01 million and $(3.5) million, respectively. For the three and six months ended April 30, 2024, the net income (loss) attributable to noncontrolling interests totaled $0.3 million and ($3.3) million, respectively.

Yaphank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in November 2021 with Renewable Energy Investors, LLC (“REI”), a subsidiary of Franklin Park Infrastructure, LLC, for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank Long Island. REI’s tax equity commitment totaled $12.4 million.

During the three and six months ended April 30, 2025, priority return distributions were made to REI of $0.2 million and $0.3 million, respectively. During the three and six months ended April 30, 2024, priority return distributions were made to REI of $0.1 million and $0.3 million, respectively. For the three and six months ended April 30, 2025, net loss attributable to noncontrolling interest for YTBFC Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the LIPA Yaphank Project) totaled $0.1 million and $1.1 million, respectively. For the three and six months ended April 30, 2024, net income (loss) attributable to noncontrolling interest totaled $0.2 million and $(0.1) million, respectively.

Note 4. Revenue Recognition

Contract Balances

Contract assets as of April 30, 2025 and October 31, 2024 were $78.7 million ($33.3 million long-term) and $65.1 million ($28.3 million long-term), respectively. The contract assets relate to the Company’s rights to consideration for work completed but not yet billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. We bill customers for power platform and power platform component sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual revenues recorded, typically in the subsequent month. Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred.

Contract liabilities as of April 30, 2025 and October 31, 2024 were $7.1 million and $7.2 million, respectively. These amounts are included on a separate line item as Deferred revenue, and balances expected to be recognized as revenue beyond one year from the balance sheet date are included within Long-term deferred revenue on the accompanying Consolidated Balance Sheets. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to variable consideration for previously sold products. The net change in contract liabilities represents customer billings offset by revenue recognized.

Consideration Payable to a Customer

As of October 31, 2023, the Company had recorded $6.3 million ($6.0 million long-term) as consideration payable to Toyota Motor North America (“Toyota”), which is included within Accrued liabilities and Long-term debt and other liabilities on the accompanying Consolidated Balance Sheets. The Company received payment for the sale of an investment tax credit with respect to the Toyota project at the Port of Long Beach during the year ended October 31, 2023. The net amount of $6.3 million is being recorded as a reduction to revenue during the period of measurement, which is the 20-year term of the hydrogen production and power purchase agreement between Toyota and the Company (“Toyota HPPA”) that commenced in the first quarter of fiscal year 2024. The balance was $6.0 million ($4.5 million long-term) as of each of April 30, 2025 and October 31, 2024.

Advanced Technologies Revenue – EMTEC Joint Development Agreement and Rotterdam Pilot Project Purchase Order

In May 2023, the Company entered into a second letter agreement with ExxonMobil Technology and Engineering Company (formerly known as ExxonMobil Research and Engineering Company) (“EMTEC”), pursuant to which the parties agreed that the conditions to the Company’s agreement to invest in the future demonstration of the technology for capturing carbon at an ExxonMobil refinery located in Rotterdam, Netherlands (such demonstration, the “Rotterdam Project”) were met in April 2023 and, as a result, the Company recognized $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 under the Company’s Joint Development Agreement with EMTEC as revenue across deliverables to EMTEC. Of this $2.5 million, the Company recognized aggregate revenue of $2.0 million during fiscal years 2024 and 2023 and the remaining $0.5 million during the six months ended April 30, 2025. The other $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 under the Company’s Joint Development Agreement with EMTEC was applied during fiscal year 2023 to discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project.

On January 31, 2024, the Company received a purchase order valued at $11.6 million from Esso Nederland B.V. (“Esso”), an affiliate of Exxon Mobil Corporation and EMTEC, for fuel cell modules as well as engineering, procurement, fabrication, testing and delivery services required for the construction and implementation of the modular point source carbon capture pilot plant at the Rotterdam Project. During the six months ended April 30, 2025, the Company and Esso executed two change orders totaling $4.0 million to the original purchase order, which increased the total purchase order value to $15.6 million. The Company expects that this pilot plant will be completed and commissioned in calendar year 2026.

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

Long-Term Service Agreement with Gyeonggi Green Energy Co., Ltd.

On May 28, 2024, the Company and Gyeonggi Green Energy Co., Ltd. (“GGE”) entered into a long-term service agreement (the “LTSA”) with respect to GGE’s 58.8 MW fuel cell power platform in Hwaseong-si, Korea (the “GGE Platform”). The GGE Platform is comprised of 21 SureSource 3000 molten carbonate fuel cells (each a “Plant”). Each Plant is comprised of two 1.4-MW carbonate fuel cell modules. Pursuant to the LTSA, GGE and the Company have agreed that (i) GGE will purchase from the Company 42 1.4-MW carbonate fuel cell modules to replace existing fuel cell modules at the GGE Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the GGE Platform. The total amount payable by GGE under the LTSA for the 42 replacement fuel cell modules, balance of plant replacement components, and service is $159.6 million USD, with payments made and to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the LTSA for such Plants commence.

Pursuant to the LTSA, the Company will provide various performance guarantees for each Plant related to power generation, fuel consumption, water consumption and heat production. If a Plant fails to achieve such performance requirements, the Company may be required to compensate GGE for such underperformance.

The Company’s service obligations under the LTSA commence with respect to individual Plants as the Company replaces each Plant’s existing fuel cell modules and commissions the replacement fuel cell modules. The term of the LTSA with respect to each Plant will continue for seven years from the date of commissioning of the replacement fuel cell modules for such Plant. Commissioning of the first six 1.4-MW replacement fuel cell modules was completed in the fall of calendar year 2024, and commissioning of an additional four 1.4-MW replacement fuel cell modules was completed in the three months ended April 30, 2025. An additional 16 1.4-MW replacement fuel cell modules are expected to be commissioned ratably throughout the course of fiscal year 2025, and the remaining 16 1.4-MW replacement fuel cell modules are expected to be commissioned in fiscal year 2026.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of April 30, 2025, the Company’s total remaining performance obligations were: $164.4 million for service agreements (expected to be recognized as revenue over approximately three to fifteen years which is based on the remaining term of the service agreements), $383.0 million for generation power purchase agreements (“PPAs”) (expected to be recognized as revenue over approximately nineteen to twenty years based on the PPA terms remaining), $7.9 million for Advanced Technologies contracts (expected to be recognized within approximately two years) and $98.2 million for product purchase agreements (expected to be recognized within the next two fiscal years).

Note 5. Restructuring

In September and November 2024, the Company undertook restructuring actions, which included reductions in force that collectively represented approximately 17% of the Company’s global workforce and also included reduced spending for product development, overhead and other costs. The restructuring sought to reduce operating costs and better align the Company’s workforce with the needs of the Company’s business and its customers. The workforce was reduced across our global operations including Calgary, Canada and at our North American production facility in Torrington, Connecticut, at our corporate offices in Danbury, Connecticut and at other remote locations. Restructuring expense relating to severance for eliminated positions of $0.01 million and $1.5 million was recognized in the three and six months ended April 30, 2025, respectively, which has been presented under a separate caption in the Consolidated Statements of Operations. As of April 30, 2025, $1.4 million of restructuring expense which had yet to be paid out is included within Accrued liabilities on the accompanying Consolidated Balance Sheets. The following table summarizes the activity in accrued severance costs (in thousands):

Accrued severance costs
Balance as of October 31, 2024	$2,235
Restructuring expense recognized	1,542
Restructuring expense payouts	(2,345)
Balance as of April 30, 2025	$1,432

Note 6. Investments – Short-Term

The Company began to invest in U.S. Treasury Securities during fiscal year 2023. The outstanding U.S. Treasury Securities are classified as held-to-maturity and are recorded at amortized cost. The contractual maturities of investments as of April 30, 2025 and October 31, 2024 were within one year and the weighted average yield to maturity was 4.31% and 4.78%, respectively. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) of U.S. Treasury Securities as of April 30, 2025 and October 31, 2024 (in thousands):

	Amortized	Gross unrealized	Gross unrealized
	cost	gains	losses	Fair value
U.S. Treasury Securities
As of April 30, 2025	$60,908	$-	$(4)	$60,904
As of October 31, 2024	$109,123	$2	$-	$109,125

Note 7. Inventories

Inventories (current and long-term) as of April 30, 2025 and October 31, 2024 consisted of the following (in thousands):

	April 30,	October 31,
	2025	2024
Raw materials	$36,177	$35,989
Work-in-process (1)	90,107	80,457
Inventories	126,284	116,446
Inventories – current	(123,541)	(113,703)
Inventories – long-term (2)	$2,743	$2,743
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

Note 8. Project Assets

Project assets as of April 30, 2025 and October 31, 2024 consisted of the following (in thousands):

	April 30,	October 31,	Estimated
	2025	2024	Useful Life
Project Assets – Operating	$306,289	$308,503	4-20 years
Accumulated depreciation	(78,206)	(66,542)
Project Assets – Operating, net	228,083	241,961
Project Assets – Construction in progress	119	170	7-20 years
Project Assets, net	$228,202	$242,131

The estimated useful lives of these project assets are 20 years for balance of plant and site construction, and four to seven years for modules. Project assets as of April 30, 2025 and October 31, 2024 included twelve completed, commissioned installations generating power with respect to which the Company has a PPA with the end-user of power and site host with a net aggregate value of $228.1 million and $242.0 million as of April 30, 2025 and October 31, 2024, respectively. Certain of these assets are the subject of sale-leaseback arrangements with Crestmark Equipment Finance (“Crestmark”).

Project assets as of April 30, 2025 and October 31, 2024 also include installations with carrying values of $0.1 million and $0.2 million, respectively, which are being developed and constructed by the Company in connection with a project for which we have entered into a PPA.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows.

Note 9. Goodwill and Intangible Assets

As of April 30, 2025 and October 31, 2024, the Company had goodwill of $4.1 million and intangible assets of $14.1 million and $14.8 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and the 2019 Bridgeport Fuel Cell Project acquisition.

The Versa acquisition intangible asset represents an indefinite-lived in-process research and development intangible asset for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. Amortization expense for the Bridgeport Fuel Cell Project-related intangible asset for each of the three month periods ended April 30, 2025 and 2024 was $0.3 million, and for each of the six month periods ended April 30, 2025 and 2024 was $0.6 million.

The following tables summarize the carrying value of the Company’s intangible assets as of April 30, 2025 and October 31, 2024 (in thousands):

As of April 30, 2025	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(7,781)	4,539
Total	$21,912	$(7,781)	$14,131

As of October 31, 2024	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(7,133)	5,187
Total	$21,912	$(7,133)	$14,779

Note 10. Accrued Liabilities

Accrued liabilities as of April 30, 2025 and October 31, 2024 consisted of the following (in thousands):

	April 30,	October 31,
	2025	2024
Accrued payroll and employee benefits (1)	$5,386	$9,808
Consideration payable to a customer (2)	2,515	2,515
Accrued service agreement and PPA costs (3)	10,647	10,574
Accrued legal, taxes, professional and other	4,972	5,230
Accrued severance costs (4)	1,432	2,235
Accrued liabilities	$24,952	$30,362
(1)	The balance in this account represents accrued payroll, payroll taxes and accrued bonus for both periods.
(2)	The balance represents the net amount due to Toyota as an accrued liability, which will be reduced over time against billings to Toyota for hydrogen sales under the terms of the Toyota HPPA.
(3)	Accrued service agreement costs include loss accruals on service agreements of $8.9 million and $9.0 million as of April 30, 2025 and October 31, 2024, respectively. The accruals for performance guarantees on service agreements and PPAs were $1.6 million and $1.5 million as of April 30, 2025 and October 31, 2024, respectively.
(4)	Accrued severance costs represent amounts accrued relating to restructuring activities and workforce reductions that occurred in September and November of fiscal year 2024. Refer to Note 5. “Restructuring” for more information about the restructuring.

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

Operating lease expense for each of the three month periods ended April 30, 2025 and 2024 was $0.3 million, and for each of the six month periods ended April 30, 2025 and 2024 was $0.7 million. As of April 30, 2025, the weighted average remaining lease term (in years) was approximately 16 years and the weighted average discount rate was 8.0%. Lease payments made during the three months ended April 30, 2025 and 2024 were $0.4 million and $0.5 million, respectively. Lease payments made during each of the six month periods ended April 30, 2025 and 2024 were $0.7 million.

Undiscounted maturities of operating lease liabilities as of April 30, 2025 were as follows (in thousands):

Operating Leases
Due Year 1	$1,320
Due Year 2	1,357
Due Year 3	1,380
Due Year 4	1,017
Due Year 5	754
Thereafter	11,068
Total undiscounted lease payments	16,896
Less imputed interest	(7,749)
Total discounted lease payments	$9,147

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

During the three months ended April 30, 2025, approximately 1.6 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $5.00 per share, resulting in gross proceeds of approximately $8.1 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $7.7 million after deducting sales commissions totaling approximately $0.2 million and fees totaling approximately $0.2 million. During the six months ended April 30, 2025, approximately 2.3 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $6.25 per share, resulting in gross proceeds of approximately $14.5 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $13.6 million after deducting sales commissions totaling approximately $0.3 million and fees totaling approximately $0.6 million.

As of April 30, 2025, approximately $190.4 million of shares remained available for sale under the Amended Sales Agreement.

Note 13. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of April 30, 2025, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of April 30, 2025 and October 31, 2024, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash during each of the three month periods ended April 30, 2025 and 2024, and dividends of $1.6 million were paid in cash during each of the six month periods ended April 30, 2025 and 2024.

Note 14. Loss Per Share

The calculation of basic and diluted loss per share was as follows (in thousands, except share and per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(38,049)	$(32,140)	$(66,375)	$(51,933)
Series B preferred stock dividends	(800)	(800)	(1,600)	(1,600)
Net loss attributable to common stockholders	$(38,849)	$(32,940)	$(67,975)	$(53,533)
Denominator
Weighted average common shares outstanding – basic	21,740,193	15,099,482	21,110,664	15,076,778
Effect of dilutive securities (1)	—	—	—	—
Weighted average common shares outstanding – diluted	21,740,193	15,099,482	21,110,664	15,076,778
Net loss to common stockholders per share – basic	$(1.79)	$(2.18)	$(3.22)	$(3.55)
Net loss to common stockholders per share – diluted (1)	$(1.79)	$(2.18)	$(3.22)	$(3.55)
(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of April 30, 2025 and 2024, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	April 30,	April 30,
	2025	2024
Outstanding options to purchase common stock	532	577
Unvested Restricted Stock Units	1,009,460	568,737
5% Series B Cumulative Convertible Perpetual Preferred Stock	1,261	1,261
Total potentially dilutive securities	1,011,253	570,575

Note 15. Restricted Cash

As of April 30, 2025 and October 31, 2024, there was $63.1 million and $60.8 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	April 30,	October 31,
	2025	2024
Cash Restricted for Outstanding Letters of Credit (1)	$14,152	$14,152
Cash Restricted for Crestmark Sale-Leaseback Transactions	2,912	2,908
Debt Service and Performance Reserves related to OpCo Financing Facility	25,061	24,721
Debt Service and Performance Reserves related to the Senior and Subordinated Back Leverage Loan Facilities	13,384	12,869
Other	7,546	6,100
Total Restricted Cash	63,055	60,750
Restricted Cash and Cash Equivalents – Short-Term (2)	(12,339)	(12,161)
Restricted Cash and Cash Equivalents – Long-Term	$50,716	$48,589
(1)	Letters of credit outstanding as of April 30, 2025 expire on various dates through October 2029.
(2)	Short-term restricted cash and cash equivalents are amounts expected to be released and classified as unrestricted cash within twelve months of the balance sheet date.

Note 16. Debt

Debt as of April 30, 2025 and October 31, 2024 consisted of the following (in thousands):

	April 30,	October 31,
	2025	2024
Export-Import Bank of the United States Financing Facility	$9,709	$10,104
Liberty Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	5,521	5,825
Connecticut Green Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	2,548	2,689
Connecticut Green Bank Loan (Derby Subordinated Back Leverage Loan Facility)	3,500	3,500
Connecticut Green Bank Loan (Groton Subordinated Back Leverage Loan Facility)	8,000	8,000
Liberty Bank Term Loan Agreement (Groton Senior Back Leverage Loan Facility)	5,204	5,437
Amalgamated Bank Loan (Groton Senior Back Leverage Loan Facility)	5,181	5,420
Finance obligation for sale-leaseback transactions	18,787	18,811
State of Connecticut Loan	5,576	6,024
OpCo Financing Facility	66,239	70,067
Deferred finance costs	(3,757)	(4,215)
Total debt and finance obligations	126,508	131,662
Current portion of long-term debt and finance obligations	(17,137)	(15,924)
Long-term debt and finance obligations	$109,371	$115,738

OpCo Financing Facility Interest Rate Swap – Fair Value Adjustment

The Company’s interest rate swap related to the OpCo Financing Facility (as defined elsewhere herein) is recorded at its fair value each reporting period, with the resulting gains/losses recorded to other income/expense. The interest rate swap is a Level 2 asset/liability since the value can be determined based on the observed values for underlying interest rates. The fair value adjustment for the three and six months ended April 30, 2025 resulted in losses of $1.6 million and $0.8 million, respectively. The fair value adjustment for the three and six months ended April 30, 2024 resulted in a gain (loss) of $2.7 million and $(0.8) million, respectively. The Company has recorded a derivative liability within long-term debt and other liabilities on the Consolidated Balance Sheets, which had an estimated fair value of $0.5 million as of April 30, 2025, and a derivative asset within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $0.3 million as of October 31, 2024, respectively.

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

Long-Term Incentive Plan Awards for Fiscal Year 2025:

On December 30, 2024, the Board and its Compensation and Leadership Development Committee approved certain awards to be made under the Company’s Long-Term Incentive Plan (the “LTI Plan”) for fiscal year 2025. The LTI Plan is a sub-plan consisting of awards made under the Company’s 2018 Omnibus Incentive Plan (as amended and restated from time to time, the “2018 Omnibus Incentive Plan”). The participants in the LTI Plan are members of senior management. The awards under the LTI Plan consist of two components:

1)	Relative Total Shareholder Return (“TSR”) Performance Share Units (“PSU”). The PSUs granted during the six months ended April 30, 2025 will be earned over the performance period ending on October 31, 2027, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR PSUs is the TSR of the Company relative to the TSR of the Russell 2000 from October 31, 2024 through October 31, 2027. The Compensation and Leadership Development Committee established the performance assessment criteria for the relative TSR PSUs as the TSR of the Company relative to the TSR of the Russell 2000, with the award calibration being 100% plus or minus 0.5x the difference between the Company’s TSR and the Russell 2000 Index composite TSR. The award is capped at 200% of the target number of PSUs, and the award is further capped at 100% of the target number of PSUs if the Company’s absolute TSR over the performance period is negative. The Company’s TSR is calculated by subtracting the Company’s beginning stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2024) from the ending stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2027), adding any dividends during the period, and then dividing the result by the Company’s beginning stock price. Given that the performance period is still open, the Company has reserved shares equal to 200% of the target number of PSUs, subject to performance during the remaining performance period as well as vesting based on continued service until December 30, 2027 (the third anniversary of the grant date). A portion of the PSUs awarded during the six months ended April 30, 2025 may be settled in cash in lieu of shares if actual performance achieved with respect to the PSUs is such that the number of PSUs earned exceeds the number of shares then available under the 2018 Omnibus Incentive Plan.
2)	Time-vesting Restricted Stock Units (“RSU”). The time-vesting RSUs granted during the six months ended April 30, 2025 will vest at a rate of one-half of the total number of RSUs on each of the first two anniversaries of the date of grant.

On December 30, 2024, 186,507 PSUs and 186,501 time-based vesting RSUs were awarded to senior management under the LTI Plan.

PSUs are issued assuming participants achieve 100% target performance. The Company also reserves additional shares assuming the maximum performance targets are met. A portion of the PSUs awarded during the six months ended April 30, 2025 may be settled in cash in lieu of shares if actual performance achieved with respect to the PSUs is such that the number of PSUs earned exceeds the number of shares then available under the 2018 Omnibus Incentive Plan.

In addition to the awards granted to senior management, during the six months ended April 30, 2025, the Board also granted a total of 288,690 time-based vesting RSUs to certain salaried employees and 16,047 time-based vesting RSUs to certain hourly employees to promote ownership of the Company’s equity and retention. The time-based vesting RSUs granted during the six months ended April 30, 2025 vest at a rate of one-half of the total number of RSUs granted on each of the first two anniversaries of the date of grant.

Share-Based Compensation

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Cost of revenues	$269	$339	$413	$736
Administrative and selling expense	4,269	2,148	6,129	4,195
Research and development expense	219	417	324	778
	$4,757	$2,904	$6,866	$5,709

Restricted Stock Units Including Performance Share Units

The following table summarizes our RSU activity for the six months ended April 30, 2025:

Restricted Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2024	516,561	$64.53
Granted - time-vesting RSUs	491,238	8.17
Granted - PSUs	186,507	14.38
Vested	(126,704)	69.35
Forfeited	(58,142)	51.86
Outstanding as of April 30, 2025	1,009,460	$27.23

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

Project Fuel Exposure

Certain of our PPAs for project assets in our generation operating portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, for the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through September 2028), for six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and through May 2026 for the twenty year Toyota HPPA; and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fourth quarter of fiscal year 2023 for one contract and in the second quarter of fiscal year 2024 for other contracts, which resulted in a change to mark-to-market accounting. The Company recorded a mark-to-market net loss of $0.8 million and a mark-to-market net gain of $1.1 million associated with the natural gas contract derivatives for the three and six months ended April 30, 2025, respectively. The Company recorded mark-to-market net losses of $2.3 million and $4.2 million associated with the natural gas contract derivatives for the three and six months ended April 30, 2024, respectively. The Company recorded derivative assets within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $1.4 million and $1.2 million as of April 30, 2025 and October 31, 2024, respectively. The Company recorded derivative liabilities within long-term debt and other liabilities on the Consolidated Balance Sheets, which had an estimated fair value of $3.1 million and $4.0 million as of April 30, 2025 and October 31, 2024, respectively. The natural gas contract derivatives are classified as Level 2 financial assets/liabilities since the values can be determined based on readily observable inputs for underlying natural gas forward prices.

Other

As of April 30, 2025, the Company had unconditional purchase commitments aggregating to $61.2 million for materials, supplies and services in the normal course of business.

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

Note 19. Subsequent Events

On June 4, 2025, the Board approved a global restructuring plan to further reduce operating costs, realign resources toward advancing the Company’s core carbonate technologies, and protect the Company’s competitive position amid slower-than-expected market investments in clean energy. This plan includes: (i) a workforce reduction of 122 employees, or approximately 22% of our workforce across the U.S., Canada and Germany (which reduction was implemented on June 5, 2025), (ii) a significant reduction of discretionary overhead spending, (iii) recalibration of the Torrington manufacturing facility production schedule to align with contracted demand, rather than forecasted demand, which, without continued growth in our closed order book, would result in a decrease in our annualized production rate, (iv) the deferral of certain compensation and benefit obligations, (v) the cessation of the majority of development efforts with respect to our solid oxide technology, and (vi) other targeted cost-saving measures. These steps reflect our commitment to strategic discipline and focus, with the goal of ensuring we continue to advance our most commercially viable technology while preserving the long-term optionality of our broader platform innovations.

The actions under this restructuring plan are expected to be substantially completed by the end of fiscal year 2025. In connection with this restructuring plan and workforce reduction, the Company estimates it will incur aggregate restructuring-related costs and charges of approximately $3.5 million to $4.5 million in cash costs related to severance payments and other employee termination benefits. The majority of these charges are expected to be recorded in the third quarter of fiscal year 2025.

In conjunction with this restructuring plan, the Company is evaluating certain assets for impairment including Goodwill and in-process research and development (“IPR&D”) intangible assets, with a net book value of $13.8 million as of April 30, 2025 related to the Company’s prior investments in solid oxide technology, related property, plant and equipment located in Calgary, Canada with a net book value of $38.8 million as of April 30, 2025 and solid oxide inventory with a net book value of $8.8 million as of April 30, 2025. As of June 6, 2025, the Company believes the likelihood of an impairment charge in the third quarter of fiscal year 2025 is more likely than not, but is unable to estimate the recovery value of such assets, if any, at this time.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations and business prospects, are forward-looking statements. Words such as “expects,” “anticipates,” “estimates,” “goals,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “seeks,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements and are included, along with this statement, for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements are neither historical facts, nor assurances of future performance. Instead, such statements are based only on our beliefs, expectations, and assumptions regarding the future. As such, the realization of matters expressed in forward-looking statements involves inherent risks and uncertainties. Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries of fuel cell technology and products and the market for such products; (ii) the expected timing of completion of our ongoing projects; (iii) our business plans and strategies; (iv) the markets in which we expect to operate; (v) expected operating results such as revenue growth and earnings; (vi) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (vii) future funding under Advanced Technologies contracts; (viii) future financing for projects, including equity and debt investments by investors and commercial bank financing, as well as overall financial market conditions; (ix) the expected cost competitiveness of our technology; (x) our ability to successfully implement our restructuring plans during the expected timeframe and the expected effects and impacts of the Company’s restructuring plans; and (xi) our ability to achieve our sales plans, our plans to increase our annualized production rate in the future in connection with sales growth, market access and market expansion goals, and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements, including, without limitation, the risks described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 and in the section below entitled “Item 1A. Risk Factors,” and the following risks and uncertainties: general risks associated with product development and manufacturing; general economic conditions; changes in interest rates, which may impact project financing; supply chain disruptions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and fuel cell power plants configured for carbon capture or carbon separation; potential volatility of commodity prices that may adversely affect our projects; availability of government subsidies and economic incentives for alternative energy technologies; risks that our restructuring plans will not result in the intended benefits or savings or will result in unanticipated costs, including but not limited to additional charges and/or higher than expected costs or will yield unintended consequences to our remaining workforce and results of operations; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations; our ability to maintain compliance with the listing rules of The Nasdaq Stock Market; rapid technological change; competition; the risk that our bid awards will not convert to contracts or that our contracts will not convert to revenue; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States (“GAAP”); factors affecting our liquidity position and financial condition; government appropriations; the ability of the government and third parties to terminate their development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; our ability to successfully market and sell our products internationally; our ability to develop additional commercially viable products; our ability to implement our strategy; our ability to reduce our levelized cost of energy and deliver on our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our new products will not occur when anticipated or, if it does, that we will not have adequate capacity to satisfy demand; our need for and the availability of additional financing; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our platforms and to meet the performance requirements of our contracts; and our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies.

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

RECENT DEVELOPMENTS

Solid Oxide Update and 2025 Restructuring Plan

In early 2025, the Company delivered a fully integrated solid oxide electrolysis platform to Idaho National Laboratory (“INL”), which is expected to be the first integrated solid oxide system tested at this U.S. Department of Energy research facility. With this system soon to be tested at INL, we believe our team has advanced the solid oxide electrolysis technology as far as our current resources can support. We believe that a successful demonstration at INL could accelerate strategic interest from a potential partner or buyer with the capability to invest in the next phase of development, manufacturing scale-up, and commercialization of our solid oxide platform. We continue to face macroeconomic and industry-specific headwinds, particularly in the zero-carbon hydrogen space, compounded by a difficult capital markets environment. In response to these headwinds, and with an eye toward long-term sustainability and accelerating the timeline to our goal of future profitability, on June 4, 2025, the Board of Directors of the Company approved a global restructuring plan to further reduce operating costs, realign resources toward advancing the Company’s core carbonate technologies, and protect the Company’s competitive position amid slower-than-expected market investments in clean energy. This plan includes: (i) a workforce reduction of 122 employees, or approximately 22% of our workforce across the U.S., Canada and Germany (which reduction was implemented on June 5, 2025), (ii) a significant reduction of discretionary overhead spending, (iii) recalibration of the Torrington manufacturing facility production schedule to align with contracted demand, rather than forecasted demand, which, without continued growth in our closed order book, would result in a decrease in our annualized production rate, (iv) the deferral of certain compensation and benefit obligations, (v) the cessation of the majority of development efforts with respect to our solid oxide technology, and (vi) other targeted cost-saving measures. These steps reflect our commitment to strategic discipline and focus, with the goal of ensuring we continue to advance our most commercially viable technology while preserving the long-term optionality of our broader platform innovations.

Following this reduction in workforce, the Company has approximately 426 global employees. The actions under this restructuring plan are expected to be substantially completed by the end of fiscal year 2025. In connection with this restructuring plan and workforce reduction, the Company estimates it will incur aggregate restructuring-related costs and charges of approximately $3.5 million to $4.5 million in cash costs related to severance payments and other employee termination benefits. The majority of these charges are expected to be recorded in the third quarter of fiscal year 2025.

In conjunction with this restructuring plan, the Company is evaluating certain assets for impairment including Goodwill and in-process research and development (“IPR&D”) intangible assets, with a net book value of $13.8 million as of April 30, 2025 related to the Company’s prior investments in solid oxide technology, related property, plant and equipment located in Calgary, Canada with a net book value of $38.8 million as of April 30, 2025 and solid oxide inventory with a net book value of $8.8 million as of April 30, 2025. As of June 6, 2025, the Company believes the likelihood of an impairment charge in the third quarter of fiscal year 2025 is more likely than not, but is unable to estimate the recovery value of such assets, if any, at this time.

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

Comparison of the Three Months Ended April 30, 2025 and 2024

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended April 30, 2025 and 2024 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2025	2024	$	%
Total revenues	$37,406	$22,420	$14,986	67%
Total costs of revenues	46,844	29,494	17,350	59%
Gross loss	$(9,438)	$(7,074)	$(2,364)	(33)%
Gross margin	(25.2)%	(31.6)%

Total revenues for the three months ended April 30, 2025 of $37.4 million reflects an increase of $15.0 million from $22.4 million for the same period in the prior year. Cost of revenues for the three months ended April 30, 2025 of $46.8 million reflects an increase of $17.4 million from $29.5 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the three months ended April 30, 2025 and 2024 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2025	2024	$	%
Product revenues	$13,027	$-	$13,027	N/A
Cost of product revenues	16,261	2,938	13,323	453%
Gross loss from product revenues	$(3,234)	$(2,938)	$(296)	(10)%
Product revenues gross margin	(24.8)%	N/A

Product revenues were $13.0 million during the three months ended April 30, 2025 and there were no product revenues in the comparable prior year period. The increase in product revenues during the three months ended April 31, 2025 was primarily driven by $12.0 million of revenue recognized under the Company’s long-term service agreement (“LTSA”) with Gyeonggi Green Energy Co., Ltd. (“GGE”) for the replacement of four fuel cell modules for GGE’s 58.8 MW fuel cell power plant platform in Hwaseong-si, Korea, and $1.1 million of revenue recognized under the Company’s sales contract with Ameresco, Inc., which was entered into during the second quarter of fiscal year 2024, pursuant to which the Company is to provide a 2.8 MW carbonate fuel cell platform to the Sacramento Area Sewer District.

Cost of product revenues increased $13.3 million for the three months ended April 30, 2025 to $16.3 million, compared to $2.9 million in the same period in the prior year, primarily due to the higher product sales in the three months ended April 30, 2025. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $2.9 million for the three months ended April 30, 2025, compared to approximately $2.8 million for the three months ended April 30, 2024.

For the three months ended April 30, 2025, we operated at an annualized production rate of approximately 29.9 MW in our Torrington, CT manufacturing facility, compared to an annualized production rate of 30.9 MW for the three months ended April 30, 2024.

Service agreements revenues

Service agreements revenues and related costs for the three months ended April 30, 2025 and 2024 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2025	2024	$	%
Service agreements revenues	$8,144	$1,369	$6,775	495%
Cost of service agreements revenues	9,067	1,267	7,800	616%
Gross (loss) profit from service agreements revenues	$(923)	$102	$(1,025)	1005%
Service agreements revenues gross margin	(11.3)%	7.5%

Service agreements revenues for the three months ended April 30, 2025 increased $6.8 million to $8.1 million from $1.4 million for the three months ended April 30, 2024. The increase in service agreements revenues during the three months ended April 30, 2025 was primarily driven by revenue recognized from module exchanges under the Company’s LTSA with United Illuminating in New Haven, Connecticut. There were three module exchanges during the three months ended April 30, 2025, and no module exchanges during the three months ended April 30, 2024.

Cost of service agreements revenues increased $7.8 million to $9.1 million for the three months ended April 30, 2025 from $1.3 million for the three months ended April 30, 2024 due to the three module exchanges in the three months ended April 30, 2025, compared to no module exchanges during the three months ended April 30, 2024. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges.

Overall gross loss from service agreements revenues was $(0.9) million for the three months ended April 30, 2025, compared to a gross profit of $0.1 million for the three months ended April 30, 2024. The overall gross margin was (11.3)% for the three months ended April 30, 2025 compared to a gross margin of 7.5% in the comparable prior year period. Gross margin was lower during the three months ended April 30, 2025 primarily due to the fact that three module exchanges were completed during the three months ended April 30, 2025 (compared to no module exchanges during the three months ended April 30, 2024) and that such module exchanges were performed pursuant to service agreements with lower margins.

Generation revenues

Generation revenues and related costs for the three months ended April 30, 2025 and 2024 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2025	2024	$	%
Generation revenues	$12,124	$14,118	$(1,994)	(14)%
Cost of generation revenues	18,411	21,424	(3,013)	(14)%
Gross loss from generation revenues	$(6,287)	$(7,306)	$1,019	14%
Generation revenues gross margin	(51.9)%	(51.7)%

Revenues from generation for the three months ended April 30, 2025 totaled $12.1 million, which represents a decrease of $2.0 million from the $14.1 million of revenue recognized for the three months ended April 30, 2024. The decrease in generation revenues reflects lower output from plants in our generation operating portfolio resulting from routine maintenance activities during the quarter. Generation revenues for the three months ended April 30, 2025 and 2024 reflect revenue from electricity generated under our power purchase agreements (“PPAs”) and the sale of renewable energy credits from our generation operating portfolio.

Cost of generation revenues totaled $18.4 million in the three months ended April 30, 2025, compared to $21.4 million in the three months ended April 30, 2024. The overall decrease in cost of generation revenues is primarily related to a reduction in the expensed construction costs related to the Toyota Project, which were $0.2 million in the three months ended April 30, 2025, compared to $2.6 million in the three months ended April 30, 2024 (which also included expensed gas costs). During the three months ended April 30, 2025, the Company incurred a mark-to-market net loss of $0.8 million related to natural gas purchase contracts, compared to a mark-to-market net loss of $2.3 million during the three months ended April 30, 2024. Cost of generation revenues included depreciation and amortization of approximately $8.7 million and $7.2 million for the three months ended April 30, 2025 and 2024, respectively.

We currently have four projects with fuel sourcing risk, which are the Toyota Project, our 14.0 MW and 2.8 MW Derby Projects and our 7.4 MW project in Yaphank Long Island (the “LIPA Yaphank Project”), all of which require natural gas for which there is no pass-through mechanism. A one-year fuel supply contract (through May of 2026) has been executed for the Toyota Project. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW LIPA Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the LIPA Yaphank Project asset and further impairment charges for the Toyota Project asset.

We had 62.8 MW of operating power plants in our generation operating portfolio as of April 30, 2025, which was unchanged from April 30, 2024.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended April 30, 2025 and 2024 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2025	2024	$	%
Advanced Technologies contract revenues	$4,111	$6,933	$(2,822)	(41)%
Cost of Advanced Technologies contract revenues	3,105	3,865	(760)	(20)%
Gross profit from Advanced Technologies contracts	$1,006	$3,068	$(2,062)	(67)%
Advanced Technologies contract gross margin	24.5%	44.3%

Advanced Technologies contract revenues for the three months ended April 30, 2025 decreased to $4.1 million from $6.9 million for the three months ended April 30, 2024. Advanced Technologies contract revenues recognized under our Joint Development Agreement with ExxonMobil Technology and Engineering Company (“EMTEC”) were approximately $2.3 million, revenues arising from the purchase order received from Esso Nederland B.V. (“Esso”), an affiliate of EMTEC and Exxon Mobil Corporation, related to the Rotterdam project were approximately $1.2 million and revenue recognized under government contracts and other contracts were approximately $0.6 million for the three months ended April 30, 2025. This compares to Advanced Technologies contract revenues recognized under our Joint Development Agreement with EMTEC of approximately $2.7 million, revenue recognized under the Esso purchase order of approximately $2.1 million and revenue recognized under government contracts and other contracts of approximately $2.1 million for the three months ended April 30, 2024.

Cost of Advanced Technologies contract revenues decreased to $3.1 million for the three months ended April 30, 2025, compared to $3.9 million for the three months ended April 30, 2024.

Advanced Technologies contracts for the three months ended April 30, 2025 generated a gross profit of $1.0 million, compared to a gross profit of $3.1 million for the same period in the prior year. The decrease was due primarily to lower margins on some of the contracts under which revenues were recognized during the three months ended April 30, 2025 compared to the three months ended April 30, 2024.

Administrative and selling expenses

Administrative and selling expenses were $16.5 million and $17.7 million for the three months ended April 30, 2025 and 2024, respectively. Administrative and selling expenses were lower during the three months ended April 30, 2025 than during the three months ended April 30, 2024 primarily due to lower compensation expense as a result of the restructuring actions in September of fiscal year 2024 and November of fiscal year 2025.

Research and development expenses

Research and development expenses decreased to $9.9 million for the three months ended April 30, 2025 compared to $16.6 million for the three months ended April 30, 2024. The decrease is primarily due to a decrease in spending on the Company’s commercial development efforts related to our solid oxide power generation and electrolysis platforms and carbon separation and carbon recovery solutions compared to the comparable prior year period, as well as a shift in engineering resource allocation toward supporting funded Advanced Technologies activities.

Restructuring expense

Restructuring expense of $0.01 million for the three months ended April 30, 2025 related to the Company’s workforce reductions in November 2024.

Loss from operations

Loss from operations for the three months ended April 30, 2025 was $35.8 million compared to $41.4 million for the three months ended April 30, 2024. This decrease was driven primarily by a $7.9 million decrease in operating expenses, partially offset by a $2.4 million increase in gross loss.

Interest expense

Interest expense for the three months ended April 30, 2025 and 2024 was $2.5 million and $2.3 million, respectively. Interest expense for both periods includes interest on the OpCo Financing Facility (as defined elsewhere herein), which was entered into in May 2023, and interest on the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in August 2023. Interest expense increased for the three months ended April 30, 2025, as this period also includes interest on the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in April 2024, and on the facility with EXIM (as defined elsewhere herein), which was entered into in October 2024.

Interest income

Interest income was $1.8 million and $3.4 million for the three months ended April 30, 2025 and 2024, respectively. The decrease in interest income during the three months ended April 30, 2025 was primarily driven by lower money market investments compared to the three months ended April 30, 2024. Interest income for the three months ended April 30, 2025 and 2024 represents interest earned on money market investments and investments in U.S. Treasury Securities.

Other (expense) income, net

Other (expense) income, net was $(1.1) million and $2.6 million for the three months ended April 30, 2025 and 2024, respectively. Other expense, net for the three months ended April 30, 2025 relates primarily to an unrealized loss of $1.6 million on the OpCo Financing Facility interest rate swap derivative. Other income, net for the three months ended April 30, 2024 relates primarily to a gain on the OpCo Financing Facility interest rate swap derivative of $2.7 million.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Provision for income tax recorded for the three months ended April 30, 2025 was $0.1 million, and we recorded no provision for income tax for the three months ended April 30, 2024.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three month periods ended April 30, 2025 and 2024.

Net income (loss) attributable to noncontrolling interests

Net income (loss) attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of our tax equity financings with East West Bancorp, Inc. (“East West Bank”), Renewable Energy Investors, LLC (“REI”), and Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”).

For the three months ended April 30, 2025 and 2024, net income attributable to noncontrolling interest totaled $0.01 million and $0.3 million, respectively, for the Groton Project tax equity financing transaction with East West Bank.

For the three months ended April 30, 2025 and 2024, net (loss) income attributable to noncontrolling interest totaled $(0.1) million and $0.2 million, respectively, for the LIPA Yaphank Project tax equity financing transaction with REI.

For the three months ended April 30, 2025 and 2024, net income (loss) attributable to noncontrolling interest totaled $0.4 million and $(6.1) million, respectively, for the Derby Projects tax equity financing transaction with Franklin Park. The loss in the three months ended April 30, 2024 was primarily a result of accelerated depreciation allocated to the noncontrolling interest under the HLBV method.

Net loss attributable to common stockholders and net loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended April 30, 2025 and 2024, net loss attributable to common stockholders was $38.8 million and $32.9 million, respectively, and net loss per common share was $1.79 and $2.18, respectively. The increase in net loss attributable to common stockholders was primarily due to the net income of $0.3 million attributable to noncontrolling interest during the three months ended April 30, 2025 (compared to the net loss of $5.5 million attributable to noncontrolling interest that benefited the comparable prior year period). The decrease in net loss per common share is primarily due to the higher number of weighted average shares outstanding due to share issuances since April 30, 2024.

Comparison of the Six Months Ended April 30, 2025 and 2024

Revenues and Costs of revenues

Our revenues and cost of revenues for the six months ended April 30, 2025 and 2024 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2025	2024	$	%
Total revenues	$56,403	$39,111	$17,292	44%
Total costs of revenues	71,045	57,910	13,135	23%
Gross loss	$(14,642)	$(18,799)	$4,157	22%
Gross margin	(26.0)%	(48.1)%

Total revenues for the six months ended April 30, 2025 of $56.4 million reflects an increase of $17.3 million from $39.1 million for the same period in the prior year. Cost of revenues for the six months ended April 30, 2025 of $71.0 million reflects an increase of $13.1 million from $57.9 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the six months ended April 30, 2025 and 2024 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2025	2024	$	%
Product revenues	$13,099	$—	$13,099	N/A
Cost of product revenues	19,297	5,329	13,968	262%
Gross loss from product revenues	$(6,198)	$(5,329)	$(869)	16%
Product revenues gross margin	(47.3)%	N/A

Product revenues for the six months ended April 30, 2025 were $13.1 million, compared to no product revenue for the six months ended April 30, 2024. Product revenues for the six months ended April 30, 2025 were driven primarily by $12.0 million of revenue recognized under the Company’s LTSA with GGE for the replacement of four fuel cell modules for GGE’s 58.8 MW fuel cell power plant platform in Hwaseong-si, Korea. Product revenues for the six months ended April 30, 2025 also include $1.1 million of product revenues recognized under the Company’s sales contract with Ameresco, Inc., which was entered into during the second quarter of fiscal year 2024, pursuant to which the Company is to provide a 2.8 MW carbonate fuel cell platform to the Sacramento Area Sewer District.

Cost of product revenues totaled $19.3 million in the six months ended April 30, 2025, compared to $5.3 million in the six months ended April 30, 2024. The increase in cost of product revenues in the six months ended April 30, 2025 is primarily due to the four module replacements made under the Company’s LTSA with GGE for GGE’s 58.8 MW fuel cell power plant platform in Hwaseong-si, Korea and costs of product revenues relating to the product revenue recognized under the Company’s sales contract with Ameresco, Inc., compared to the lack of any module replacements in the six months ended April 30, 2024. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, increased to approximately $5.6 million for six months ended April 30, 2025, compared to approximately $5.0 million for the six months ended April 30, 2024.

For the six months ended April 30, 2025, we operated at an annualized production rate of approximately 30.6 MW in our Torrington, CT manufacturing facility, compared to an annualized production rate of 31.8 MW for the six months ended April 30, 2024.

Service agreements revenues

Service agreements revenues and related costs for the six months ended April 30, 2025 and 2024 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2025	2024	$	%
Service agreements revenues	$9,992	$2,986	$7,006	235%
Cost of service agreements revenues	10,735	3,155	7,580	240%
Gross loss from service agreements revenues	$(743)	$(169)	$(574)	340%
Service agreements revenues gross margin	(7.4)%	(5.7)%

Service agreements revenues for the six months ended April 30, 2025 increased $7.0 million to $10.0 million from $3.0 million for the six months ended April 30, 2024. The increase in service agreements revenues during the six months ended April 30, 2025 was primarily driven by revenues recognized for module exchanges under the Company’s LTSA with United Illuminating in New Haven, Connecticut, and partially from revenue recognized for module exchanges under the Company’s LTSA with GGE for GGE’s 58.8 MW fuel cell power plant platform in Hwaseong-si, Korea. During the six months ended April 30, 2024, there were no module exchanges.

Cost of service agreements revenues increased $7.6 million to $10.7 million for the six months ended April 30, 2025 from $3.2 million for the six months ended April 30, 2024. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges. The increase reflects higher costs due to the module exchanges during the six months ended April 30, 2025, while there were no module exchanges during the six months ended April 30, 2024.

Overall gross loss from service agreements revenues was $0.7 million for the six months ended April 30, 2025, which was an increase from a gross loss of $0.2 million for the six months ended April 30, 2024. The overall gross margin was (7.4)% for the six months ended April 30, 2025 compared to a gross margin of (5.7)% in the six months ended April 30, 2024.

Generation revenues

Generation revenues and related costs for the six months ended April 30, 2025 and 2024 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2025	2024	$	%
Generation revenues	$23,470	$24,611	$(1,141)	(5)%
Cost of generation revenues	33,705	42,318	(8,613)	(20)%
Gross loss from generation revenues	$(10,235)	$(17,707)	$7,472	(42)%
Generation revenues gross margin	(43.6)%	(71.9)%

Revenues from generation for the six months ended April 30, 2025 totaled $23.5 million, which represents a decrease of $1.1 million from generation revenues recognized of $24.6 million for the six months ended April 30, 2024. The decrease in generation revenues reflects lower output from plants in our generation operating portfolio resulting from routine maintenance activities, partially offset by revenue generated by the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”), both of which became operational in December 2023. Generation revenues for the six months ended April 30, 2025 and 2024 reflect revenue from electricity generated under our PPAs and the sale of renewable energy credits from our generation operating portfolio.

Cost of generation revenues totaled $33.7 million in the six months ended April 30, 2025, compared to $42.3 million in the six months ended April 30, 2024. The overall decrease in cost of generation revenues is primarily due to a decrease in expensed construction costs related to the Toyota Project, which were $0.5 million in the six months ended April 30, 2025 compared to $6.1 million in the six months ended April 30, 2024 (which also included expensed gas costs). Cost of generation revenues also decreased due to downtime from maintenance activities performed during the six months ended April 30, 2025. During the six months ended April 30, 2025, the Company incurred a mark-to-market net gain of $1.1 million related to natural gas purchase contracts. During the six months ended April 30, 2024, the Company incurred a mark-to-market net loss of $4.2 million related to natural gas purchase contracts. Cost of generation revenues included depreciation and amortization of approximately $16.7 million and $14.0 million for the six months ended April 30, 2025 and 2024, respectively.

We currently have four projects with fuel sourcing risk, which are the Toyota Project, our 14.0 MW and 2.8 MW Derby Projects and our 7.4 MW LIPA Yaphank Project, all of which require natural gas for which there is no pass-through mechanism. A one-year fuel supply contract (through May of 2026) has been executed for the Toyota Project. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW LIPA Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the LIPA Yaphank Project asset and further impairment charges for the Toyota Project asset.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the six months ended April 30, 2025 and 2024 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2025	2024	$	%
Advanced Technologies contract revenues	$9,842	$11,514	$(1,672)	(15)%
Cost of Advanced Technologies contract revenues	7,308	7,108	200	3%
Gross profit from Advanced Technologies contracts	$2,534	$4,406	$(1,872)	(42)%
Advanced Technologies contract gross margin	25.7%	38.3%

Advanced Technologies contract revenues decreased to $9.8 million for the six months ended April 30, 2025 from $11.5 million for the six months ended April 30, 2024. Compared to the six months ended April 30, 2024, Advanced Technologies contract revenues recognized under our Joint Development Agreement with EMTEC were approximately $1.6 million lower, revenues arising from the purchase order received from Esso related to the Rotterdam project were approximately $1.4 million higher, and revenue recognized under government contracts and other contracts were approximately $1.6 million lower for the six months ended April 30, 2025.

Cost of Advanced Technologies contract revenues were $7.3 million for the six months ended April 30, 2025, compared to $7.1 million for the six months ended April 30, 2024.

Advanced Technologies contracts for the six months ended April 30, 2025 generated a gross profit of $2.5 million, compared to a gross profit of $4.4 million for the six months ended April 30, 2024. The decrease in gross profit was due primarily to lower margins on some of the contracts under which revenues were recognized during the six months ended April 30, 2025 compared to the six months ended April 30, 2024.

Administrative and selling expenses

Administrative and selling expenses were $31.5 million and $34.1 million for the six months ended April 30, 2025 and 2024, respectively. Administrative and selling expenses were lower during the six months ended April 30, 2025 than during the six months ended April 30, 2024 primarily due to lower compensation expense as a result of the restructuring actions in September of fiscal year 2024 and November of fiscal year 2025.

Research and development expenses

Research and development expenses decreased to $21.0 million for the six months ended April 30, 2025 compared to $31.0 million for the six months ended April 30, 2024. The decrease is primarily due to a decrease in spending on the Company’s commercial development efforts related to our solid oxide power generation and electrolysis platforms and carbon separation and carbon recovery solutions compared to the comparable prior year period, as well as a shift in engineering resource allocation toward supporting funded Advanced Technologies activities.

Restructuring expense

Restructuring expense of $1.5 million for the six months ended April 30, 2025 was a result of the Company’s workforce reductions in November 2024, which represented approximately 13% of the Company’s global workforce and were intended to reduce costs and align production levels with levels of demand in a manner consistent with the Company’s long-term strategic plan. The workforce was reduced across our global operations including Calgary, Canada and at our

North American production facility in Torrington, Connecticut, at our corporate offices in Danbury, Connecticut and at other remote locations.

Loss from operations

Loss from operations for the six months ended April 30, 2025 was $68.7 million compared to $83.8 million for the six months ended April 30, 2024. This decrease was driven primarily by a $4.2 million decrease in gross loss and a $11.0 million decrease in operating expenses for the six months ended April 30, 2025 compared to the six months ended April 30, 2024.

Interest expense

Interest expense for the six months ended April 30, 2025 and 2024 was $5.2 million and $4.6 million, respectively. Interest expense for both periods includes interest on the OpCo Financing Facility (as defined elsewhere herein), which was entered into in May 2023, and interest on the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in August 2023. Interest expense increased for the six months ended April 30, 2025, as this period also includes interest on the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in April 2024, and on the facility with EXIM (as defined elsewhere herein), which was entered into in October 2024.

Interest income

Interest income was $4.2 million and $7.5 million for the six months ended April 30, 2025 and 2024, respectively. The decrease in interest income during the six months ended April 30, 2025 was primarily driven by lower money market investments compared to the six months ended April 30, 2024. Interest income for the six months ended April 30, 2025 and 2024 represents interest earned on money market investments and investments in U.S. Treasury Securities.

Other expense, net

Other expense, net was $0.4 million and $1.1 million for the six months ended April 30, 2025 and 2024, respectively. Other expense, net for both of the six month periods ended April 30, 2025 and 2024 primarily relates to losses on the OpCo Financing Facility interest rate swap derivative, which totaled $0.8 million for both of the six month periods ended April 30, 2025 and 2024.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Provision for income tax recorded for the six months ended April 30, 2025 was $0.1 million, and we recorded no provision for income tax for the six months ended April 30, 2024.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $1.6 million for each of the six month periods ended April 30, 2025 and 2024.

Net income (loss) attributable to noncontrolling interests

For the six months ended April 30, 2025 and 2024, net loss attributable to noncontrolling interest totaled $3.5 million and $3.3 million, respectively, for the Groton Project tax equity financing transaction with East West Bank.

For the six months ended April 30, 2025 and 2024, net loss attributable to noncontrolling interest totaled $1.1 million and $0.1 million, respectively, for the LIPA Yaphank Project tax equity financing transaction with REI.

For the six months ended April 30, 2025 and 2024, net income (loss) attributable to noncontrolling interest totaled $0.8 million and $26.8 million, respectively, for the Derby Projects tax equity financing transaction with Franklin Park. The loss in the six months ended April 30, 2024 was primarily driven by the accelerated depreciation allocated to the noncontrolling interest under the HLBV method.

Net loss attributable to common stockholders and net loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the six months ended April 30, 2025 and 2024, net loss attributable to common stockholders was $68.0 million and $53.5 million, respectively, and net loss per common share was $3.22 and $3.55, respectively. The increase in net loss attributable to common stockholders is primarily due to the net loss of $3.8 million attributable to noncontrolling interest during the six months ended April 30, 2025 (compared to the net loss of $30.1 million attributable to noncontrolling interest that benefited the comparable prior year period). The decrease in net loss per common share is primarily due to the higher number of weighted average shares outstanding due to share issuances since April 30, 2024.

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

As of April 30, 2025, unrestricted cash and cash equivalents totaled $116.1 million compared to $148.1 million as of October 31, 2024. During the year ended October 31, 2024 and the six months ended April 30, 2025, the Company invested in United States (U.S.) Treasury Securities. The amortized cost of the U.S. Treasury Securities outstanding totaled $60.9 million as of April 30, 2025 compared to $109.1 million as of October 31, 2024 and is classified as Investments - short-term on the Consolidated Balance Sheets.

During the first six months of fiscal year 2025, the Company received the second annual funding from East West Bank under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the six months ended April 30, 2025 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 to the Open Market Sale Agreement, dated July 12, 2022 (the “2022 Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) (the 2022 Sales Agreement as amended, the “Amended Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300,000,000 (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Amended Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. During the three months ended April 30, 2025, approximately 1.6 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $5.00 per share, resulting in gross proceeds of approximately $8.1 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $7.7 million after deducting sales commissions totaling approximately $0.2 million and fees totaling approximately $0.2 million. During the first six months of fiscal year 2025, approximately 2.3 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $6.25 per share, resulting in gross proceeds of approximately $14.5 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $13.6 million after deducting sales commissions totaling approximately $0.3 million and fees totaling approximately $0.6 million. As of April 30, 2025, approximately $190.4 million of shares remained available for sale under the Amended Sales Agreement. See Note 12. “Stockholders’ Equity” for additional information regarding the 2022 Sales Agreement and the Amended Sales Agreement.

On December 27, 2024, the Company filed Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-274971) (the “Registration Statement”), each including a base prospectus covering the offering, issuance and sale by the Company of up to $405,000,000 of common stock, warrants and units (or any combination thereof) from time to time in one or more offerings and a prospectus supplement covering the offering, issuance and sale by the Company from time to time of up to $204,922,876.65 of the Company’s common stock, which was the amount remaining under the Amended Sales Agreement as of December 27, 2024. On March 5, 2025, the Company filed Post-Effective Amendment No. 3 to the Registration Statement to update certain information, to provide an updated consent of its independent registered public accounting firm, and to provide an update about the amount of shares then remaining available for offer and sale by the Company under the Amended Sales Agreement. The Registration Statement, as amended by the Post-Effective Amendments, was declared effective by the SEC on March 10, 2025. In the event that the Amended Sales Agreement is terminated, any portion of the aggregate amount of shares of common stock included in the prospectus supplement that is not sold pursuant to the Amended Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.

In addition, the Company has a universal shelf Registration Statement on Form S-3 (No. 333-286842) that was declared effective by the SEC on May 8, 2025. Under this universal shelf Registration Statement, the Company may offer and sell from time to time in one or more offerings up to $200,000,000 in the aggregate of (1) shares of the Company’s common stock; (2) shares of the Company’s preferred stock; (3) debt securities; (4) warrants exercisable for common stock, preferred stock, debt securities, units, or other securities of the Company; and (5) units consisting of one or more shares of common stock, shares of preferred stock, debt securities, and/or warrants.

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

Generation Operating Portfolio, Project Assets, and Backlog

To grow our generation operating portfolio, the Company may continue to invest in developing and building turn-key fuel cell projects, which will be owned by the Company and classified as project assets on the Consolidated Balance Sheets. This strategy requires liquidity and the Company expects to continue to have increasing liquidity requirements as project sizes increase and more projects are added to backlog. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile. Project development and construction cycles, which span the time between securing a PPA and commercial operation of the platform, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. To make these up-front investments, we may use our working capital, seek to raise funds through the sale of equity or debt securities, or seek other financing arrangements. Delays in construction progress and completing current projects in process within budget, or in completing financing or the sale of our projects may impact our liquidity in a material way.

We believe retaining ownership of our generation operating portfolio generally contributes to higher long-term cash flows to the Company than if these projects had been sold. Our generation operating portfolio totaled 62.8 MW as of April 30, 2025. We expect generation revenue to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company actively markets its products in order to grow this portfolio; however, the Company may also sell certain projects to investors from time to time. As of April 30, 2025, the Company had one project representing an additional 7.4 MW in development, which is expected to generate operating cash flows in future periods, if completed. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of April 30, 2025, net debt outstanding related to project assets was $112.1 million. Future required payments, inclusive of principal and interest, totaled $131.0 million as of April 30, 2025. The outstanding finance obligations under our sale-leaseback transactions totaled $18.8 million as of April 30, 2025, of which $11.3 million represents the current carrying value of finance obligations less future required payments.

Generation Operating Portfolio

Our generation operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation operating portfolio as of April 30, 2025:

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

Generation Project in Process

In January 2025, we entered into a PPA with Eversource and United Illuminating in Hartford, Connecticut, for a 7.4 MW carbonate fuel cell power generation system. Power from this project will be sold to Eversource and United Illuminating through the 20-year term of the PPA. The current expectation is that we will complete construction in calendar year 2026 and commence commercial operations in December 2026, subject in each case to completing customary development steps and obtaining financing for the project.

Generation Projects No Longer in Process

During fiscal year 2022, we entered into a PPA with Trinity College in Hartford, Connecticut, for a 250 kW solid oxide fuel cell power generation system, and in March 2024, we entered into a PPA with the University of Connecticut (“UConn”), in Storrs, Connecticut, for four 250 kW solid oxide fuel cell power generation systems totaling 1 MW. As a result of our restructuring plans and the slowdown in the adoption of clean energy technology for the production of zero-carbon hydrogen and other energy transition solutions, we have ceased all work and spending on the Trinity and UConn projects and removed them from contracted backlog as of April 30, 2025. In addition, the Company and Trinity College mutually agreed to terminate the PPA for the 250 kW solid oxide fuel cell power generation system in May 2025, and the Company is currently in discussions with UConn regarding the termination of the PPA for the four 250 kW solid oxide fuel cell power generation systems. For more information about our restructuring plans, please see Note 5 — Restructuring and Note 19 — Subsequent Events to our Consolidated Financial Statements.

Backlog

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $164.4 million as of April 30, 2025, compared to $145.1 million as of April 30, 2024. Service agreements backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements. During the fiscal year ended October 31, 2024, the Company entered into a LTSA with GGE with respect to GGE’s 58.8 MW fuel cell power platform in Hwaseong-si, Korea (the “GGE Platform”). The contract value totaled approximately $159.6 million, of which approximately $33.6 million was allocated to service at the time of the execution of the LTSA and is being recognized as revenue as the Company performs service at the GGE Platform over the term of the LTSA.
●	Generation backlog totaled $967.4 million as of April 30, 2025, compared to $852.9 million as of April 30, 2024. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs. During the six months ended April 30, 2025, the Company entered into a 20-year PPA with Eversource and United Illuminating, pursuant to which the Company will build and operate a 7.4 MW carbonate fuel cell power plant in Hartford, Connecticut (the “Hartford Project”). The electricity generated by the plant will be sold to Eversource and United Illuminating. The revenue over the contract term is expected to total approximately $167.4 million, which has been added to Generation backlog.
●	Product backlog totaled $98.2 million as of April 30, 2025, compared to $12.3 million as of April 30, 2024. Product backlog increased during the period ended April 30, 2025 primarily as a result of the LTSA with GGE which added $126.0 million. Product backlog is being and will be recognized as revenue over time as the Company completes commissioning of the replacement modules. Commissioning of the first six 1.4-MW replacement fuel cell modules was completed in fiscal year 2024, and commissioning of an additional four 1.4-MW replacement fuel cell modules was completed in the first half of fiscal year 2025. An additional 16 1.4-MW replacement fuel cell modules are expected to be commissioned ratably throughout the course of fiscal year 2025, and the remaining 16 1.4-MW replacement fuel cell modules are expected to be commissioned in fiscal year 2026.
●	Advanced Technologies contract backlog totaled $29.6 million as of April 30, 2025, compared to $51.1 million as of April 30, 2024. Advanced Technologies contract backlog primarily represents remaining revenue under our Joint Development Agreement with EMTEC, revenue under a purchase order from Esso valued at $15.6 million (which includes a $4.0 million increase due to two change orders executed during the six months ended April 30, 2025), and remaining revenue under our government contracts.

Overall, backlog increased by approximately 18.7% to $1.26 billion as of April 30, 2025, compared to $1.06 billion as of April 30, 2024, primarily as a result of the Hartford Project and the LTSA with GGE with respect to the GGE Platform.

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

Backlog represents definitive agreements executed by the Company and our customers. Projects for which we have an executed PPA are included in generation backlog, which represents future revenue under long-term PPAs. The Company’s ability to recognize revenue in the future under a PPA is subject to the Company’s completion of construction of the project covered by such PPA. Should the Company not complete the construction of the project covered by a PPA, it will forgo future revenues with respect to the project and may incur penalties and/or impairment charges related to the project. Projects sold to customers (and not retained by the Company) are included in product sales and service agreements backlog, and the related generation backlog is removed upon sale. Together, the service and generation portion of backlog had a weighted average term of approximately 18 years as of April 30, 2025, with weighting based on the dollar amount of backlog and utility service contracts of up to 20 years in duration at inception.

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2025 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of April 30, 2025, unrestricted cash and cash equivalents totaled $116.1 million. In addition, the Company has invested in United States (U.S.) Treasury Securities with maturity dates of less than one year. The amortized cost of the U.S. Treasury Securities outstanding totaled $60.9 million as of April 30, 2025 compared to $109.1 million as of October 31, 2024 and is classified as Investments - short-term on the Company’s Consolidated Balance Sheets.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes.
●	We manage production rate based on expected demand and project schedules. Changes to production rate take time to implement. We operated at an annualized production rate of 30.6 MW for the six months ended April 30, 2025, compared to an annualized production rate of approximately 31.8 MW for the six months ended April 30, 2024. This decrease in annualized production rate is primarily due to managing our production levels in our Torrington facility based on market demand.
●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of April 30, 2025 and October 31, 2024 was $88.8 million ($33.3 million of which is classified as “Other assets”) and $76.9 million ($28.3 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

During the fiscal year ended October 31, 2024, the Company entered into the LTSA with GGE with respect to the GGE Platform. The contract value totaled approximately $159.6 million, of which approximately $33.6 million was allocated to service at the time of the execution of the LTSA and is being recognized as revenue as the Company performs service at the GGE Platform over the term of the LTSA. The portion of the contract allocated to product sales was approximately $126.0 million at the time of the execution of the LTSA, which equates to approximately $3.0 million per module for each of the 42 modules. The LTSA was structured such that the total consideration for each module is payable over the seven-year term of the LTSA with respect to such module. As a result, an unbilled asset value is created upon each module installation until such time as full payment is received over the seven-year term of the LTSA with respect to such module. Thus, we expect the unbilled receivables to increase as the modules are installed. In return for extended payment terms related to the module product sales, the Company received security rights on each module which provides the opportunity for working capital financing.

In the fourth quarter of fiscal year 2024, we received working capital financing from the Export-Import Bank of the United States to support the Company’s obligations under the LTSA with GGE, and we entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $10.1 million. As we continue to fulfill our obligations under the LTSA with GGE, we continue to seek additional working capital financing from certain financing institutions. There can be no assurance that we will obtain such working capital financing on acceptable terms, when needed, or at all.

●	The amount of total inventory as of April 30, 2025 and October 31, 2024 was $126.3 million ($2.7 million is classified as long-term inventory) and $116.4 million ($2.7 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $90.1 million and $80.5 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior

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

During the six months ended April 30, 2025, we utilized short term cash to build our inventory of modules to be shipped to Korea under our LTSA with GGE. We have recognized revenue for the four modules shipped during the six months ended April 30, 2025, and we expect to continue to recognize revenue from additional module shipments during the remainder of fiscal year 2025 and fiscal year 2026. During the six months ended April 30, 2025, we also used short term cash to build project inventory as part of our safe harbor strategy for certain U.S. projects.

●	The amount of total project assets as of April 30, 2025 and October 31, 2024 was $228.2 million and $242.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of April 30, 2025 consisted of $228.1 million of completed, operating installations and $0.1 million of projects in development. As of April 30, 2025, we had 62.8 MW of operating project assets that generated $23.5 million of revenue for the six months ended April 30, 2025.
●	As of April 30, 2025, the Company had one project - the 7.4 MW Hartford Project - under development, which is expected to be completed by the end of calendar year 2026. As of April 30, 2025, we estimate the total remaining investment in project assets to build out the Hartford Project to be in the range of approximately $34.0 million to $36.0 million through calendar year 2026. To fund expected remaining project expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the project becomes operational, the Company will seek to obtain permanent financing (tax equity and debt), or to sell this project to a third party. For the six months ended April 30, 2025, capitalized project asset expenditures were $0.2 million.
●	Certain of our PPAs for project assets in our generation operating portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT (the “Bridgeport Fuel Cell Project”); (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, for the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through September 2028), for six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and for the initial three years of the twenty year hydrogen production and power purchase agreement for our Toyota Project (through May 2026); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.
●	Expenditures for property, plant and equipment are expected to range between $15.0 million and $20.0 million for fiscal year 2025. Our expected expenditures for the fiscal year have been reduced (from a range of $20.0 million to $25.0 million as of the beginning of fiscal year 2025) as a result of our restructuring plan. The expected expenditures for fiscal year 2025 are in addition to certain capital expenditures and commitments made by the Company in fiscal year 2024 to upgrade our manufacturing facilities, including payments for certain equipment procured for our Calgary facility. We are also increasing the carbonate manufacturing capabilities in our Torrington facility for expected growth in carbon capture and recovery.

During the first six months of fiscal year 2025, cash payments for capital expenditures totaled approximately $12.3 million.

Our current plans with respect to our carbonate platform and solid oxide platforms are as follows:

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

The Company continues to invest in capability with the goal of reducing production bottlenecks and driving productivity, including investments in automation, laser welding, and the construction of additional integrated conditioning capacity. The Company also constructed a SureSource 1500 in Torrington during fiscal year 2022, which operates as a testing facility for qualifying new supplier components and performance testing and validation of continued platform innovations, including carbon recovery. During fiscal years 2023 and 2024, the Company made investments to add engineered carbon separation capability to the onsite SureSource 1500. This addition is expected to be completed in calendar year 2025. We expect that this product enhancement will allow potential customers to observe the operating plant and, given the targeted market of food and beverage companies, will allow for the sampling and testing of separated CO2 to verify quantity, quality or purity requirements. In addition, the Company recently began manufacturing carbonate modules optimized for direct flue gas carbon capture at the Torrington facility.

Solid Oxide Platforms: Through fiscal year 2024, the Company invested in product development and manufacturing scale up for two solid oxide platforms: power generation and electrolysis. With the restructuring actions announced in November 2024 and June 2025, the Company has ceased development of the power generation platform and is focusing on demonstrating the capabilities of our electrolysis platform.

In November 2024 and June 2025, the Company announced global restructuring plans relating to our operations in the U.S., Canada, and Germany that aim to reduce operating costs, realign resources toward advancing the Company’s core carbonate technologies, and protect the Company’s competitive position amid slower-than-expected market investments in clean energy. These restructuring plans also include the deferment and cancelation of certain previously planned capital and project expenditures related to solid oxide manufacturing in our facility in Calgary, Canada. As a result of these restructuring plans, we have deferred the capital spending required to complete the Calgary expansion and do not currently expect to complete this project. For more information about our restructuring plans, please see Note 5 — Restructuring and Note 19 — Subsequent Events to our Consolidated Financial Statements.

Lastly, the Company is in the process of examining or actively applying for various financial programs offered by the United States to provide subsidies, investment tax credits and other assistance with the goal of expanding capacity for clean energy manufacturing.

●	Company-funded research and development expenses are expected to be in the range between $35.0 million and $40.0 million for fiscal year 2025. Our expected expenses for the fiscal year have been reduced (from a range of $40.0 million to $45.0 million as of the beginning of fiscal year 2025) as a result of our restructuring plan. During the six months ended April 30, 2025, we incurred a total of $21.0 million of Company-funded research and development expenses as we continued to focus on accelerating the commercialization of our distributed power generation, distributed hydrogen generation and carbon capture solutions. The Company continues to advance its solid oxide technology platform in collaboration with Idaho National Laboratory (“INL”) on the high-efficiency electrolysis system demonstration. This demonstration program is being undertaken in conjunction with the U.S. Department of Energy and is intended as a stepping stone for a system level field demonstration of the Company’s high efficiency solid oxide technology platform. The demonstration unit was shipped to and arrived at INL in January 2025 and is currently undergoing installation and testing. The Company continues to advance the development of its solid oxide electrolysis platform to support growing applications in the hydrogen generation market segment. Finally, the Company will continue investing in product enhancements of our carbonate platform including advancing commercial demonstrations of carbon capture and carbon recovery platforms.
●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of April 30, 2025, we had pledged approximately $63.1 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.
●	The Company’s ability to continue to implement cost saving measures if sales activities do not occur when expected. The Company made in fiscal year 2024 and is continuing to make in 2025 certain downward adjustments to expected spending as a result of the pace of market developments, and in September and November 2024 and June 2025, as part of its cost saving measures, the Company also made job eliminations in certain areas, reducing its workforce by approximately 39% in the aggregate. The Company expects to continue to focus its strategy to respond to market conditions which may result in additional spending and headcount reductions in future periods.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended April 30, 2025 and 2024, depreciation and amortization totaled $10.9 million and $9.6 million, respectively (of these totals, approximately $8.7 million and $7.2 million for the three months ended April 30, 2025 and 2024, respectively, relate to depreciation of project assets in our generation operating portfolio and amortization of a generation intangible asset). For the six months ended April 30, 2025 and 2024, depreciation and amortization totaled $20.8 million and $18.2 million, respectively (of these totals, approximately $16.7 million and $14.0 million for the six months ended April 30, 2025 and 2024, respectively, relate to depreciation of project assets in our generation operating portfolio and amortization of a generation intangible asset).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $179.1 million as of April 30, 2025 compared to $208.9 million as of October 31, 2024. As of April 30, 2025, unrestricted cash and cash equivalents totaled $116.1 million compared to $148.1 million of unrestricted cash and cash equivalents as of October 31, 2024. As of April 30, 2025, restricted cash and cash equivalents totaled $63.1 million, of which $12.3 million was classified as current and $50.7 million was classified as non-current, compared to $60.8 million of restricted cash and cash equivalents as of October 31, 2024, of which $12.2 million was classified as current and $48.6 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Six Months Ended April 30,
(dollars in thousands)	2025	2024
Consolidated Cash Flow Data:
Net cash used in operating activities	$(75,595)	$(95,390)
Net cash provided by (used in) investing activities	37,913	(27,404)
Net cash provided by financing activities	7,861	35,156
Effects on cash from changes in foreign currency rates	54	(45)
Net decrease in cash, cash equivalents and restricted cash	$(29,767)	$(87,683)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $75.6 million during the six months ended April 30, 2025, compared to $95.4 million of net cash used in operating activities during the six months ended April 30, 2024.

Net cash used in operating activities for the six months ended April 30, 2025 was primarily a result of the net loss of $70.1 million, increases in inventory of $12.0 million, unbilled receivables of $13.7 million, other assets of $6.4 million and decreases in accrued liabilities of $4.8 million, partially offset by a decrease in accounts receivable of $1.7 million, an increase in accounts payable of $1.0 million and non-cash adjustments of $29.5 million.

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

Investing Activities – Net cash provided by investing activities was $37.9 million for the six months ended April 30, 2025, compared to net cash used in investing activities of $27.4 million during the six months ended April 30, 2024.

Net cash provided by investing activities for the six months ended April 30, 2025 included funds received from the maturity of U.S. Treasury Securities of $711.4 million, offset by cash used of $661.0 million for the purchase of U.S. Treasury Securities, $0.2 million of project asset expenditures and $12.3 million of capital expenditures.

Net cash used in investing activities for the six months ended April 30, 2024 included cash used of $256.3 million for the purchase of U.S. Treasury Securities, $8.2 million of project asset expenditures and $23.8 million of capital expenditures, partially offset by funds received from the maturity of U.S. Treasury Securities of $260.9 million.

Financing Activities – Net cash provided by financing activities was $7.9 million during the six months ended April 30, 2025, compared to net cash provided by financing activities of $35.2 million during the six months ended April 30, 2024.

Net cash provided by financing activities during the six months ended April 30, 2025 resulted from $4.0 million of contributions received from a noncontrolling interest in our tax equity partnership for the Groton Project and $13.6 million of net proceeds from sales of common stock, partially offset by debt repayments of $6.3 million, payments for taxes related to net share settlement of equity awards of $0.5 million, payment of $1.6 million in preferred dividends, distribution to noncontrolling interest of $1.2 million and payment of debt issuance costs of $0.1 million.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of April 30, 2025 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$61,216	$59,487	$1,492	$233	$4
Term loans (principal and interest)	141,123	18,767	31,568	63,604	27,184
Operating lease commitments (2)	16,896	1,320	2,737	1,771	11,068
Sale-leaseback finance obligations (3)	7,510	1,423	2,635	2,705	747
Natural gas and biomethane gas supply contracts (4)	39,315	10,827	17,748	10,740	-
Series B Preferred dividends payable (5)	-	-	-	-	-
Totals	$266,060	$91,824	$56,180	$79,053	$39,003
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and Crestmark Equipment Finance (“Crestmark”). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract for the Company’s LIPA Yaphank Project with an estimated annual cost per year of $2.0 million, under which service began on December 7, 2021. During fiscal year 2023, the Company entered into a 2-year Biomethane gas contract for the Company’s Toyota Project, under which service began on May 1, 2023. Also, during fiscal year 2023, the Company entered into (a) a 6-year natural gas contract for the Company’s 14.0 MW Derby Project, under which service began on June 1, 2023, and (b) a 6-year natural gas contract for the Company’s 2.8 MW SCEF Derby Project, under which service began in November 2023. During fiscal year 2025, the Company entered into a 1-year natural gas contract for the Company’s Toyota Project (due to the expiration of the initial 2-year Biomethane gas contract described above), under which service began on May 1, 2025. The costs of the contracts are expected to be offset by generation revenues.
(5)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($50,760 per share at April 30, 2025) for 20 trading days during any consecutive 30 trading day period.

Outstanding Loans as of April 30, 2025

EXIM Financing

On October 31, 2024, the Company closed on a project debt financing transaction with the Export-Import Bank of the United States (“EXIM”) to support the Company’s obligations under the LTSA with GGE, pursuant to which the Company is to supply GGE with forty-two 1.4-MW upgraded carbonate fuel cell modules to replace existing units at GGE’s Hwaseong Baran Industrial Complex. In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $10.1 million. Interest accrues at a fixed interest rate of 5.81%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which was due in January 2025. After payment of customary fees and transaction costs, net proceeds were approximately $9.2 million.

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

Upon closing, on May 19, 2023, OpCo Borrower entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement, which collateral is described below. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly, with the resulting gains/losses recorded to other income/expense. The fair value adjustments for the three and six months ended April 30, 2025 resulted in losses of $1.6 million and $0.8 million, respectively.

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

Finance obligations for sale-leaseback agreements

Several of the Company’s project subsidiaries previously entered into sale-leaseback agreements with PNC and Crestmark for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power. The Company did not recognize as revenue any of the proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as finance obligations. The outstanding finance obligation balance as of both April 30, 2025 and October 31, 2024 was $18.8 million. The outstanding finance obligation for the remaining leases as of April 30, 2025 includes $11.3 million in excess of future required payments which represents imputed interest, not including amounts for the potential repurchase price of the project assets which is based on fair value. The sale-leaseback arrangements with Crestmark include a purchase right for the greater of fair market value or 31% of the purchase price.

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

A Job Audit was to be performed within 90 days of the Target Date of October 31, 2024. Because the Company did not meet the amended Employment Obligation, an accelerated payment penalty will be assessed in an amount equal to $14,225.00 multiplied by the number of full-time employment positions below the number of positions required by the amended Employment Obligation. Such penalty will be immediately payable upon the determination by the Commissioner that the Company has failed to meet the amended Employment Obligation and will be applied first to accelerate the payment of any outstanding fees, penalties or interest due and then to accelerate the payment of the outstanding principal balance of the loan. The Company estimates that it had an average of 389 employees over the applicable 24 consecutive month period. As a result, the Company has calculated a $2.1 million repayment obligation in connection with the loan, which has been reclassified to current and represents the expected accelerated payment penalty amount. As of April 30, 2025, the Company had not been formally assessed a penalty, but since there are no fees, penalties or interest due, any accelerated payment penalty assessed will be applied to the outstanding principal balance of the loan and will not result in any charges to the Statement of Operations. As of April 30, 2025, the Company was in discussions with the State of Connecticut regarding a potential amendment to the terms of the Third Amendment to the Assistance Agreement. There can be no assurance that an amendment agreement will be reached with the State of Connecticut or that the terms of any such amendment would include more favorable repayment terms than those to which the Company is subject under the Third Amendment as a result of the failure to meet the Employment Obligation.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Restricted Cash

As of April 30, 2025, we have pledged approximately $63.1 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of April 30, 2025, outstanding letters of credit totaled $14.2 million. These expire on various dates through October 2029. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of April 30, 2025 also included $2.9 million primarily to support obligations under the power purchase and service agreements related to Crestmark sale-leaseback transactions, $10.8 million relating to future obligations associated with the Groton Senior Back Leverage Loan Facility, $2.5 million relating to future obligations associated with the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility and $25.1 million relating to future obligations associated with the OpCo Financing Facility.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power or other value streams delivered such as hydrogen, steam, water, and/or carbon from the Company’s fuel cell power platforms at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power platforms. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of April 30, 2025, our generation operating portfolio was 62.8 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred under the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of April 30, 2025, Advanced Technologies contract backlog totaled $29.6 million, of which $22.0 million is non-U.S. Government-funded and $7.6 million is U.S. Government-funded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, which are not classified as debt. We do not guarantee any third-party debt. See Note 18. “Commitments and Contingencies” to our Consolidated Financial Statements for the three and six months ended April 30, 2025 included in this Quarterly Report on Form 10-Q for further information.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure Risk

We have invested in U.S. Treasury Securities with maturities of less than three months. We expect to hold these investments until maturity and accordingly, these investments are carried at amortized cost and not subject to mark-to-market accounting. As of April 30, 2025, our U.S. Treasury Securities had a carrying value of $60.9 million, which approximated fair value. These U.S. Treasury Securities matured between May 1, 2025 and May 6, 2025, and had a weighted average yield to maturity of 4.31% as of April 30, 2025.

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of April 30, 2025, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of April 30, 2025, approximately 2% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and Korean Won) and we have no plans of repatriation. We make purchases from certain vendors and receive payment from certain customers in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 19, 2023, in connection with the closing of the OpCo Financing Facility, the Company entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly with the resulting gains/losses recorded to other income/expense.  The fair value adjustments for the three and six months ended April 30, 2025 resulted in losses of $1.6 million and $0.8 million, respectively.

Project Fuel Price Exposure Risk

Certain of our PPAs for project assets in our generation operating portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and the initial three years of the twenty year hydrogen production and power purchase agreement for our Toyota project (through May 2026); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.

We currently have four projects with fuel sourcing risk, which are the Toyota Project, our 14.0 MW and 2.8 MW Derby Projects and our 7.4 MW project in Yaphank Long Island (the “LIPA Yaphank Project”), all of which require natural gas for which there is no pass-through mechanism. A fuel supply contract has been executed for the Toyota project through May 2026. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW LIPA Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the LIPA Yaphank Project asset and further impairment charges for the Toyota Project asset.

Historically, this risk has not been material to our financial statements as our operating projects prior to April 30, 2025 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price fuel physical contracts. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, the Company performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A $1/Metric Million British Thermal Unit (“MMBTu”) increase in market pricing compared to our underlying project models would result in a cost impact of approximately $26,000 to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis. We have also conducted a sensitivity analysis on the impact of renewable natural gas pricing and a $10/MMBTu increase in market pricing compared to our underlying project models would result in an impact of approximately $2.0 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fiscal year ended October 31, 2023 for one contract and the second quarter of fiscal year 2024 for other contracts, and recorded a mark-to-market net (loss) gain of $(0.8) million and $1.1 million during the three and six months ended April 30, 2025, respectively.

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

Item 1A.         RISK FACTORS

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2024, filed with the Securities and Exchange Commission on December 27, 2024 (the “2024 Annual Report”), sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities. The following risk factor is being provided to supplement and update the risk factors set forth in Part I, Item 1A. “Risk Factors” of the 2024 Annual Report.

Our workforce reduction may cause unintended consequences and our results of operations may be harmed.

On June 5, 2025, we implemented a workforce reduction of approximately 22%, or 122 employees across our U.S., Canadian and German operations. While we believe this workforce reduction is necessary to help realign the Company’s cost structure, this reduction may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated may seek employment with our competitors. Although all our employees are required to sign a confidentiality and non-competition agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment.

If our restructuring plan and workforce reduction do not result in the intended benefits or savings or result in unanticipated costs, including, but not limited to, additional charges and/or higher than expected severance and employee termination benefits costs, or if we are unable to successfully implement our restructuring plan, our results of operations and financial condition could be materially adversely affected. We cannot assure you that we will not undertake additional reduction and/or restructuring activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our current or any future restructuring or reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities and to execute on our backlog and business plans.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 1, 2025 - February 28, 2025	—	$—	—	—
March 1, 2025 - March 31, 2025	1,628	5.73	—	—
April 1, 2025 - April 30, 2025	—	—	—	—
Total	1,628	$5.73	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 3.         DEFAULT UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

(a) 2025 Restructuring Plan; Executive Separation; Amended and Restated Employment Agreements

2025 Restructuring Plan

On June 4, 2025, the Company’s Board of Directors approved a global restructuring plan with respect to the Company’s operations in the U.S., Canada and Germany. The restructuring plan is aimed at further reducing operating costs, realigning resources toward advancing the Company’s core carbonate technologies, and protecting the Company’s competitive position amid slower-than-expected market investments in clean energy. Pursuant to the restructuring plan, on June 5, 2025, the Company reduced its workforce by approximately 22% or 122 employees in the U.S., Canada and Germany. The actions under the restructuring plan are expected to be substantially completed by the end of fiscal year 2025.

In connection with the restructuring plan and workforce reduction, the Company estimates it will incur aggregate restructuring-related costs and charges of approximately $3.5 million to $4.5 million in cash costs related to severance payments and other employee termination benefits. The majority of these charges are expected to be recorded in the third quarter of fiscal year 2025.

In conjunction with the restructuring plan, the Company is evaluating certain assets for impairment including Goodwill and in-process research and development intangible assets, with a net book value of $13.8 million as of April 30, 2025 related to the Company’s prior investments in solid oxide technology, related property, plant and equipment located in Calgary, Canada with a net book value of $38.8 million as of April 30, 2025 and solid oxide inventory with a net book value of $8.8 million as of April 30, 2025. As of June 6, 2025, the Company believes the likelihood of an impairment charge in the third quarter of fiscal year 2025 is more likely than not, but is unable to estimate the recovery value of such assets, if any, at this time.

The estimated costs and charges disclosed above in connection with the restructuring plan and workforce reduction and the timing thereof are subject to assumptions and actual results may differ materially from the estimates.

For more information about our restructuring plans, please see Note 5 — Restructuring and Note 19 — Subsequent Events to our Consolidated Financial Statements.

Executive Separation

On June 3, 2025, the Company made a determination to end its employment relationship with Michael Lisowski, its Executive Vice President, Strategic Partnerships, without cause, effective as of July 4, 2025.

It is expected that the Company and Mr. Lisowski will enter into a separation agreement, the material terms of which have not yet been finalized as of the time of filing of this Quarterly Report on Form 10-Q. If the Company and Mr. Lisowski enter into such an agreement, the material terms of such agreement will be disclosed pursuant to Item 5.02(e) of Form 8-K following execution.

Amended and Restated Employment Agreements

Effective as of June 4, 2025, the Company entered into amended and restated employment agreements (each, an “Employment Agreement”) with its President and Chief Executive Officer, its Executive Vice President, Chief Financial Officer and Treasurer, its Executive Vice President, General Counsel and Corporate Secretary, its Executive Vice President, Chief Commercial Officer and its Executive Vice President, Chief Product and Technology Officer (together, the “Executives”). The Employment Agreements provide for the following annual base salaries and target fiscal year 2025 annual bonus levels (subject to the determination and approval of the Company’s Board of Directors or a committee of the Board of Directors):

Name and Title	Base Salary	Fiscal Year 2025 Target Annual Bonus as % of Base Salary
Jason Few President and Chief Executive Officer	$582,036	115%
Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer	$445,982	70%
Joshua Dolger Executive Vice President, General Counsel and Corporate Secretary	$385,018	60%
Michael Hill Executive Vice President, Chief Commercial Officer	$450,000	100%
Shankar Achanta Executive Vice President, Chief Product and Technology Officer	$400,000	60%

The Executives will also be entitled to participate in the Company’s long-term incentive compensation program, with the terms and conditions of any awards granted to the Executives being in the sole discretion of the Board of Directors or a committee thereof (except that Mr. Hill’s target award for fiscal year 2026 will be $300,000 and is expected to consist of 50% performance stock units with a performance goal based on the Company’s relative total stockholder return performance and 50% time-vesting restricted stock units). Mr. Few’s Employment Agreement also continues other benefits that were provided under his existing employment agreement, including reimbursement of membership fees for Mr. Few’s participation in the Young Presidents Organization up to $10,000 per year, tax preparation and planning services up to a maximum amount of $10,000 per year and five weeks of paid vacation.

In the event that the Company terminates the employment of an Executive without cause (as defined in the Employment Agreement) or an Executive terminates his employment for good reason (as defined in the Employment Agreement) other than in connection with a change in control (as defined in the Employment Agreement), the Executive will be entitled to receive the following severance benefits:

Executive	Severance Benefits (Non-Change-in-Control)
Chief Executive Officer

A severance payment equal to (1) then-current annual base salary as of the date of termination plus (2) target bonus for the year of termination plus (3) a pro-rata portion of the annual bonus amount that would have been paid but for the termination, pro-rated based on the number of days in such fiscal year that Mr. Few was actually employed by the Company plus (4) reasonable relocation expenses back to Houston, Texas (or such other city in Mr. Few’s discretion, provided that the expense shall not exceed the expense of relocating to Houston, Texas) in an amount not to exceed $200,000. Mr. Few will also receive accelerated vesting of all outstanding time-vesting equity awards and a pro rata portion of any unearned performance awards will remain eligible to be earned following the end of the applicable performance period based on actual performance achieved, with all remaining unearned performance awards being forfeited. The severance benefits also will include payment for continued health insurance for 12 months.

Other Executives

A severance payment in an amount equal to twelve months of the Executive’s annual base salary at the date of termination plus payment by the Company of his COBRA premiums for up to twelve months, provided that he elects continuation of coverage under COBRA and he is not eligible for health coverage under another employer’s plan. The Executive will also receive accelerated vesting of all outstanding time-vesting equity awards and a pro rata portion of any unearned performance awards will remain eligible to be earned following the end of the applicable performance period based on actual performance achieved, with all remaining unearned performance awards being forfeited. The Executive will also be eligible to receive a pro rata portion of his annual bonus based on actual performance.

In the event that an Executive’s employment is terminated in connection with a change in control by the Company for any reason other than cause or by an Executive for good reason, the Executive will be entitled to receive the following severance benefits:

Executive	Change in Control Severance Benefits
Chief Executive Officer

A severance payment in an amount equal to (1) two times the sum of his then-current annual base salary plus his target bonus for the year of termination plus (2) a pro-rata portion of the annual bonus amount that would have been paid but for the termination, pro-rated based on the number of days in such fiscal year that Mr. Few was actually employed by the Company plus (3) reasonable relocation expenses to Houston, Texas (or such other city in Mr. Few’s discretion, provided that the expense shall not exceed the expense of relocating to Houston, Texas) in an amount not to exceed $200,000, as well as accelerated vesting of all outstanding equity awards and payment for continued health insurance for 24 months.

Other Executives

A severance payment in an amount equal to one year of the Executive’s annual base salary as of the date of termination plus one year of his target annual bonus. The Company also will pay the Executive’s COBRA premiums for up to 12 months, provided that he elects continuation coverage under COBRA and he is not eligible for health coverage under another employer’s plan. The Executive will also be eligible to receive a pro rata portion of his annual bonus based on the target performance level. The Employment Agreements also provide that any equity-based awards will accelerate and immediately vest if there is a change in control and the Executive’s employment with the Company is terminated by the Company without cause or by the Executive for good reason in connection with the change in control.

The Employment Agreements further provide that, if an Executive receives any payments in connection with a change in control of the Company that would constitute excess parachute payments that are subject to excise taxes under Section 4999 of the Internal Revenue Code of 1986, as amended, then the total severance payment shall be delivered either (a) in full or (b) in an amount such that the value of the aggregate total payments are $1.00 less than the maximum amount the Executive may receive without being subject to the tax, whichever results in the Executive receiving the greatest after-tax benefit.

The foregoing description of the Employment Agreements is a summary only and is qualified in its entirety by the terms of the Chief Executive Officer’s (Jason Few’s) Employment Agreement, which is filed herewith as Exhibit 10.4, and the terms of the Employment Agreements with the other Executive Officers, which are filed herewith as Exhibit 10.5 (for Michael S. Bishop), Exhibit 10.6 (for Joshua Dolger), Exhibit 10.7 (for Michael Hill), and Exhibit 10.8 (for Shankar Achanta).

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended April 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1*

FuelCell Energy, Inc. Fifth Amended and Restated 2018 Omnibus Incentive Plan, effective as of April 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2025).

10.2*

Employment Separation Agreement, dated as of April 28, 2025, by and between FuelCell Energy, Inc. and Mark Feasel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2025).

10.3*

Employment Agreement, effective as of May 5, 2025, by and between FuelCell Energy, Inc. and Michael Hill (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2025).

10.4*	Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Jason B. Few.
10.5*	Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Michael S. Bishop.
10.6*	Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Joshua Dolger.
10.7*	Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Michael Hill.
10.8*	Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Shankar Achanta.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH#	Inline XBRL Schema Document
101.CAL#	Inline XBRL Calculation Linkbase Document
101.DEF#	Inline XBRL Definition Linkbase Document
101.LAB#	Inline XBRL Labels Linkbase Document
101.PRE#	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management Contract or Compensatory Plan or Arrangement
#

Filed with this Annual Report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of April 30, 2025 and October 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended April 30, 2025 and 2024, (iii) the Consolidated Statements of Changes in Equity for the three and six months ended April 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the six months ended April 30, 2025 and 2024, (v) Notes to the Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

June 6, 2025	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)