Form 10-Q
period 2025-07-31
FUELCELL ENERGY INC
filed 2025-09-09
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of September 5, 2025: 32,295,476

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	July 31,	October 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$174,662	$148,133
Restricted cash and cash equivalents - short-term	16,092	12,161
Investments - short-term	-	109,123
Accounts receivable, net	9,950	11,751
Unbilled receivables	44,718	36,851
Inventories	104,598	113,703
Other current assets	20,377	12,736
Total current assets	370,397	444,458
Restricted cash and cash equivalents - long-term	46,100	48,589
Inventories - long-term	2,743	2,743
Project assets, net	224,482	242,131
Property, plant and equipment, net	97,761	130,686
Operating lease right-of-use assets, net	10,935	8,122
Goodwill	-	4,075
Intangible assets, net	4,215	14,779
Other assets	73,902	48,541
Total assets (1)	$830,535	$944,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$16,710	$15,924
Current portion of operating lease liabilities	798	807
Accounts payable	16,399	22,585
Accrued liabilities	29,866	30,362
Deferred revenue	5,254	4,226
Total current liabilities	69,027	73,904
Long-term deferred revenue	5,401	3,010
Long-term operating lease liabilities	11,710	8,894
Long-term debt and other liabilities	119,320	130,850
Total liabilities (1)	205,458	216,658
Redeemable Series B preferred stock (liquidation preference of $64,020 as of July 31, 2025 and October 31, 2024)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 1,000,000,000 shares authorized as of July 31, 2025 and October 31, 2024; 29,645,294 and 20,375,932 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively	3	2
Additional paid-in capital	2,357,630	2,300,031
Accumulated deficit	(1,799,581)	(1,641,550)
Accumulated other comprehensive loss	(1,881)	(1,561)
Treasury stock, Common, at cost (40,594 and 12,543 shares as of July 31, 2025 and October 31, 2024, respectively)	(1,360)	(1,198)
Deferred compensation	1,360	1,198
Total stockholders’ equity	556,171	656,922
Noncontrolling interests	9,049	10,687
Total equity	565,220	667,609
Total liabilities, redeemable Series B preferred stock and total equity	$830,535	$944,124
(1)	As of July 31, 2025 and October 31, 2024, the combined assets of the variable interest entities (“VIEs”) were $322,428 and $311,723, respectively, that can only be used to settle obligations of the VIEs. These assets include cash of $2,512, accounts receivable of $693, unbilled accounts receivable of $11,599, operating lease right of use assets of $1,647, other current assets of $156,627, restricted cash and cash equivalents of $722, project assets of $145,502 and other assets of $3,125 as of July 31, 2025, and cash of $2,891, accounts receivable of $674, unbilled accounts receivable of $9,479, operating lease right of use assets of $1,663, other current assets of $135,756, restricted cash and cash equivalents of $639, project assets of $157,604 and other assets of $3,018 as of October 31, 2024. The combined liabilities of the VIEs as of July 31, 2025 include short-term operating lease liabilities of $204, accounts payable of $194,976, accrued liabilities of $489, long-term operating lease liability of $2,127, derivative liability of $1,969, deferred revenue of $259 and other non-current liabilities of $298 and, as of October 31, 2024, include short-term operating lease liabilities of $204, accounts payable of $181,274, accrued liabilities of $341, deferred revenue of $20, derivative liabilities of $3,693, long-term operating lease liability of $2,142 and other non-current liabilities of $240.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended July 31,
	2025	2024
Revenues:
Product	$26,000	$250
Service	3,130	1,411
Generation	12,355	13,402
Advanced Technologies	5,258	8,632
Total revenues	46,743	23,695
Costs of revenues:
Product	29,083	4,181
Service	3,642	1,146
Generation	15,330	18,761
Advanced Technologies	3,822	5,809
Total costs of revenues	51,877	29,897
Gross loss	(5,134)	(6,202)
Operating expenses:
Administrative and selling expenses	14,066	14,599
Research and development expenses	7,646	12,816
Restructuring expense	4,051	-
Impairment expense	64,467	-
Total costs and expenses	90,230	27,415
Loss from operations	(95,364)	(33,617)
Interest expense	(2,548)	(2,555)
Interest income	2,144	3,269
Other income (expense), net	3,912	(2,218)
Loss before provision for income taxes	(91,856)	(35,121)
Provision for income taxes	(40)	(2)
Net loss	(91,896)	(35,123)
Net loss attributable to noncontrolling interests	(240)	(2,463)
Net loss attributable to FuelCell Energy, Inc.	(91,656)	(32,660)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(92,456)	$(33,460)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(3.78)	$(1.99)
Basic and diluted weighted average shares outstanding	24,441,294	16,772,791

	Three Months Ended July 31,
	2025	2024
Net loss	$(91,896)	$(35,123)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(374)	141
Total comprehensive loss	$(92,270)	$(34,982)
Comprehensive loss attributable to noncontrolling interests	(240)	(2,463)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(92,030)	$(32,519)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2025	2024
Revenues:
Product	$39,099	$250
Service	13,122	4,397
Generation	35,825	38,013
Advanced Technologies	15,100	20,146
Total revenues	103,146	62,806
Costs of revenues:
Product	48,380	9,510
Service	14,377	4,301
Generation	49,035	61,079
Advanced Technologies	11,130	12,917
Total costs of revenues	122,922	87,807
Gross loss	(19,776)	(25,001)
Operating expenses:
Administrative and selling expenses	45,566	48,659
Research and development expenses	28,623	43,796
Restructuring expense	5,593	-
Impairment expense	64,467	-
Total costs and expenses	144,249	92,455
Loss from operations	(164,025)	(117,456)
Interest expense	(7,703)	(7,168)
Interest income	6,357	10,726
Other income (expense), net	3,464	(3,278)
Loss before provision for income taxes	(161,907)	(117,176)
Provision for income taxes	(124)	(2)
Net loss	(162,031)	(117,178)
Net loss attributable to noncontrolling interests	(4,000)	(32,585)
Net loss attributable to FuelCell Energy, Inc.	(158,031)	(84,593)
Series B preferred stock dividends	(2,400)	(2,400)
Net loss attributable to common stockholders	$(160,431)	$(86,993)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(7.22)	$(5.56)
Basic and diluted weighted average shares outstanding	22,233,074	15,646,242

	Nine Months Ended July 31,
	2025	2024
Net loss	$(162,031)	$(117,178)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(320)	96
Total comprehensive loss	$(162,351)	$(117,082)
Comprehensive loss attributable to noncontrolling interests	(4,000)	(32,585)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(158,351)	$(84,497)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2024	20,375,932	$2	$2,300,031	$(1,641,550)	$(1,561)	$(1,198)	$1,198	$656,922	$10,687	$667,609
Sale of common stock, net of fees	690,711	—	5,892	—	—	—	—	5,892	—	5,892
Common stock issued, non-employee compensation	8,335	—	82	—	—	—	—	82	—	82
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	75,834	—	(468)	—	—	—	—	(468)	—	(468)
Share based compensation	—	—	2,142	—	—	—	—	2,142	—	2,142
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(232)	—	—	(232)	—	(232)
Adjustment for deferred compensation	(7,040)	—	—	—	—	(70)	70	—	—	—
Contributions received for the sale of noncontrolling interest	—	—	—	—	—	—	—	—	4,000	4,000
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(600)	(600)
Net Loss	—	—	—	(28,326)	—	—	—	(28,326)	(4,060)	(32,386)
Balance, January 31, 2025	21,143,772	$2	$2,306,879	$(1,669,876)	$(1,793)	$(1,268)	$1,268	$635,212	$10,027	$645,239
Sale of common stock, net of fees	1,626,319	—	7,665	—	—	—	—	7,665	—	7,665
Common stock issued, non-employee compensation	12,013	—	46	—	—	—	—	46	—	46
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	6,102	—	(7)	—	—	—	—	(7)	—	(7)
Share based compensation	—	—	4,824	—	—	—	—	4,824	—	4,824
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	286	—	—	286	—	286
Adjustment for deferred compensation	(12,013)	—	—	—	—	(46)	46	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(565)	(565)
Net loss	—	—	—	(38,049)	—	—	—	(38,049)	300	(37,749)
Balance, April 30, 2025	22,776,193	$2	$2,318,607	$(1,707,925)	$(1,507)	$(1,314)	$1,314	$609,177	$9,762	$618,939
Sale of common stock, net of fees	6,846,992	1	38,068	—	—	—	—	38,069	—	38,069
Common stock issued, non-employee compensation	8,999	—	46	—	—	—	—	46	—	46
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	22,109	—	18	—	—	—	—	18	—	18
Share based compensation	—	—	1,691	—	—	—	—	1,691	—	1,691
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(374)	—	—	(374)	—	(374)
Adjustment for deferred compensation	(8,999)	—	—	—	—	(46)	46	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(473)	(473)
Net loss	—	—		(91,656)	—	—	—	(91,656)	(240)	(91,896)
Balance, July 31, 2025	29,645,294	$3	$2,357,630	$(1,799,581)	$(1,881)	$(1,360)	$1,360	$556,171	$9,049	$565,220

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2023	15,020,872	$2	$2,199,704	$(1,515,541)	$(1,672)	$(1,078)	$1,078	$682,493	$17,955	$700,448
Common stock issued, non-employee compensation	1,480	—	51	—	—	—	—	51	—	51
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	41,173	—	(926)	—	—	—	—	(926)	—	(926)
Share based compensation	—	—	2,876	—	—	—	—	2,876	—	2,876
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	33	—	—	33	—	33
Adjustment for deferred compensation	(1,480)	—	—	—	—	(51)	51	—	—	—
Contributions received from sale of noncontrolling interest	—	—	—	—	—	—	—	—	25,122	25,122
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(236)	(236)
Net Loss	—	—	—	(19,793)	—	—	—	(19,793)	(24,606)	(44,399)
Balance, January 31, 2024	15,062,045	$2	$2,200,905	$(1,535,334)	$(1,639)	$(1,129)	$1,129	$663,934	$18,235	$682,169
Sale of common stock, net of fees	215,457	—	5,893	—	—	—	—	5,893	—	5,893
Common stock issued, non-employee compensation	1,545	—	47	—	—	—	—	47	—	47
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	2,287	—	(52)	—	—	—	—	(52)	—	(52)
Share based compensation	—	—	3,002	—	—	—	—	3,002	—	3,002
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(78)	—	—	(78)	—	(78)
Adjustment for deferred compensation	(1,132)	—	—	—	—	(35)	35	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(425)	(425)
Net Loss	—	—	—	(32,140)	—	—	—	(32,140)	(5,516)	(37,656)
Balance, April 30, 2024	15,280,202	$2	$2,208,995	$(1,567,474)	$(1,717)	$(1,164)	$1,164	$639,806	$12,294	$652,100
Sale of common stock, net of fees	3,174,005	—	65,848	—	—	—	—	65,848	—	65,848
Common stock issued, non-employee compensation	2,345	—	47	—	—	—	—	47	—	47
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	6,506	—	30	—	—	—	—	30	—	30
Share based compensation	—	—	3,350	—	—	—	—	3,350	—	3,350
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Adjustment for deferred compensation	(1,718)	—	—	—	—	(34)	34	—	—	—
Effect of foreign currency translation	—	—	—	—	141	—	—	141	—	141
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(485)	(485)
Net Loss	—	—	—	(32,660)	—	—	—	(32,660)	(2,464)	(35,124)
Balance, July 31, 2024	18,461,340	$2	$2,277,470	$(1,600,134)	$(1,576)	$(1,198)	$1,198	$675,762	$9,345	$685,107

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(162,031)	$(117,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	8,657	9,227
Depreciation and amortization	30,582	27,389
Non-cash interest expense on finance obligations	1,773	1,633
Unrealized (gain) loss on derivative contracts	(1,862)	8,267
Operating lease costs	1,005	1,052
Operating lease payments	(1,030)	(931)
Impairment expense	64,467	1,107
Other, net	180	229
Decrease (increase) in operating assets:
Accounts receivable	1,801	(7,352)
Unbilled receivables	(33,110)	(7,976)
Inventories	(2,058)	(44,893)
Other assets	(10,019)	(33,337)
(Decrease) increase in operating liabilities:
Accounts payable	(3,943)	(5,985)
Accrued liabilities	(258)	507
Deferred revenue	3,419	9,490
Net cash used in operating activities	(102,427)	(158,751)
Cash flows from investing activities:
Capital expenditures	(17,586)	(37,176)
Project asset expenditures	(3,845)	(11,769)
Maturity of held-to-maturity debt securities	772,370	506,770
Purchases of held-to-maturity debt securities	(660,969)	(476,803)
Net cash provided by (used in) investing activities	89,970	(18,978)
Cash flows from financing activities:
Repayment of debt and finance obligations	(10,424)	(8,782)
Proceeds from the issuance of debt	-	13,000
Payment for deferred financing costs	(171)	(343)
Common stock issued for stock plans and related expenses	51	120
Contributions received from sale of noncontrolling interest	4,000	25,122
Distribution to noncontrolling interest	(1,638)	(1,146)
Payments for taxes related to net share settlement of equity awards	(507)	(1,072)
Common stock issuance, net of fees	51,626	71,739
Payment of preferred dividends	(2,400)	(2,400)
Net cash provided by financing activities	40,537	96,238
Effects on cash from changes in foreign currency rates	(109)	96
Net increase (decrease) in cash, cash equivalents and restricted cash	27,971	(81,395)
Cash, cash equivalents and restricted cash-beginning of period	208,883	299,576
Cash, cash equivalents and restricted cash-end of period	$236,854	$218,181

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents, unrestricted	$174,662	$159,347
Restricted cash and cash equivalents - short-term	16,092	9,686
Restricted cash and cash equivalents - long-term	46,100	49,148
Total cash, cash equivalents and restricted cash	$236,854	$218,181

Supplemental cash flow disclosures:
Cash interest paid	$5,504	$4,988
Noncash financing and investing activity:
Addition of operating lease liabilities	3,523	-
Addition of operating lease right-of-use assets	3,523	-
Noncash reclassifications from inventory to project assets	2,148	4,586
Accrued purchases of fixed assets, cash to be paid in subsequent period	913	2,295
Accrued purchases of project assets, cash to be paid in subsequent period	72	261

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Headquartered in Danbury, Connecticut, FuelCell Energy, Inc. (together with its subsidiaries, the “Company,” “FuelCell Energy,” “we,” “us,” or “our”) is a global leader in delivering environmentally responsible distributed baseload energy platform solutions through our proprietary fuel cell technology. Today, we offer commercial technology that produces clean electricity, heat, clean hydrogen, and water and is also capable of recovering and capturing carbon for utilization and/or sequestration, depending on product configuration and application. We also continue to make targeted investments in product development and commercializing technologies that are expected to add new capabilities to our platforms’ abilities to deliver hydrogen and long duration hydrogen-based energy storage through our solid oxide technologies, as well as further enhance our existing platforms’ carbon capture solutions.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position as of July 31, 2025 and October 31, 2024 and results of operations as of and for the three and nine months ended July 31, 2025 and 2024 have been included. All intercompany accounts and transactions have been eliminated.

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

As of July 31, 2025, unrestricted cash and cash equivalents totaled $174.7 million compared to $148.1 million as of October 31, 2024. During the year ended October 31, 2024 and the nine months ended July 31, 2025, the Company invested in United States (U.S.) Treasury Securities. The amortized cost of the U.S. Treasury Securities outstanding totaled $109.1 million as of October 31, 2024 and were classified as Investments - short-term on the Consolidated Balance Sheets. There were no outstanding U.S. Treasury Securities as of July 31, 2025 as all U.S. Treasury Securities that were outstanding during the nine month period ended July 31, 2025 matured prior to July 31, 2025.

During the first nine months of fiscal year 2025, the Company received the second annual funding from East West Bancorp, Inc. (“East West Bank”) under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the nine months ended July 31, 2025 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 to the Open Market Sale Agreement, dated July 12, 2022 (the “2022 Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) (the 2022 Sales Agreement as amended, the “Amended Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300,000,000 (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Amended Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. During the three months ended July 31, 2025, approximately 6.8 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $5.70 per share, resulting in gross proceeds of approximately $39.0 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $38.1 million after deducting sales commissions totaling approximately $0.8 million and fees totaling approximately $0.1 million. During the first nine months of fiscal year 2025, approximately 9.2 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $5.84 per share, resulting in gross proceeds of approximately $53.5 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $51.6 million after deducting sales commissions totaling approximately $1.1 million and fees totaling approximately $0.8 million. See Note 12. “Stockholders’ Equity” for additional information regarding the 2022 Sales Agreement and the Amended Sales Agreement.

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

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for the remainder of fiscal year 2025 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction and manufacturing expansion, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully advance the commercialization of its solid oxide and carbon capture platforms through partnerships with third parties, (viii) implement capacity expansion for our carbonate products when required, (ix) seek partnerships for solid oxide product commercialization and manufacturing, (x) implement the product cost reductions necessary to achieve profitable operations, (xi) manage working capital and the Company’s unrestricted cash balance and (xii) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

During the three and nine months ended July 31, 2025, priority return distributions were made to Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”) of $0.3 million and $1.0 million, respectively. During the three and nine months ended July 31, 2024, priority return distributions were made to Franklin Park of $0.3 million and $0.7 million, respectively. For the three and nine months ended July 31, 2025, the net income attributable to noncontrolling interests totaled $0.4 million and $1.2 million, respectively. For the three and nine months ended July 31, 2024, the net loss attributable to noncontrolling interests totaled $(1.8) million and $(28.6) million, respectively.

Groton Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bank for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT. East West Bank’s tax equity commitment totaled $15.0 million.

During the three months ended July 31, 2025, there were no priority return distributions, and during the nine months ended July 31, 2025, priority return distributions of $0.2 million were made to East West Bank. During each of the three and nine month periods ended July 31, 2024, the Company made priority return distributions to East West Bank of $0.1 million. For the three and nine months ended July 31, 2025, the net loss attributable to noncontrolling interests for Groton Station FuelCell Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the Groton Project) totaled $(0.01) million and $(3.5) million, respectively. For the three and nine months ended July 31, 2024, the net loss attributable to noncontrolling interests totaled $(0.2) million and $(3.5) million, respectively.

Yaphank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in November 2021 with Renewable Energy Investors, LLC (“REI”), a subsidiary of Franklin Park Infrastructure, LLC, for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank Long Island. REI’s tax equity commitment totaled $12.4 million.

During the three and nine months ended July 31, 2025, priority return distributions were made to REI of $0.2 million and $0.5 million, respectively. During the three and nine months ended July 31, 2024, priority return distributions were made to REI of $0.1 million and $0.4 million, respectively. For the three and nine months ended July 31, 2025, net loss attributable to noncontrolling interest for YTBFC Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the LIPA Yaphank Project) totaled $(0.6) million and $(1.7) million, respectively. For the three and nine months ended July 31, 2024, net loss attributable to noncontrolling interest totaled $(0.4) million and $(0.5) million, respectively.

Note 4. Revenue Recognition

Contract Balances

Contract assets as of July 31, 2025 and October 31, 2024 were $98.1 million ($53.4 million long-term) and $65.1 million ($28.3 million long-term), respectively. The contract assets relate to the Company’s rights to consideration for work completed but not yet billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. We bill customers for power platform and power platform component sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual revenues recorded, typically in the subsequent month. Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred.

Contract liabilities as of July 31, 2025 and October 31, 2024 were $10.7 million and $7.2 million, respectively. These amounts are included on a separate line item as Deferred revenue, and balances expected to be recognized as revenue beyond one year from the balance sheet date are included within Long-term deferred revenue on the accompanying Consolidated Balance Sheets. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to variable consideration for previously sold products. The net change in contract liabilities represents customer billings offset by revenue recognized.

Consideration Payable to a Customer

As of October 31, 2023, the Company had recorded $6.3 million ($6.0 million long-term) as consideration payable to Toyota Motor North America (“Toyota”), which is included within Accrued liabilities and Long-term debt and other liabilities on the accompanying Consolidated Balance Sheets. The Company received payment for the sale of an investment tax credit with respect to the Toyota project at the Port of Long Beach during the year ended October 31, 2023. The net amount of $6.3 million is being recorded as a reduction to revenue during the period of measurement, which is the 20-year term of the hydrogen production and power purchase agreement between Toyota and the Company (“Toyota HPPA”) that commenced in the first quarter of fiscal year 2024. The balance was $6.0 million ($4.5 million long-term) as of each of July 31, 2025 and October 31, 2024.

Advanced Technologies Revenue – EMTEC Joint Development Agreement and Rotterdam Pilot Project Purchase Order

In May 2023, the Company entered into a second letter agreement with ExxonMobil Technology and Engineering Company (formerly known as ExxonMobil Research and Engineering Company) (“EMTEC”), pursuant to which the parties agreed that the conditions to the Company’s agreement to invest in the future demonstration of the technology for capturing carbon at an ExxonMobil refinery located in Rotterdam, Netherlands (such demonstration, the “Rotterdam Project”) were met in April 2023 and, as a result, the Company recognized $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 under the Company’s Joint Development Agreement with EMTEC as revenue across deliverables to EMTEC. Of this $2.5 million, the Company recognized aggregate revenue of $2.0 million during fiscal years 2024 and 2023 and the remaining $0.5 million during the nine months ended July 31, 2025. The other $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 under the Company’s Joint Development Agreement with EMTEC was applied during fiscal year 2023 to discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project.

On January 31, 2024, the Company received a purchase order valued at $11.6 million from Esso Nederland B.V. (“Esso”), an affiliate of Exxon Mobil Corporation and EMTEC, for fuel cell modules as well as engineering, procurement, fabrication, testing and delivery services required for the construction and implementation of the modular point source carbon capture pilot plant at the Rotterdam Project. During the nine months ended July 31, 2025, the Company and Esso executed two change orders totaling $4.0 million to the original purchase order, which increased the total purchase order value to $15.6 million. The Company expects that this pilot plant will be completed and commissioned in calendar year 2026.

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

The Company’s service obligations under the LTSA commence with respect to individual Plants as the Company replaces each Plant’s existing fuel cell modules and commissions the replacement fuel cell modules. The term of the LTSA with respect to each Plant will continue for seven years from the date of commissioning of the replacement fuel cell modules for such Plant. Commissioning of the first six 1.4-MW replacement fuel cell modules was completed in the fall of calendar year 2024, and commissioning of an additional 12 1.4-MW replacement fuel cell modules was completed in the nine months ended July 31, 2025. An additional eight 1.4-MW replacement fuel cell modules are expected to be commissioned throughout the remainder of fiscal year 2025, and the remaining 16 1.4-MW replacement fuel cell modules are expected to be commissioned in fiscal year 2026.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of July 31, 2025, the Company’s total remaining performance obligations were: $169.4 million for service agreements (expected to be recognized as revenue over approximately three to fifteen years which is based on the remaining term of the service agreements), $378.9 million for generation power purchase agreements (“PPAs”) (expected to be recognized as revenue over approximately nineteen to twenty years based on the PPA terms remaining), $7.1 million for Advanced Technologies contracts (expected to be recognized within approximately two years) and $96.2 million for product purchase agreements (expected to be recognized within the next two fiscal years).

Note 5. Impairment and Restructuring

Restructuring

In September and November 2024, the Company undertook restructuring actions, which included reductions in force that collectively represented approximately 17% of the Company’s global workforce and also included reduced spending for product development, overhead and other costs. These restructuring actions sought to reduce operating costs and better align the Company’s workforce with the needs of the Company’s business and its customers. The workforce was reduced across our global operations including Calgary, Canada and at our North American production facility in Torrington, Connecticut, at our corporate offices in Danbury, Connecticut and at other remote locations.

On June 4, 2025, the Board of Directors of the Company (the “Board”) approved a global restructuring plan to further reduce operating costs, realign resources toward advancing the Company's core carbonate technologies, and protect the Company's competitive position amid slower-than-expected market investments in clean energy. This plan includes: (i) a workforce reduction of 122 employees, or approximately 22% of our workforce across the U.S., Canada and Germany (which reduction was implemented on June 5, 2025), (ii) a significant reduction of discretionary overhead spending, (iii) recalibration of the Torrington manufacturing facility production schedule to align with contracted demand, rather than forecasted demand, which, without continued growth in our closed order book, would result in a decrease in our annualized production rate, (iv) the deferral of certain compensation and benefit obligations, (v) the cessation of the majority of development efforts with respect to our solid oxide technology, and (vi) other targeted cost-saving measures.

Restructuring expense relating to severance for eliminated positions of $4.1 million and $5.6 million was recognized in the three and nine months ended July 31, 2025, respectively, which has been presented under a separate caption in the Consolidated Statements of Operations. As of July 31, 2025, $3.4 million of restructuring expense which had yet to be paid out is included within Accrued liabilities on the accompanying Consolidated Balance Sheets. The following table summarizes the activity in accrued severance costs (in thousands):

Accrued severance costs
Balance as of October 31, 2024	$2,235
Restructuring expense recognized	5,593
Restructuring expense payouts	(4,445)
Balance as of July 31, 2025	$3,383

Impairment

In conjunction with the restructuring plan approved by the Board in June 2025, the Company ceased certain commercialization and capacity expansion activities related to its solid oxide technology performed by our subsidiaries, Versa Power Systems, Ltd. and Versa Power Systems, Inc. (collectively, the “Versa reporting unit”). As a result, the Company identified goodwill, in-process research and development (“IPR&D”) intangible assets, related inventory and property, plant and equipment (“PP&E”), in each case related to the Company’s prior investments in the Versa reporting unit that might be impaired. The Company tested the fair value of the IPR&D intangible assets using the replacement cost method to establish a fair value according to Accounting Standards Codification (“ASC”) Topic 350, Intangibles, Goodwill and Other (“ASC 350”), and determined that the carrying value of the IPR&D intangible assets was in excess of its fair value and that an impairment of the IPR&D intangible assets existed as of July 31, 2025. The Company also tested the fair value of the Versa reporting unit using the adjusted net asset value method according to ASC 350 to establish a fair value, and determined that the carrying value of the equity in the Versa reporting unit was in excess of its fair value and that an impairment of goodwill existed as of July 31, 2025. As part of the Adjusted Net Asset Value method to establish the fair value of the equity in the Versa reporting unit, impairments of certain inventory and PP&E assets were also identified as of July 31, 2025, as the carrying values of these assets exceeded their fair values.

In connection with the impairment testing of the Versa reporting unit, the Company estimated the fair values of IPR&D intangible assets, inventory, and PP&E using valuation techniques consistent with ASC Topic 820 – Fair Value Measurement. The IPR&D intangible assets were valued using the replacement cost method, selected due to the absence of reliable cash flow projections and market comparable information. Inputs included internal development costs and benchmarked developer profit and obsolescence factors. Inventory was written down to zero based on internal assessments of recoverability, lack of alternative use, and the strategic decision to cease commercialization efforts on solid oxide technology. PP&E was valued using a combination of the cost and market approaches, depending on asset type and data availability. The cost approach was applied to specialized assets with limited market activity, while market data and supplier quotes supported valuation of general-use assets. Goodwill was impaired using the adjusted net asset value method, as the reporting unit lacked historical revenue and viable projections to support income or market-based approaches. While certain observable inputs were considered, the valuations primarily relied on internal assumptions and management estimates. Accordingly, all fair value measurements were classified as Level 3 within the fair value hierarchy.

In addition, the Company has solid oxide inventory located in Torrington, Connecticut, and, due to the cessation of certain commercialization and capacity expansion activities related to its solid oxide technology, this solid oxide inventory was identified and tested for whether net recoverable value (“NRV”) was lower than cost, according to ASC Topic 330, Inventory. The Company determined that the carrying value of this inventory was in excess of its NRV and that an impairment of the inventory existed as of July 31, 2025. The Company estimated NRV of this solid oxide inventory by considering its current ability to sell or use the inventory through existing sales/service channels, its ability to sell the inventory at a discounted price through existing sales/service channels, and its ability to use the inventory in other future projects.

Further, the Company previously made certain capacity expansion investments in PP&E with long lead times for its Torrington, Connecticut manufacturing facility and, as a result of the slower-than-expected pace of market developments, certain of this PP&E was identified and tested for recoverability in accordance with ASC Topic 360-10, Impairment and Disposal of Long-Lived Assets, using the market method. As a result, the Company determined that the carrying value of this PP&E was in excess of its fair value and that an impairment existed as of July 31, 2025.

Due to the impairments identified above, the Company recognized a total impairment expense of $64.5 million in each of the three and nine month periods ended July 31, 2025, which is presented as Impairment expense within the operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. Of the $64.5 million, approximately $42.1 million was related to PP&E, approximately $9.0 million was related to inventory, approximately $9.3 million was related to IPR&D intangible assets, and approximately $4.1 million was related to goodwill.

To the extent there are further changes in market conditions or the performance of the Company’s long-lived assets, the Company may incur additional impairment expenses in the future.

Note 6. Investments – Short-Term

The Company began to invest in U.S. Treasury Securities during fiscal year 2023. Outstanding U.S. Treasury Securities were classified as held-to-maturity and were recorded at amortized cost. The contractual maturities of the outstanding investments as of October 31, 2024 were within one year and the weighted average yield to maturity was 4.78%. These investments matured during the nine month period ended July 31, 2025. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) of U.S. Treasury Securities as of July 31, 2025 and October 31, 2024 (in thousands):

	Amortized	Gross unrealized	Gross unrealized
	cost	gains	losses	Fair value
U.S. Treasury Securities
As of July 31, 2025	$-	$-	$-	$-
As of October 31, 2024	$109,123	$2	$-	$109,125

Note 7. Inventories

Inventories (current and long-term) as of July 31, 2025 and October 31, 2024 consisted of the following (in thousands):

	July 31,	October 31,
	2025	2024
Raw materials	$36,360	$35,989
Work-in-process (1)	70,981	80,457
Inventories	107,341	116,446
Inventories – current	(104,598)	(113,703)
Inventories – long-term (2)	$2,743	$2,743
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

During the three month period ended July 31, 2025, the Company recognized an impairment expense of $9.0 million related to certain solid oxide inventories as a result of certain actions taken by the Company pursuant to the restructuring plan undertaken by the Company in June 2025. See Note 5. “Impairment and Restructuring” for additional information regarding the restructuring plan and the impairment expense.

Note 8. Project Assets

Project assets as of July 31, 2025 and October 31, 2024 consisted of the following (in thousands):

	July 31,	October 31,	Estimated
	2025	2024	Useful Life
Project Assets – Operating	$306,747	$308,503	4-20 years
Accumulated depreciation	(82,964)	(66,542)
Project Assets – Operating, net	223,783	241,961
Project Assets – Construction in progress	699	170	7-20 years
Project Assets, net	$224,482	$242,131

The estimated useful lives of these project assets are 20 years for balance of plant and site construction, and four to seven years for modules. Project assets as of July 31, 2025 and October 31, 2024 included twelve completed, commissioned installations generating power with respect to which the Company has a PPA with the end-user of power and site host with a net aggregate value of $223.8 million and $242.0 million as of July 31, 2025 and October 31, 2024, respectively. Certain of these assets are the subject of sale-leaseback arrangements with Crestmark Equipment Finance (“Crestmark”).

Project assets as of July 31, 2025 and October 31, 2024 also include installations with carrying values of $0.7 million and $0.2 million, respectively, which are being developed and constructed by the Company in connection with a project for which we have entered into a PPA.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows.

Note 9. Goodwill and Intangible Assets

As of October 31, 2024, the Company had goodwill of $4.1 million and intangible assets of $14.8 million that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa Inc.”) and the 2019 Bridgeport Fuel Cell Project acquisition. During the three month period ended July 31, 2025, the Company recognized impairment expenses related to the goodwill in Versa Inc. of $4.1 million and impairment expenses related to IPR&D intangible assets in Versa Inc. of $9.3 million, as a result of certain actions taken by the Company pursuant to the restructuring plan undertaken by the Company in June 2025. As of July 31, 2025, the Company had intangible assets of $4.2 million that were recorded in connection with the 2019 Bridgeport Fuel Cell Project acquisition. See Note 5. “Impairment and Restructuring” for additional information regarding the restructuring plan and the impairment expenses.

The Versa Inc. acquisition intangible asset represented an indefinite-lived IPR&D asset for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. Amortization expense for the Bridgeport Fuel Cell Project-related intangible asset for each of the three month periods ended July 31, 2025 and 2024 was $0.3 million, and for each of the nine month periods ended July 31, 2025 and 2024 was $1.0 million.

The following tables summarize the carrying value of the Company’s intangible assets as of July 31, 2025 and October 31, 2024 (in thousands):

As of July 31, 2025	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$-	$-	$-
Bridgeport PPA	12,320	(8,105)	4,215
Total	$12,320	$(8,105)	$4,215

As of October 31, 2024	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(7,133)	5,187
Total	$21,912	$(7,133)	$14,779

Note 10. Accrued Liabilities

Accrued liabilities as of July 31, 2025 and October 31, 2024 consisted of the following (in thousands):

	July 31,	October 31,
	2025	2024
Accrued payroll and employee benefits (1)	$6,999	$9,808
Consideration payable to a customer (2)	2,515	2,515
Accrued service agreement and PPA costs (3)	11,872	10,574
Accrued legal, taxes, professional and other	5,097	5,230
Accrued severance costs (4)	3,383	2,235
Accrued liabilities	$29,866	$30,362
(1)	The balance in this account represents accrued payroll, payroll taxes and accrued bonus for both periods.
(2)	The balance represents the net amount due to Toyota as an accrued liability, which will be reduced over time against billings to Toyota for hydrogen sales under the terms of the Toyota HPPA.
(3)	Accrued service agreement costs include loss accruals on service agreements of $9.8 million and $9.0 million as of July 31, 2025 and October 31, 2024, respectively. The accruals for performance guarantees on service agreements and PPAs were $1.8 million and $1.5 million as of July 31, 2025 and October 31, 2024, respectively.
(4)	Accrued severance costs represent amounts accrued relating to restructuring activities and workforce reductions that occurred in September of fiscal year 2024, and in November and June of fiscal year 2025. Refer to Note 5. “Impairment and Restructuring” for more information about the restructuring plan.

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

Operating lease expense for the three month periods ended July 31, 2025 and 2024 was $0.3 million and $0.4 million, respectively, and was $1.0 million and $1.1 million for the nine month periods ended July 31, 2025 and 2024, respectively. As of July 31, 2025, the weighted average remaining lease term (in years) was approximately 18 years and the weighted average discount rate was 7.8%. Lease payments made during the three months ended July 31, 2025 and 2024 were $0.3 million and $0.2 million, respectively. Lease payments made during the nine month periods ended July 31, 2025 and 2024 were $1.0 million and $0.9 million, respectively.

Undiscounted maturities of operating lease liabilities as of July 31, 2025 were as follows (in thousands):

Operating Leases
Due Year 1	$1,313
Due Year 2	1,431
Due Year 3	1,748
Due Year 4	1,221
Due Year 5	1,119
Thereafter	17,617
Total undiscounted lease payments	24,449
Less imputed interest	(11,941)
Total discounted lease payments	$12,508

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

During the three months ended July 31, 2025, approximately 6.8 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $5.70 per share, resulting in gross proceeds of approximately $39.0 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $38.1 million after deducting sales commissions totaling approximately $0.8 million and fees totaling approximately $0.1 million. During the nine months ended July 31, 2025, approximately 9.2 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $5.84 per share, resulting in gross proceeds of approximately $53.5 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $51.6 million after deducting sales commissions totaling approximately $1.1 million and fees totaling approximately $0.8 million.

As of July 31, 2025, approximately $151.4 million of shares remained available for sale under the Amended Sales Agreement.

Note 13. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of July 31, 2025, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of July 31, 2025 and October 31, 2024, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash during each of the three month periods ended July 31, 2025 and 2024, and dividends of $2.4 million were paid in cash during each of the nine month periods ended July 31, 2025 and 2024.

Note 14. Loss Per Share

The calculation of basic and diluted loss per share was as follows (in thousands, except share and per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(91,656)	$(32,660)	$(158,031)	$(84,593)
Series B preferred stock dividends	(800)	(800)	(2,400)	(2,400)
Net loss attributable to common stockholders	$(92,456)	$(33,460)	$(160,431)	$(86,993)
Denominator
Weighted average common shares outstanding – basic	24,441,294	16,772,791	22,233,074	15,646,242
Effect of dilutive securities (1)	—	—	—	—
Weighted average common shares outstanding – diluted	24,441,294	16,772,791	22,233,074	15,646,242
Net loss to common stockholders per share – basic	$(3.78)	$(1.99)	$(7.22)	$(5.56)
Net loss to common stockholders per share – diluted (1)	$(3.78)	$(1.99)	$(7.22)	$(5.56)
(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of July 31, 2025 and 2024, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	July 31,	July 31,
	2025	2024
Outstanding options to purchase common stock	523	577
Unvested Restricted Stock Units	929,358	559,081
5% Series B Cumulative Convertible Perpetual Preferred Stock	1,261	1,261
Total potentially dilutive securities	931,142	560,919

Note 15. Restricted Cash

As of July 31, 2025 and October 31, 2024, there was $62.2 million and $60.8 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	July 31,	October 31,
	2025	2024
Cash Restricted for Outstanding Letters of Credit (1)	$14,152	$14,152
Cash Restricted for Crestmark Sale-Leaseback Transactions	2,914	2,908
Debt Service and Performance Reserves related to OpCo Financing Facility	20,868	24,721
Debt Service and Performance Reserves related to the Senior and Subordinated Back Leverage Loan Facilities	15,756	12,869
Other	8,502	6,100
Total Restricted Cash	62,192	60,750
Restricted Cash and Cash Equivalents – Short-Term (2)	(16,092)	(12,161)
Restricted Cash and Cash Equivalents – Long-Term	$46,100	$48,589
(1)	Letters of credit outstanding as of July 31, 2025 expire on various dates through October 2029.
(2)	Short-term restricted cash and cash equivalents are amounts expected to be released and classified as unrestricted cash within twelve months of the balance sheet date.

Note 16. Debt

Debt as of July 31, 2025 and October 31, 2024 consisted of the following (in thousands):

	July 31,	October 31,
	2025	2024
Export-Import Bank of the United States Financing Facility	$9,409	$10,104
Liberty Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	5,340	5,825
Connecticut Green Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	2,465	2,689
Connecticut Green Bank Loan (Derby Subordinated Back Leverage Loan Facility)	3,500	3,500
Connecticut Green Bank Loan (Groton Subordinated Back Leverage Loan Facility)	8,000	8,000
Liberty Bank Term Loan Agreement (Groton Senior Back Leverage Loan Facility)	5,086	5,437
Amalgamated Bank Loan (Groton Senior Back Leverage Loan Facility)	5,059	5,420
Finance obligation for sale-leaseback transactions	18,781	18,811
State of Connecticut Loan	5,350	6,024
OpCo Financing Facility	63,563	70,067
Deferred finance costs	(3,481)	(4,215)
Total debt and finance obligations	123,072	131,662
Current portion of long-term debt and finance obligations	(16,710)	(15,924)
Long-term debt and finance obligations	$106,362	$115,738

OpCo Financing Facility Interest Rate Swap – Fair Value Adjustment

The Company’s interest rate swap related to the OpCo Financing Facility (as defined elsewhere herein) is recorded at its fair value each reporting period, with the resulting gains/losses recorded to other income/expense. The interest rate swap is a Level 2 asset/liability since the value can be determined based on the observed values for underlying interest rates. The fair value adjustment for the three and nine months ended July 31, 2025 resulted in gains (losses) of $0.6 million and $(0.2) million, respectively. The fair value adjustment for the three and nine months ended July 31, 2024 resulted in a loss of $2.4 million and a loss of $3.2 million, respectively. The Company has recorded a derivative asset within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $0.1 million and $0.3 million as of July 31, 2025 and October 31, 2024, respectively.

Note 17. Benefit Plans

Long-Term Incentive Plans

The Board and its Compensation and Leadership Development Committee periodically approve Long-Term Incentive Plans which include performance-based awards tied to the Company’s common stock price as well as time-vesting awards. None of the awards granted as part of Long-Term Incentive Plans include any dividend equivalent or other stockholder rights. To the extent the awards are earned, they may be settled in shares or cash of an equivalent value at the Company’s option.

Long-Term Incentive Plan Awards for Fiscal Year 2025:

On December 30, 2024, the Board and its Compensation and Leadership Development Committee approved certain awards to be made under the Company’s Long-Term Incentive Plan (the “LTI Plan”) for fiscal year 2025. The LTI Plan is a sub-plan consisting of awards made under the Company’s 2018 Omnibus Incentive Plan (as amended and restated from time to time, the “2018 Omnibus Incentive Plan”). The participants in the LTI Plan are members of senior management. The awards under the LTI Plan consist of two components:

1)	Relative Total Shareholder Return (“TSR”) Performance Share Units (“PSU”). The PSUs granted during the nine months ended July 31, 2025 will be earned over the performance period ending on October 31, 2027, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR PSUs is the TSR of the Company relative to the TSR of the Russell 2000 from October 31, 2024 through October 31, 2027. The Compensation and Leadership Development Committee established the performance assessment criteria for the relative TSR PSUs as the TSR of the Company relative to the TSR of the Russell 2000, with the award calibration being 100% plus or minus 0.5x the difference between the Company’s TSR and the Russell 2000 Index composite TSR. The award is capped at 200% of the target number of PSUs, and the award is further capped at 100% of the target number of PSUs if the Company’s absolute TSR over the performance period is negative. The Company’s TSR is calculated by subtracting the Company’s beginning stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2024) from the ending stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2027), adding any dividends during the period, and then dividing the result by the Company’s beginning stock price. Given that the performance period is still open, the Company has reserved shares equal to 200% of the target number of PSUs, subject to performance during the remaining performance period as well as vesting based on continued service until December 30, 2027 (the third anniversary of the grant date). A portion of the PSUs awarded during the nine months ended July 31, 2025 may be settled in cash in lieu of shares if actual performance achieved with respect to the PSUs is such that the number of PSUs earned exceeds the number of shares then available under the 2018 Omnibus Incentive Plan.
2)	Time-vesting Restricted Stock Units (“RSU”). The time-vesting RSUs granted during the nine months ended July 31, 2025 will vest at a rate of one-half of the total number of RSUs on each of the first two anniversaries of the date of grant.

On December 30, 2024, 186,507 PSUs and 186,501 time-based vesting RSUs were awarded to senior management under the LTI Plan.

PSUs are issued assuming participants achieve 100% target performance. The Company also reserves additional shares assuming the maximum performance targets are met. A portion of the PSUs awarded during the nine months ended July 31, 2025 may be settled in cash in lieu of shares if actual performance achieved with respect to the PSUs is such that the number of PSUs earned exceeds the number of shares then available under the 2018 Omnibus Incentive Plan.

In addition to the awards granted to senior management on December 30, 2024, during the nine months ended July 31, 2025, the Board also granted a total of 305,137 time-based vesting RSUs to certain salaried employees and 16,047 time-based vesting RSUs to certain hourly employees to promote ownership of the Company’s equity and retention. The time-based vesting RSUs granted during the nine months ended July 31, 2025 vest at a rate of one-half of the total number of RSUs granted on each of the first two anniversaries of the date of grant.

Share-Based Compensation

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Cost of revenues	$207	$463	$620	$1,211
Administrative and selling expense	1,271	2,304	7,399	6,498
Research and development expense	158	483	482	1,257
	$1,636	$3,250	$8,501	$8,966

Restricted Stock Units Including Performance Share Units

The following table summarizes our RSU activity for the nine months ended July 31, 2025:

Restricted Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2024	516,561	$64.53
Granted - time-vesting RSUs	507,685	8.11
Granted - PSUs	186,507	14.38
Vested	(146,207)	63.36
Forfeited	(135,188)	39.84
Outstanding as of July 31, 2025	929,358	$26.53

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

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fourth quarter of fiscal year 2023 for one contract and in the second quarter of fiscal year 2024 for other contracts, which resulted in a change to mark-to-market accounting. The Company recorded mark-to-market net gains of $1.0 million and $2.0 million associated with the natural gas contract derivatives for the three and nine months ended July 31, 2025, respectively. The Company recorded mark-to-market net losses of $0.9 million and $5.1 million associated with the natural gas contract derivatives for the three and nine months ended July 31, 2024, respectively. The Company recorded derivative assets within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $1.4 million and $1.2 million as of July 31, 2025 and October 31, 2024, respectively. The Company recorded derivative liabilities within long-term debt and other liabilities on the Consolidated Balance Sheets, which had an estimated fair value of $2.1 million and $4.0 million as of July 31, 2025 and October 31, 2024, respectively. The natural gas contract derivatives are classified as Level 2 financial assets/liabilities since the values can be determined based on readily observable inputs for underlying natural gas forward prices.

Other

As of July 31, 2025, the Company had unconditional, aggregate purchase commitments of $66.9 million for materials, supplies and services in the normal course of business.

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

Note 19. Subsequent Events

Following the end of the quarter, approximately 2.7 million shares of the Company’s common stock were sold under the Amended Sales Agreement (as defined elsewhere herein), at an average sale price of $4.55 per share, resulting in gross proceeds of approximately $12.1 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $11.8 million after deducting sales commissions and fees totaling approximately $0.3 million. Approximately $139.4 million of shares remained available for sale under the Amended Sales Agreement following these sales.

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

OVERVIEW

At FuelCell Energy, our purpose is to enable a world powered by clean energy. We are a global leader in delivering a variety of clean energy solutions to address some of the world’s most critical challenges around energy access, resilience, reliability, affordability, safety and security. Since our inception, FuelCell Energy has been innovating and developing commercial technologies that produce clean electricity, heat, clean hydrogen, and water. We are also proud to be at the forefront of what we believe to be one of the most critical technologies required to achieve the world’s overall emissions objectives: carbon capture. Today, we offer commercial technology that produces clean electricity, heat, clean hydrogen, and water and is also capable of recovering and capturing carbon for utilization and/or sequestration, depending on product configuration and application. We also continue to make targeted investments in product development and commercializing technologies that are expected to add new capabilities to our platforms’ abilities to deliver hydrogen and long duration hydrogen-based energy storage through our solid oxide technologies, as well as further enhance our existing platforms’ carbon capture solutions.

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

Comparison of the Three Months Ended July 31, 2025 and 2024

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended July 31, 2025 and 2024 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2025	2024	$	%
Total revenues	$46,743	$23,695	$23,048	97%
Total costs of revenues	51,877	29,897	21,980	74%
Gross loss	$(5,134)	$(6,202)	$1,068	17%
Gross margin	(11.0)%	(26.2)%

Total revenues for the three months ended July 31, 2025 of $46.7 million reflects an increase of $23.0 million from $23.7 million for the same period in the prior year. Cost of revenues for the three months ended July 31, 2025 of $51.9 million reflects an increase of $22.0 million from $29.9 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the three months ended July 31, 2025 and 2024 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2025	2024	$	%
Product revenues	$26,000	$250	$25,750	10300%
Cost of product revenues	29,083	4,181	24,902	596%
Gross loss from product revenues	$(3,083)	$(3,931)	$848	22%
Product revenues gross margin	(11.9)%	(1572.4)%

Product revenues were $26.0 million during the three months ended July 31, 2025 and $0.3 million in the comparable prior year period. The increase in product revenues during the three months ended July 31, 2025 was primarily driven by $24.0 million of revenue recognized under the Company’s long-term service agreement (“LTSA”) with Gyeonggi Green Energy Co., Ltd. (“GGE”) for the delivery and commissioning of eight fuel cell modules for GGE’s 58.8 MW fuel cell power plant platform in Hwaseong-si, Korea, and $2.0 million of revenue recognized under the Company's sales contract with Ameresco, Inc., which was entered into during the second quarter of fiscal year 2024, pursuant to which the Company is to provide a 2.8 MW carbonate fuel cell platform to the Sacramento Area Sewer District.

Cost of product revenues increased $24.9 million for the three months ended July 31, 2025 to $29.1 million, compared to $4.2 million in the same period in the prior year, primarily due to the higher product sales in the three months ended July 31, 2025. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $2.9 million for the three months ended July 31, 2025, compared to approximately $3.5 million for the three months ended July 31, 2024.

For the three months ended July 31, 2025, we operated at an annualized production rate of approximately 33.2 MW in our Torrington, CT manufacturing facility, compared to an annualized production rate of 29.3 MW for the three months ended July 31, 2024.

Service agreements revenues

Service agreements revenues and related costs for the three months ended July 31, 2025 and 2024 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2025	2024	$	%
Service agreements revenues	$3,130	$1,411	$1,719	122%
Cost of service agreements revenues	3,642	1,146	2,496	218%
Gross (loss) profit from service agreements revenues	$(512)	$265	$(777)	(293)%
Service agreements revenues gross margin	(16.4)%	18.8%

Service agreements revenues for the three months ended July 31, 2025 increased $1.7 million to $3.1 million from $1.4 million for the three months ended July 31, 2024. The increase in service agreements revenues during the three months ended July 31, 2025 was primarily driven by revenue recognized under the Company’s LTSA with GGE for service provided by the Company to GGE’s 58.8 MW fuel cell power plant platform in Hwaseong-si, Korea. There were no module exchanges during the three months ended July 31, 2025, and no module exchanges during the three months ended July 31, 2024.

Cost of service agreements revenues increased $2.5 million to $3.6 million for the three months ended July 31, 2025 from $1.1 million for the three months ended July 31, 2024, primarily driven by the cost of providing service under the Company’s LTSA with GGE.

Overall gross loss from service agreements revenues was $(0.5) million for the three months ended July 31, 2025, compared to a gross profit of $0.3 million for the three months ended July 31, 2024. The overall gross margin was (16.4)% for the three months ended July 31, 2025 compared to a gross margin of 18.8% in the comparable prior year period. Gross margin was lower during the three months ended July 31, 2025 primarily due to the fact that work performed during the three months ended July 31, 2025 was performed pursuant to service agreements with lower margins.

Generation revenues

Generation revenues and related costs for the three months ended July 31, 2025 and 2024 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2025	2024	$	%
Generation revenues	$12,355	$13,402	$(1,047)	(8)%
Cost of generation revenues	15,330	18,761	(3,431)	(18)%
Gross loss from generation revenues	$(2,975)	$(5,359)	$2,384	44%
Generation revenues gross margin	(24.1)%	(40.0)%

Revenues from generation for the three months ended July 31, 2025 totaled $12.4 million, which represents a decrease of $1.0 million from the $13.4 million of revenue recognized for the three months ended July 31, 2024. The decrease in generation revenues reflects lower output from plants in our generation operating portfolio resulting from routine maintenance activities during the quarter. Generation revenues for the three months ended July 31, 2025 and 2024 reflect revenue from electricity generated under our power purchase agreements (“PPAs”) and the sale of renewable energy credits from our generation operating portfolio.

Cost of generation revenues totaled $15.3 million in the three months ended July 31, 2025, compared to $18.8 million in the three months ended July 31, 2024. The overall decrease in cost of generation revenues is primarily related to a mark-to-market net gain of $1.0 million related to natural gas purchase contracts recognized during the three months ended July 31, 2025, compared to a mark-to-market net loss of $0.9 million during the three months ended July 31, 2024. Cost of generation revenues for the three months ended July 31, 2024 also included an impairment charge of $1.1 million relating to project assets then under construction relating to the PPAs for Trinity College and for UConn (as defined elsewhere herein). Cost of generation revenues included depreciation and amortization of approximately $7.7 million and $7.3 million for the three months ended July 31, 2025 and 2024, respectively.

We currently have four projects with fuel sourcing risk, which are the Toyota Project, the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”),  and our 7.4 MW project in Yaphank Long Island (the “LIPA Yaphank Project”), all of which require natural gas for which there is no pass-through mechanism. A one-year fuel supply contract (through May of 2026) has been executed for the Toyota Project. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW LIPA Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the LIPA Yaphank Project asset and further impairment charges for the Toyota Project asset.

We had 62.8 MW of operating power plants in our generation operating portfolio as of July 31, 2025, which was unchanged from July 31, 2024.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended July 31, 2025 and 2024 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2025	2024	$	%
Advanced Technologies contract revenues	$5,258	$8,632	$(3,374)	(39)%
Cost of Advanced Technologies contract revenues	3,822	5,809	(1,987)	(34)%
Gross profit from Advanced Technologies contracts	$1,436	$2,823	$(1,387)	(49)%
Advanced Technologies contract gross margin	27.3%	32.7%

Advanced Technologies contract revenues for the three months ended July 31, 2025 decreased to $5.3 million from $8.6 million for the three months ended July 31, 2024. Advanced Technologies contract revenues recognized under our Joint Development Agreement with ExxonMobil Technology and Engineering Company (“EMTEC”) were approximately $3.1 million, revenues arising from the purchase order received from Esso Nederland B.V. (“Esso”), an affiliate of EMTEC and Exxon Mobil Corporation, related to the Rotterdam project were approximately $1.4 million and revenue recognized under government contracts and other contracts were approximately $0.8 million for the three months ended July 31, 2025. This compares to Advanced Technologies contract revenues recognized under our Joint Development Agreement with EMTEC of approximately $1.8 million, revenue recognized under the Esso purchase order of approximately $3.5 million and revenue recognized under government contracts and other contracts of approximately $3.3 million for the three months ended July 31, 2024.

Cost of Advanced Technologies contract revenues decreased to $3.8 million for the three months ended July 31, 2025, compared to $5.8 million for the three months ended July 31, 2024.

Advanced Technologies contracts for the three months ended July 31, 2025 generated a gross profit of $1.4 million, compared to a gross profit of $2.8 million for the same period in the prior year. The decrease was due primarily to lower margins on some of the contracts under which revenues were recognized during the three months ended July 31, 2025 compared to the three months ended July 31, 2024.

Administrative and selling expenses

Administrative and selling expenses were $14.1 million and $14.6 million for the three months ended July 31, 2025 and 2024, respectively. Administrative and selling expenses were lower during the three months ended July 31, 2025 than during the three months ended July 31, 2024 primarily due to lower compensation expense as a result of the restructuring actions in September of fiscal year 2024, and in November and June of fiscal year 2025.

Research and development expenses

Research and development expenses decreased to $7.6 million for the three months ended July 31, 2025 compared to $12.8 million for the three months ended July 31, 2024. The decrease is primarily due to a decrease in spending on the Company’s commercial development efforts related to our solid oxide power generation and electrolysis platforms and carbon separation and carbon recovery solutions compared to the comparable prior year period.

Restructuring expense

Restructuring expense of $4.1 million for the three months ended July 31, 2025 related to the Company’s workforce reductions in June 2025.

Impairment expense

Impairment expense of $64.5 million for the three months ended July 31, 2025 related to the Company's prior investments in solid oxide technology, including related goodwill and in-process research and development (“IPR&D”) intangible assets, property, plant and equipment and solid oxide inventory. Of the $64.5 million, approximately $42.1 million was related to property, plant and equipment, approximately $9.0 million was related to inventory, approximately $9.3 million was related to IPR&D intangible assets, and approximately $4.1 million was related to goodwill.

Loss from operations

Loss from operations for the three months ended July 31, 2025 was $95.4 million compared to $33.6 million for the three months ended July 31, 2024. This increase was driven primarily by the impairment and restructuring expenses recognized during the three months ended July 31, 2025, partially offset by decreases in Administrative and selling expenses and Research and development expenses compared to the comparable prior year period and a $1.1 million decrease in gross loss.

Interest expense

Interest expense for the three months ended July 31, 2025 and 2024 was $2.5 million and $2.6 million, respectively. Interest expense for both periods includes interest on the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in April 2024, the OpCo Financing Facility (as defined elsewhere herein), which was entered into in May 2023, and interest on the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in August 2023. Interest expense for the three months ended July 31, 2025 also includes interest on the facility with EXIM (as defined elsewhere herein), which was entered into in October 2024.

Interest income

Interest income was $2.1 million and $3.3 million for the three months ended July 31, 2025 and 2024, respectively. The decrease in interest income during the three months ended July 31, 2025 was primarily driven by lower money market investments compared to the three months ended July 31, 2024, partially offset by interest of $0.5 million earned on employee retention credits from the Internal Revenue Service. These employee retention credits were earned during the COVID-19 pandemic and accrued interest until such credits were received by the Company during the three months ended July 31, 2025. Interest income for the three months ended July 31, 2025 represents interest earned on money market investments, interest earned on investments in U.S. Treasury Securities and interest earned on employee retention credits. Interest income for the three months ended July 31, 2024 represents interest earned on money market investments and interest earned on investments in U.S. Treasury Securities.

Other income (expense), net

Other income (expense), net was $3.9 million and $(2.2) million for the three months ended July 31, 2025 and 2024, respectively. Other income, net for the three months ended July 31, 2025 relates primarily to $3.4 million of employee retention credits earned during the COVID-19 pandemic that were received during the three months ended July 31, 2025, as well as an unrealized gain of $0.6 million on the OpCo Financing Facility interest rate swap derivative. Other expense, net for the three months ended July 31, 2024 relates primarily to an unrealized loss on the OpCo Financing Facility interest rate swap derivative of $2.4 million.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes, primarily in Korea. Provision for income tax recorded for the three month periods ended July 31, 2025 and 2024 was $40.0 thousand and $2.0 thousand, respectively.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three month periods ended July 31, 2025 and 2024.

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

For the three months ended July 31, 2025 and 2024, net loss attributable to noncontrolling interest totaled $(0.01) million and $(0.2) million, respectively, for the Groton Project tax equity financing transaction with East West Bank.

For the three months ended July 31, 2025 and 2024, net loss attributable to noncontrolling interest totaled $(0.6) million and $(0.4) million, respectively, for the LIPA Yaphank Project tax equity financing transaction with REI.

For the three months ended July 31, 2025 and 2024, net income (loss) attributable to noncontrolling interest totaled $0.4 million and $(1.8) million, respectively, for the Derby Projects tax equity financing transaction with Franklin Park. The loss in the three months ended July 31, 2024 was primarily a result of accelerated depreciation allocated to the noncontrolling interest under the HLBV method.

Net loss attributable to common stockholders and net loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended July 31, 2025 and 2024, net loss attributable to common stockholders was $92.5 million and $33.5 million, respectively, and net loss per common share was $3.78 and $1.99, respectively. The increase in net loss attributable to common stockholders and net loss per common share was primarily due to the impairment and restructuring expenses recognized during the three months ended July 31, 2025. The net loss per share for the three months ended July 31, 2025 benefitted from the higher number of weighted average shares outstanding due to share issuances since July 31, 2024.

Comparison of the Nine Months Ended July 31, 2025 and 2024

Revenues and Costs of revenues

Our revenues and cost of revenues for the nine months ended July 31, 2025 and 2024 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2025	2024	$	%
Total revenues	$103,146	$62,806	$40,340	64%
Total costs of revenues	122,922	87,807	35,115	40%
Gross loss	$(19,776)	$(25,001)	$5,225	21%
Gross margin	(19.2)%	(39.8)%

Total revenues for the nine months ended July 31, 2025 of $103.1 million reflects an increase of $40.3 million from $62.8 million for the same period in the prior year. Cost of revenues for the nine months ended July 31, 2025 of $122.9 million reflects an increase of $35.1 million from $87.8 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the nine months ended July 31, 2025 and 2024 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2025	2024	$	%
Product revenues	$39,099	$250	$38,849	15540%
Cost of product revenues	48,380	9,510	38,870	409%
Gross loss from product revenues	$(9,281)	$(9,260)	$(21)	0%
Product revenues gross margin	(23.7)%	(3704.0)%

Product revenues for the nine months ended July 31, 2025 were $39.1 million, compared to $0.3 million of product revenue for the nine months ended July 31, 2024. Product revenues for the nine months ended July 31, 2025 were driven primarily by $36.0 million of revenue recognized under the Company’s LTSA with GGE for the delivery and commissioning of twelve fuel cell modules for GGE’s 58.8 MW fuel cell power plant platform in Hwaseong-si, Korea. Product revenues for the nine months ended July 31, 2025 also include $3.1 million of product revenues recognized under the Company’s sales contract with Ameresco, Inc., which was entered into during the second quarter of fiscal year 2024, pursuant to which the Company is to provide a 2.8 MW carbonate fuel cell platform to the Sacramento Area Sewer District.

Cost of product revenues totaled $48.4 million in the nine months ended July 31, 2025, compared to $9.5 million in the nine months ended July 31, 2024. The increase in cost of product revenues in the nine months ended July 31, 2025 is primarily due to the cost of delivering and commissioning twelve fuel cell modules for GGE’s 58.8 MW fuel cell power plant platform in Hwaseong-si, Korea and the costs of product revenues recognized under the Company’s sales contract with Ameresco, Inc. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, decreased to approximately $8.5 million for nine months ended July 31, 2025, compared to approximately $8.6 million for the nine months ended July 31, 2024.

For the nine months ended July 31, 2025, we operated at an annualized production rate of approximately 30.5 MW in our Torrington, CT manufacturing facility, compared to an annualized production rate of 31.1 MW for the nine months ended July 31, 2024.

Service agreements revenues

Service agreements revenues and related costs for the nine months ended July 31, 2025 and 2024 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2025	2024	$	%
Service agreements revenues	$13,122	$4,397	$8,725	198%
Cost of service agreements revenues	14,377	4,301	10,076	234%
Gross (loss) profit from service agreements revenues	$(1,255)	$96	$(1,351)	(1,407)%
Service agreements revenues gross margin	(9.6)%	2.2%

Service agreements revenues for the nine months ended July 31, 2025 increased $8.7 million to $13.1 million from $4.4 million for the nine months ended July 31, 2024. The increase in service agreements revenues during the nine months ended July 31, 2025 was primarily driven by revenues recognized for module exchanges under the Company’s LTSA with United Illuminating in New Haven, Connecticut, and partially from revenue recognized under the Company’s LTSA with GGE for service provided by the Company to GGE’s 58.8 MW fuel cell power plant platform in Hwaseong-si, Korea. During the nine months ended July 31, 2024, there were no module exchanges.

Cost of service agreements revenues increased $10.1 million to $14.4 million for the nine months ended July 31, 2025 from $4.3 million for the nine months ended July 31, 2024. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges. The increase reflects higher costs due to the module exchanges during the nine months ended July 31, 2025, while there were no module exchanges during the nine months ended July 31, 2024.

Overall gross loss from service agreements revenues was $1.3 million for the nine months ended July 31, 2025, compared to a gross profit of $0.1 million for the nine months ended July 31, 2024. The overall gross margin was (9.6)% for the nine months ended July 31, 2025 compared to a gross margin of 2.2% in the nine months ended July 31, 2024. This decrease in gross margin was primarily due to the fact that work performed during the nine months ended July 31, 2025 was performed pursuant to service agreements with lower margins.

Generation revenues

Generation revenues and related costs for the nine months ended July 31, 2025 and 2024 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2025	2024	$	%
Generation revenues	$35,825	$38,013	$(2,188)	(6)%
Cost of generation revenues	49,035	61,079	(12,044)	(20)%
Gross loss from generation revenues	$(13,210)	$(23,066)	$9,856	43%
Generation revenues gross margin	(36.9)%	(60.7)%

Revenues from generation for the nine months ended July 31, 2025 totaled $35.8 million, which represents a decrease of $2.2 million from generation revenues recognized of $38.0 million for the nine months ended July 31, 2024. The decrease in generation revenues reflects lower output from plants in our generation operating portfolio resulting from routine maintenance activities, partially offset by revenue generated by the Derby Projects, both of which became operational in December 2023. Generation revenues for the nine months ended July 31, 2025 and 2024 reflect revenue from electricity generated under our PPAs and the sale of renewable energy credits from our generation operating portfolio.

Cost of generation revenues totaled $49.0 million in the nine months ended July 31, 2025, compared to $61.1 million in the nine months ended July 31, 2024. The overall decrease in cost of generation revenues is primarily due to a decrease in expensed construction costs related to the Toyota Project, which were $0.6 million in the nine months ended July 31, 2025 compared to $6.3 million in the nine months ended July 31, 2024 (which also included expensed gas costs). During the nine months ended July 31, 2025, the Company incurred a mark-to-market net gain of $2.0 million related to natural gas purchase contracts. During the nine months ended July 31, 2024, the Company incurred a mark-to-market net loss of $5.1 million related to natural gas purchase contracts. Cost of generation revenues also decreased due to downtime from maintenance activities performed during the nine months ended July 31, 2025. Cost of generation revenues for the nine months ended July 31, 2024 also included an impairment charge of $1.1 million relating to project assets then under construction relating to the PPAs for Trinity College and for UConn (as defined elsewhere herein). Cost of generation revenues included depreciation and amortization of approximately $24.4 million and $21.3 million for the nine months ended July 31, 2025 and 2024, respectively.

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

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the nine months ended July 31, 2025 and 2024 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2025	2024	$	%
Advanced Technologies contract revenues	$15,100	$20,146	$(5,046)	(25)%
Cost of Advanced Technologies contract revenues	11,130	12,917	(1,787)	(14)%
Gross profit from Advanced Technologies contracts	$3,970	$7,229	$(3,259)	(45)%
Advanced Technologies contract gross margin	26.3%	35.9%

Advanced Technologies contract revenues decreased to $15.1 million for the nine months ended July 31, 2025 from $20.1 million for the nine months ended July 31, 2024. Compared to the nine months ended July 31, 2024, Advanced Technologies contract revenues recognized under our Joint Development Agreement with EMTEC were approximately $0.4 million lower, revenues arising from the purchase order received from Esso related to the Rotterdam project were approximately $0.6 million lower, and revenue recognized under government contracts and other contracts were approximately $4.0 million lower for the nine months ended July 31, 2025.

Cost of Advanced Technologies contract revenues were $11.1 million for the nine months ended July 31, 2025, compared to $12.9 million for the nine months ended July 31, 2024.

Advanced Technologies contracts for the nine months ended July 31, 2025 generated a gross profit of $4.0 million, compared to a gross profit of $7.2 million for the nine months ended July 31, 2024. The decrease in gross profit was due primarily to lower margins on some of the contracts under which revenues were recognized during the nine months ended July 31, 2025 compared to the nine months ended July 31, 2024.

Administrative and selling expenses

Administrative and selling expenses were $45.6 million and $48.7 million for the nine months ended July 31, 2025 and 2024, respectively. Administrative and selling expenses were lower during the nine months ended July 31, 2025 than during the nine months ended July 31, 2024 primarily due to lower compensation expense as a result of the restructuring actions in September of fiscal year 2024, and in November and June of fiscal year 2025.

Research and development expenses

Research and development expenses decreased to $28.6 million for the nine months ended July 31, 2025 compared to $43.8 million for the nine months ended July 31, 2024. The decrease is primarily due to a decrease in spending on the Company’s commercial development efforts related to our solid oxide power generation and electrolysis platforms and carbon separation and carbon recovery solutions compared to the comparable prior year period.

Restructuring expense

Restructuring expense of $5.6 million for the nine months ended July 31, 2025 was a result of the Company’s workforce reductions in November 2024 and June 2025, which represented approximately 13% and 22% of the Company’s global workforce, respectively, and were intended to reduce operating costs, realign resources toward advancing the Company's core carbonate technologies, and protect the Company's competitive position amid slower-than-expected market investments in clean energy. The workforce was reduced across our global operations including Calgary, Canada and at our North American production facility in Torrington, Connecticut, at our corporate offices in Danbury, Connecticut and at other remote locations.

Impairment expense

Impairment expense of $64.5 million for the nine months ended July 31, 2025 related to the Company's prior investments in solid oxide technology, including related goodwill and IPR&D intangible assets, property, plant and equipment and solid oxide inventory. Of the $64.5 million, approximately $42.1 million was related to property, plant and equipment, approximately $9.0 million was related to inventory, approximately $9.3 million was related to IPR&D intangible assets, and approximately $4.1 million was related to goodwill.

Loss from operations

Loss from operations for the nine months ended July 31, 2025 was $164.0 million compared to $117.5 million for the nine months ended July 31, 2024. This increase was driven primarily by the impairment and restructuring expenses recognized during the nine months ended July 31, 2025, partially offset by decreases in Administrative and selling expenses and Research and development expenses compared to the comparable prior year period and a $5.2 million decrease in gross loss.

Interest expense

Interest expense for the nine months ended July 31, 2025 and 2024 was $7.7 million and $7.2 million, respectively. Interest expense for both periods includes interest on the OpCo Financing Facility (as defined elsewhere herein), which was entered into in May 2023, and interest on the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in August 2023. Interest expense increased for the nine months ended July 31, 2025, as this period also includes interest on the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in April 2024, and on the facility with EXIM (as defined elsewhere herein), which was entered into in October 2024.

Interest income

Interest income was $6.4 million and $10.7 million for the nine months ended July 31, 2025 and 2024, respectively. The decrease in interest income during the nine months ended July 31, 2025 was primarily driven by lower money market investments compared to the nine months ended July 31, 2024, partially offset by interest of $0.5 million earned on employee retention credits from the Internal Revenue Service. These employee retention credits were earned during the COVID-19 pandemic and accrued interest until such credits were received by the Company during the nine months ended July 31, 2025. Interest income for the nine months ended July 31, 2025 represents interest earned on money market investments, interest earned on investments in U.S. Treasury Securities and interest earned on employee retention credits. Interest income for the nine months ended July 2024 represents interest earned on money market investments and interest earned on investments in U.S. Treasury Securities.

Other income (expense), net

Other income (expense), net was $3.5 million and $(3.3) million for the nine months ended July 31, 2025 and 2024, respectively. Other income, net for the nine months ended July 31, 2025 primarily relates to employee retention credits earned during the COVID-19 pandemic of $3.4 million that were received during the three months ended July 31, 2025, as well as an unrealized loss of $0.2 million on the OpCo Financing Facility interest rate swap derivative. Other expense, net for the nine months ended July 31, 2024 primarily relates to an unrealized loss on the OpCo Financing Facility interest rate swap derivative of $3.2 million.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes, primarily in Korea. Provision for income tax recorded for the nine months ended July 31, 2025 was $0.1 million, and provision for income tax recorded for the nine months ended July 31, 2024 was $2.0 thousand.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $2.4 million for each of the nine month periods ended July 31, 2025 and 2024.

Net loss attributable to noncontrolling interests

For each of the nine month periods ended July 31, 2025 and 2024, net loss attributable to noncontrolling interest totaled $(3.5) million for the Groton Project tax equity financing transaction with East West Bank.

For the nine months ended July 31, 2025 and 2024, net loss attributable to noncontrolling interest totaled $(1.7) million and $(0.5) million, respectively, for the LIPA Yaphank Project tax equity financing transaction with REI.

For the nine months ended July 31, 2025 and 2024, net income (loss) attributable to noncontrolling interest totaled $1.2 million and $(28.6) million, respectively, for the Derby Projects tax equity financing transaction with Franklin Park. The loss in the nine months ended July 31, 2024 was primarily driven by the Investment Tax Credit (“ITC”) attributable to the noncontrolling interest for the 2023 tax year. The ITC reduces the noncontrolling interest’s claim on hypothetical liquidation proceeds in the HLBV waterfall and is nonrecurring. The loss in the nine months ended July 31, 2024 was also a result of accelerated depreciation allocated to the noncontrolling interest under the HLBV method.

Net loss attributable to common stockholders and net loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the nine months ended July 31, 2025 and 2024, net loss attributable to common stockholders was $160.4 million and $87.0 million, respectively, and net loss per common share was $7.22 and $5.56, respectively. The increase in net loss attributable to common stockholders is primarily due to impairment and restructuring expenses recognized during the nine months ended July 31, 2025. The net loss per share for the nine months ended July 31, 2025 benefitted from the higher number of weighted average shares outstanding due to share issuances since July 31, 2024.

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

As of July 31, 2025, unrestricted cash and cash equivalents totaled $174.7 million compared to $148.1 million as of October 31, 2024. During the year ended October 31, 2024 and the nine months ended July 31, 2025, the Company invested in United States (U.S.) Treasury Securities. The amortized cost of the U.S. Treasury Securities outstanding totaled $109.1 million as of October 31, 2024 and were classified as Investments - short-term on the Consolidated Balance Sheets. There were no outstanding U.S. Treasury Securities as of July 31, 2025 as all U.S. Treasury Securities that were outstanding during the nine month period ended July 31, 2025 matured prior to July 31, 2025.

During the first nine months of fiscal year 2025, the Company received the second annual funding from East West Bank under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the nine months ended July 31, 2025 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 to the Open Market Sale Agreement, dated July 12, 2022 (the “2022 Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”) (the 2022 Sales Agreement as amended, the “Amended Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300,000,000 (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Amended Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. During the three months ended July 31, 2025, approximately 6.8 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $5.70 per share, resulting in gross proceeds of approximately $39.0 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $38.1 million after deducting sales commissions totaling approximately $0.8 million and fees totaling approximately $0.1 million. During the first nine months of fiscal year 2025, approximately 9.2 million shares of the Company’s common stock were sold under the Amended Sales Agreement at an average sale price of $5.84 per share, resulting in gross proceeds of approximately $53.5 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $51.6 million after deducting sales commissions totaling approximately $1.1 million and fees totaling approximately $0.8 million. As of July 31, 2025, approximately $151.4 million of shares remained available for sale under the Amended Sales Agreement.

Following the end of the quarter, approximately 2.7 million shares of the Company’s common stock were sold under the Amended Sales Agreement, at an average sale price of $4.55 per share, resulting in gross proceeds of approximately $12.1 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $11.8 million after deducting sales commissions and fees totaling approximately $0.3 million. Approximately $139.4 million of shares remained available for sale under the Amended Sales Agreement following these sales.

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

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for the remainder of fiscal year 2025 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction and manufacturing expansion, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully advance the commercialization of its solid oxide and carbon capture platforms through partnerships with third parties, (viii) implement capacity expansion for our carbonate products when required, (ix) seek partnerships for solid oxide product commercialization and manufacturing, (x) implement the product cost reductions necessary to achieve profitable operations, (xi) manage working capital and the Company’s unrestricted cash balance and (xii) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

We believe retaining ownership of our generation operating portfolio generally contributes to higher long-term cash flows to the Company than if these projects had been sold. Our generation operating portfolio totaled 62.8 MW as of July 31, 2025. We expect generation revenue to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company actively markets its products in order to grow this portfolio; however, the Company may also sell certain projects to investors from time to time. As of July 31, 2025, the Company had one project representing an additional 7.4 MW in development, which is expected to generate operating cash flows in future periods, if completed. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of July 31, 2025, net debt outstanding related to project assets was $109.0 million. Future required payments, inclusive of principal and interest, totaled $126.5 million as of July 31, 2025. The outstanding finance obligations under our sale-leaseback transactions totaled $18.8 million as of July 31, 2025, of which $11.6 million represents the current carrying value of finance obligations less future required payments.

Generation Operating Portfolio

Our generation operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation operating portfolio as of July 31, 2025:

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

Generation Projects No Longer in Process

During fiscal year 2022, we entered into a PPA with Trinity College in Hartford, Connecticut, for a 250 kW solid oxide fuel cell power generation system, and in March 2024, we entered into a PPA with the University of Connecticut (“UConn”), in Storrs, Connecticut, for four 250 kW solid oxide fuel cell power generation systems totaling 1 MW. As a result of our restructuring plans and the slowdown in the adoption of clean energy technology for the production of zero-carbon hydrogen and other energy transition solutions, we have ceased all work and spending on the Trinity and UConn projects and removed them from contracted backlog during the second quarter of fiscal year 2025. In addition, the

Company and Trinity College mutually agreed to terminate the PPA for the 250 kW solid oxide fuel cell power generation system in May 2025, and the Company is currently in discussions with UConn regarding a modification of the PPA for the four 250 kW solid oxide fuel cell power generation systems to potentially convert this project into a carbonate fuel cell project. For more information about our restructuring plans, please see Note 5 — Impairment and Restructuring to our Consolidated Financial Statements.

Backlog

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $169.4 million as of July 31, 2025, compared to $178.4 million as of July 31, 2024. Service agreements backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements. During the three months ended July 31, 2025, the Company entered into a LTSA with CGN-Yulchon Generation Co., Ltd. (“CGN”) for CGN’s Yulchon facility in Korea (the “CGN Platform”). The contract value totaled approximately $31.7 million, of which approximately $7.7 million was allocated to service backlog at the time of the execution of the LTSA and will be recognized as revenue as the Company performs service at the CGN Platform over the term of the LTSA. During the fourth quarter of fiscal year 2024, the Company entered into a LTSA with GGE with respect to GGE’s 58.8 MW fuel cell power platform in Hwaseong-si, Korea (the “GGE Platform”). The contract value totaled approximately $159.6 million, of which approximately $33.6 million was allocated to service backlog at the time of the execution of the LTSA and is being recognized as revenue as the Company performs service at the GGE Platform over the term of the LTSA.
●	Generation backlog totaled $955.0 million as of July 31, 2025, compared to $839.5 million as of July 31, 2024. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs. During the nine months ended July 31, 2025, the Company entered into a 20-year PPA with Eversource and United Illuminating, pursuant to which the Company will build and operate a 7.4 MW carbonate fuel cell power plant in Hartford, Connecticut (the “Hartford Project”). The electricity generated by the plant will be sold to Eversource and United Illuminating. The revenue over the contract term is expected to total approximately $167.4 million, which has been added to Generation backlog.
●	Product backlog totaled $96.2 million as of July 31, 2025, compared to $136.7 million as of July 31, 2024. Product backlog decreased during the period ended July 31, 2025 primarily as a result of the product backlog that was recognized as revenue as the Company completed commissioning of replacement modules for the GGE Platform. Under the LTSA with GGE, commissioning of the first six 1.4-MW replacement fuel cell modules was completed in the fourth quarter of fiscal year 2024, and commissioning of an additional twelve 1.4-MW replacement fuel cell modules was completed in the first nine months of fiscal year 2025. An additional eight 1.4-MW replacement fuel cell modules are expected to be commissioned throughout the remainder of fiscal year 2025, and the remaining 16 1.4-MW replacement fuel cell modules are expected to be commissioned in fiscal year 2026. Partially offsetting this decrease was the LTSA with CGN, which added $24.0 million to product backlog during the third quarter of fiscal year 2025.
●	Advanced Technologies contract backlog totaled $24.3 million as of July 31, 2025, compared to $42.5 million as of July 31, 2024. Advanced Technologies contract backlog primarily represents remaining revenue under our Joint Development Agreement with EMTEC, revenue under a purchase order from Esso valued at $15.6 million (which includes a $4.0 million increase due to two change orders executed during the first nine months of fiscal year 2025), and remaining revenue under our government contracts.

Overall, backlog increased by approximately 4.0% to $1.24 billion as of July 31, 2025, compared to $1.20 billion as of July 31, 2024, primarily as a result of the Hartford Project, the LTSA with CGN with respect to the CGN Platform, and the LTSA with GGE with respect to the GGE Platform.

The CGN Platform is comprised of four SureSource 3000 molten carbonate fuel cells (each a “CGN Plant”). Each CGN Plant is comprised of two carbonate fuel cell modules. Pursuant to the LTSA between CGN and the Company (the “CGN LTSA”), CGN and the Company have agreed that (i) CGN will purchase from the Company eight carbonate fuel cell modules to replace existing fuel cell modules at the CGN Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the CGN Platform. The total amount payable by CGN under the CGN LTSA for the eight replacement fuel cell modules, balance of plant replacement components, and service is $31.7 million USD, with payments to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the CGN LTSA for such CGN Plants commence. This amount was recorded as backlog concurrent with the execution of the CGN LTSA on July 30, 2025.

The GGE Platform is comprised of 21 SureSource 3000 molten carbonate fuel cells (each a “GGE Plant”). Each GGE Plant is comprised of two 1.4-MW carbonate fuel cell modules. Pursuant to the LTSA between GGE and the Company (the “GGE LTSA”), GGE and the Company have agreed that (i) GGE will purchase from the Company 42 1.4-MW carbonate fuel cell modules to replace existing fuel cell modules at the GGE Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the GGE Platform. The total amount payable by GGE under the GGE LTSA for the 42 replacement fuel cell modules, balance of plant replacement components, and service was $159.6 million USD, with payments being made and to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the GGE LTSA for such GGE Plants commence. This amount was recorded as backlog concurrent with the execution of the GGE LTSA on May 28, 2024, and has since been reduced as revenue has been recognized under the GGE LTSA which commenced in the fourth quarter of fiscal year 2024.

Backlog represents definitive agreements executed by the Company and our customers. Projects for which we have an executed PPA are included in generation backlog, which represents future revenue under long-term PPAs. The Company’s ability to recognize revenue in the future under a PPA is subject to the Company’s completion of construction of the project covered by such PPA. Should the Company not complete the construction of the project covered by a PPA, it will forgo future revenues with respect to the project and may incur penalties and/or impairment charges related to the project. Projects sold to customers (and not retained by the Company) are included in product sales and service agreements backlog, and the related generation backlog is removed upon sale. Together, the service and generation portion of backlog had a weighted average term of approximately 16 years as of July 31, 2025, with weighting based on the dollar amount of backlog and utility service contracts of up to 20 years in duration at inception.

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2025 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of July 31, 2025, unrestricted cash and cash equivalents totaled $174.7 million. There were no outstanding U.S. Treasury Securities as of July 31, 2025 as all U.S. Treasury Securities that were outstanding during the nine month period ended July 31, 2025 matured prior to July 31, 2025.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes.
●	We manage production rate based on contracted demand and project schedules. Changes to production rate take time to implement. We operated at an annualized production rate of 30.5 MW for the nine months ended July 31, 2025, compared to an annualized production rate of approximately 31.1 MW for the nine months ended July 31, 2024. This decrease in annualized production rate is primarily due to managing our production levels in our Torrington facility based on contracted demand.
●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of July 31, 2025 and October 31, 2024 was $108.1 million ($53.4 million of which is classified as “Other assets”) and $76.9 million ($28.3 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

During the fiscal year ended October 31, 2024, the Company entered into the GGE LTSA with respect to the GGE Platform. The contract value totaled approximately $159.6 million, of which approximately $33.6 million was allocated to service at the time of the execution of the GGE LTSA and is being recognized as revenue as the Company performs service at the GGE Platform over the term of the GGE LTSA. The portion of the contract allocated to product sales was approximately $126.0 million at the time of the execution of the GGE LTSA, which equates to approximately $3.0 million per module for each of the 42 modules. The GGE LTSA was structured such that the total consideration for each module is payable over the seven-year term of the GGE LTSA with respect to such module. As a result, an unbilled asset value is created upon each module installation until such time as full payment is received over the seven-year term of the GGE LTSA with respect to such module. Thus, we expect the unbilled receivables to increase as the modules are installed. In return for extended payment terms related to the module product sales, the Company received security rights on each module which provides the opportunity for working capital financing.

In the fourth quarter of fiscal year 2024, we received working capital financing from the Export-Import Bank of the United States to support the Company’s obligations under the GGE LTSA, and we entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $10.1 million. As we continue to fulfill our obligations under the GGE LTSA, we continue to seek additional working capital financing from certain financing institutions. There can be no assurance that we will obtain such working capital financing on acceptable terms, when needed, or at all.

●	The amount of total inventory as of July 31, 2025 and October 31, 2024 was $107.3 million ($2.7 million is classified as long-term inventory) and $116.4 million ($2.7 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $71.0 million and $80.5 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and cash as of any given balance sheet date.

During the nine months ended July 31, 2025, we utilized short term cash to build our inventory of modules to be shipped to Korea under the GGE LTSA. We have recognized revenue for the twelve modules shipped during the nine months ended July 31, 2025, and we expect to continue to recognize revenue from additional module shipments during the remainder of fiscal year 2025 and fiscal year 2026. During the nine months ended July 31, 2025, we also used short term cash to build our inventory of modules to be shipped to Korea under the CGN LTSA and to build project inventory as part of our safe harbor strategy for certain U.S. projects.

●	The amount of total project assets as of July 31, 2025 and October 31, 2024 was $224.5 million and $242.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of July 31, 2025 consisted of $223.8 million of completed, operating installations and $0.7 million of projects in development. As of July 31, 2025, we had 62.8 MW of operating project assets that generated $35.8 million of revenue for the nine months ended July 31, 2025.
●	As of July 31, 2025, the Company had one project - the 7.4 MW Hartford Project - under development, which is expected to be completed by the end of calendar year 2026. As of July 31, 2025, we estimate the total remaining investment in project assets to build out the Hartford Project to be in the range of approximately $34.0 million to $36.0 million through calendar year 2026. To fund expected remaining project expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the project becomes operational, the Company will seek to obtain permanent financing (tax equity and debt), or to sell this project to a third party. For the nine months ended July 31, 2025, capitalized project asset expenditures were $3.8 million.
●	Certain of our PPAs for project assets in our generation operating portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT (the “Bridgeport Fuel Cell Project”); (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, for the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through

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
●	Expenditures for property, plant and equipment are expected to range between $15.0 million and $20.0 million for fiscal year 2025. Our expected expenditures for the fiscal year have been reduced (from a range of $20.0 million to $25.0 million as of the beginning of fiscal year 2025) as a result of our June 2025 restructuring plan. The expected expenditures for fiscal year 2025 are in addition to certain capital expenditures and commitments made by the Company in fiscal year 2024 to upgrade our manufacturing facilities, including payments for certain equipment procured for our Calgary facility. We are also increasing the carbonate manufacturing capabilities in our Torrington facility for expected growth in carbon capture and recovery.

During the first nine months of fiscal year 2025, cash payments for capital expenditures totaled approximately $17.6 million.

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

In November 2024 and June 2025, the Company announced global restructuring plans relating to our operations in the U.S., Canada, and Germany that aim to reduce operating costs, realign resources toward advancing the Company’s core carbonate technologies, and protect the Company’s competitive position amid slower-than-expected market investments in clean energy. These restructuring plans also include the deferment and cancelation of certain previously planned capital and project expenditures related to solid oxide manufacturing in our facility in Calgary, Canada. As a result of these restructuring plans, we have deferred the capital spending required to complete the Calgary expansion and do not currently expect to complete this project. For more information about our restructuring plans, please see Note 5 — Impairment and Restructuring to our Consolidated Financial Statements.

Lastly, the Company is in the process of examining or actively applying for various financial programs offered by the United States to provide subsidies, investment tax credits and other assistance with the goal of expanding capacity for clean energy manufacturing.

●	Company-funded research and development expenses are expected to be in the range between $35.0 million and $40.0 million for fiscal year 2025. Our expected expenses for the fiscal year have been reduced (from a range of $40.0 million to $45.0 million as of the beginning of fiscal year 2025) as a result of our June 2025 restructuring plan. During the nine months ended July 31, 2025, we incurred a total of $28.6 million of Company-funded research and development expenses as we continued to focus on accelerating the commercialization of our distributed power generation, distributed hydrogen generation and carbon capture solutions. The Company continues to advance its solid oxide technology platform in collaboration with Idaho National Laboratory (“INL”) on the high-efficiency electrolysis system demonstration. This demonstration program is being undertaken in conjunction with the U.S. Department of Energy and is intended as a stepping stone for a system level field demonstration of the Company’s high efficiency solid oxide technology platform. The demonstration unit was shipped to and arrived at INL in January 2025 and is currently undergoing installation and testing. The Company continues to advance the development of its solid oxide electrolysis platform to support growing applications in the hydrogen generation market segment. Finally, the Company will continue investing in product enhancements of our carbonate platform including advancing commercial demonstrations of carbon capture and carbon recovery platforms.
●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of July 31, 2025, we had pledged approximately $62.2 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.
●	The Company’s ability to continue to implement cost saving measures if sales activities do not occur when expected. The Company made in fiscal year 2024 and has continued to make in 2025 certain downward adjustments to expected spending as a result of the slower-than-expected pace of market developments, and in September and November 2024 and June 2025, as part of its cost saving measures, the Company also made job eliminations in certain areas, reducing its workforce by approximately 39% in the aggregate. The Company expects to continue to focus its strategy to respond to market conditions, which may result in additional spending and headcount reductions in future periods.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended July 31, 2025 and 2024, depreciation and amortization totaled $9.7 million and $9.2 million, respectively (of these totals, approximately $7.7 million and $7.3 million for the three months ended July 31, 2025 and 2024, respectively, relate to depreciation of project assets in our generation operating portfolio and amortization of a generation intangible asset). For the nine months ended July 31, 2025 and 2024, depreciation and amortization totaled $30.6 million and $27.4 million, respectively (of these totals, approximately $24.4 million and $21.3 million for the nine months ended July 31, 2025 and 2024, respectively, relate to depreciation of project assets in our generation operating portfolio and amortization of a generation intangible asset).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $236.9 million as of July 31, 2025 compared to $208.9 million as of October 31, 2024. As of July 31, 2025, unrestricted cash and cash equivalents totaled $174.7 million compared to $148.1 million of unrestricted cash and cash equivalents as of October 31, 2024. As of July 31, 2025, restricted cash and cash equivalents totaled $62.2 million, of which $16.1 million was classified as current and $46.1 million was classified as non-current, compared to $60.8 million of restricted cash and cash equivalents as of October 31, 2024, of which $12.2 million was classified as current and $48.6 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Nine Months Ended July 31,
(dollars in thousands)	2025	2024
Consolidated Cash Flow Data:
Net cash used in operating activities	$(102,427)	$(158,751)
Net cash provided by (used in) investing activities	89,970	(18,978)
Net cash provided by financing activities	40,537	96,238
Effects on cash from changes in foreign currency rates	(109)	96
Net increase (decrease) in cash, cash equivalents and restricted cash	$27,971	$(81,395)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $102.4 million during the nine months ended July 31, 2025, compared to $158.8 million of net cash used in operating activities during the nine months ended July 31, 2024.

Net cash used in operating activities for the nine months ended July 31, 2025 was primarily a result of the net loss of $162.0 million, decrease in accounts payable of $3.9 million, increases in inventory of $2.1 million, unbilled receivables of $33.1 million and other assets of $10.0 million, partially offset by a decrease in accounts receivable of $1.8 million and non-cash adjustments of $104.8 million.

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

Investing Activities – Net cash provided by investing activities was $90.0 million for the nine months ended July 31, 2025, compared to net cash used in investing activities of $19.0 million during the nine months ended July 31, 2024.

Net cash provided by investing activities for the nine months ended July 31, 2025 included funds received from the maturity of U.S. Treasury Securities of $772.4 million, offset by cash used of $661.0 million for the purchase of U.S. Treasury Securities, $3.8 million of project asset expenditures and $17.6 million of capital expenditures.

Net cash used in investing activities for the nine months ended July 31, 2024 included funds received from the maturity of U.S. Treasury Securities of $506.8 million, partially offset by cash used of $476.8 million for the purchase of U.S. Treasury Securities, $11.8 million of project asset expenditures and $37.2 million of capital expenditures.

Financing Activities – Net cash provided by financing activities was $40.5 million during the nine months ended July 31, 2025, compared to net cash provided by financing activities of $96.2 million during the nine months ended July 31, 2024.

Net cash provided by financing activities during the nine months ended July 31, 2025 resulted from $4.0 million of contributions received from a noncontrolling interest in our tax equity partnership for the Groton Project and $51.6 million of net proceeds from sales of common stock, partially offset by debt repayments of $10.4 million, payments for taxes related to net share settlement of equity awards of $0.5 million, payment of $2.4 million in preferred dividends, distribution to noncontrolling interest of $1.6 million and payment of debt issuance costs of $0.2 million.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of July 31, 2025 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$66,861	$58,464	$4,274	$2,825	$1,298
Term loans (principal and interest)	136,315	18,543	31,567	60,930	25,275
Operating lease commitments (2)	24,449	1,313	3,179	2,340	17,617
Sale-leaseback finance obligations (3)	7,133	1,394	2,583	2,562	594
Natural gas and biomethane gas supply contracts (4)	35,727	9,504	17,672	8,551	-
Series B Preferred dividends payable (5)	-	-	-	-	-
Totals	$270,485	$89,218	$59,275	$77,208	$44,784
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and Crestmark Equipment Finance (“Crestmark”). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract for the Company’s LIPA Yaphank Project with an estimated annual cost per year of $2.0 million, under which service began on December 7, 2021. During fiscal year 2023, the Company entered into a 2-year Biomethane gas contract for the Company’s Toyota Project, under which service began on May 1, 2023. Also, during fiscal year 2023, the Company entered into (a) a 6-year natural gas contract for the Company’s 14.0 MW Derby Project, under which service began on June 1, 2023, and (b) a 6-year natural gas contract for the Company’s 2.8 MW SCEF Derby Project, under which service began in November 2023. During fiscal year 2025, the Company entered into a 1-year natural gas contract for the Company’s Toyota Project (due to the expiration of the initial 2-year Biomethane gas contract described above), under which service began on May 1, 2025. The costs of the contracts are expected to be offset by generation revenues.
(5)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($50,760 per share at July 31, 2025) for 20 trading days during any consecutive 30 trading day period.

Outstanding Loans as of July 31, 2025

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

Upon closing, on May 19, 2023, OpCo Borrower entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement, which collateral is described below. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly, with the resulting gains/losses recorded to other income/expense. The fair value adjustments for the three and nine months ended July 31, 2025 resulted in gains (losses) of $0.6 million and $(0.2) million, respectively.

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

Finance obligations for sale-leaseback agreements

Several of the Company’s project subsidiaries previously entered into sale-leaseback agreements with PNC and Crestmark for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power. The Company did not recognize as revenue any of the proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as finance obligations. The outstanding finance obligation balance as of both July 31, 2025 and October 31, 2024 was $18.8 million. The outstanding finance obligation for the remaining leases as of July 31, 2025 includes $11.6 million in excess of future required payments which represents imputed interest, not including amounts for the potential repurchase price of the project assets which is based on fair value. The sale-leaseback arrangements with Crestmark include a purchase right for the greater of fair market value or 31% of the purchase price.

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

A Job Audit was to be performed within 90 days of the Target Date of October 31, 2024. Because the Company did not meet the amended Employment Obligation, an accelerated payment penalty will be assessed in an amount equal to $14,225.00 multiplied by the number of full-time employment positions below the number of positions required by the amended Employment Obligation. Such penalty will be immediately payable upon the determination by the Commissioner that the Company has failed to meet the amended Employment Obligation and will be applied first to accelerate the payment of any outstanding fees, penalties or interest due and then to accelerate the payment of the outstanding principal balance of the loan. The Company estimates that it had an average of 389 employees over the applicable 24 consecutive month period. As a result, the Company has calculated a $2.1 million repayment obligation in connection with the loan, which has been reclassified to current and represents the expected accelerated payment penalty amount. As of July 31, 2025, the Company had not been formally assessed a penalty, but since there are no fees, penalties or interest due, any accelerated payment penalty assessed will be applied to the outstanding principal balance of the loan and will not result in any charges to the Statement of Operations. As of July 31, 2025, the Company was in discussions with the State of Connecticut regarding a potential amendment to the terms of the Third Amendment to the Assistance Agreement. There can be no assurance that an amendment agreement will be reached with the State of Connecticut or that the terms of any such amendment would include more favorable repayment terms than those to which the Company is subject under the Third Amendment as a result of the failure to meet the Employment Obligation.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Restricted Cash

As of July 31, 2025, we have pledged approximately $62.2 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of July 31, 2025, outstanding letters of credit totaled $14.2 million. These expire on various dates through October 2029. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of July 31, 2025 also included $2.9 million primarily to support obligations under the power purchase and service agreements related to Crestmark sale-leaseback transactions, $14.0 million relating to future obligations associated with the Groton Senior Back Leverage Loan Facility, $1.8 million relating to future obligations associated with the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility and $20.9 million relating to future obligations associated with the OpCo Financing Facility.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power or other value streams delivered such as hydrogen, steam, water, and/or carbon from the Company’s fuel cell power platforms at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power platforms. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of July 31, 2025, our generation operating portfolio was 62.8 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred under the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of July 31, 2025, Advanced Technologies contract backlog totaled $24.3 million, of which $17.5 million is non-U.S. Government-funded and $6.8 million is U.S. Government-funded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, which are not classified as debt. We do not guarantee any third-party debt. See Note 18. “Commitments and Contingencies” to our Consolidated Financial Statements for the three and nine months ended July 31, 2025 included in this Quarterly Report on Form 10-Q for further information.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure Risk

We have historically invested in U.S. Treasury Securities with maturities of less than three months. We expect to hold these investments until maturity and accordingly, these investments are carried at amortized cost and not subject to mark-to-market accounting. As of July 31, 2025, all of our previously-held U.S. Treasury Securities had matured and the funds received upon maturity were not reinvested.

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of July 31, 2025, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of July 31, 2025, approximately 1% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and Korean Won) and we have no plans of repatriation. We make purchases from certain vendors and receive payment from certain customers in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 19, 2023, in connection with the closing of the OpCo Financing Facility, the Company entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly with the resulting gains/losses recorded to other income/expense. The fair value adjustments for the three and nine months ended July 31, 2025 resulted in gains (losses) of $0.6 million and $(0.2) million, respectively.

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

Historically, this risk has not been material to our financial statements as our operating projects prior to July 31, 2025 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price physical supply contracts. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, the Company performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A $1/Metric Million British Thermal Unit (“MMBTu”) increase in market pricing compared to our underlying project models would result in a cost impact of approximately $26,000 to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis. We have also conducted a sensitivity analysis on the impact of renewable natural gas pricing and a $10/MMBTu increase in market pricing compared to our underlying project models would result in an impact of approximately $2.0 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fiscal year ended October 31, 2023 for one contract and the second quarter of fiscal year 2024 for other contracts, and recorded mark-to-market net gains of $1.0 million and $2.0 million during the three and nine months ended July 31, 2025, respectively.

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

On June 5, 2025, we implemented a workforce reduction of approximately 22%, or 122 employees across our U.S., Canadian and German operations. While we believe this workforce reduction was necessary to help realign the Company’s cost structure, this reduction may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated may seek employment with our competitors. Although all our employees are required to sign a confidentiality and non-competition agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 1, 2025 - May 31, 2025	4,765	$4.05	—	—
June 1, 2025 - June 30, 2025	—	—	—	—
July 1, 2025 - July 31, 2025	—	—	—	—
Total	4,765	$4.05	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 3.         DEFAULT UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended July 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2*

Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Jason B. Few (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on June 6, 2025).

10.3*

Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Michael S. Bishop (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on June 6, 2025).

10.4*

Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Joshua Dolger (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on June 6, 2025).

10.5*

Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Michael Hill (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on June 6, 2025).

10.6*

Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Shankar Achanta (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on June 6, 2025).

10.7*

Employment Separation Agreement, dated as of June 13, 2025, by and between FuelCell Energy, Inc. and Michael Lisowski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2025).

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
#

Filed with this Annual Report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of July 31, 2025 and October 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended July 31, 2025 and 2024, (iii) the Consolidated Statements of Changes in Equity for the three and nine months ended July 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the nine months ended July 31, 2025 and 2024, (v) Notes to the Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

September 9, 2025	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)