Form 10-K
period 2025-10-31
FUELCELL ENERGY INC
filed 2025-12-18
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

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

As of April 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $93,079,594 based on the closing sale price of $4.10 as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 15, 2025
Common Stock, $0.0001 par value per share	47,736,734

DOCUMENT INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders	Part III

FUELCELL ENERGY, INC.

PART I

Item 1.BUSINESS

Forward-Looking Statement Disclaimer

This Annual Report on Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, future results of operations, plans, objectives, expectations, future performance, future business operations and business prospects, are forward-looking statements. Words such as “expects,” “anticipates,” “estimates,” “goals,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “seeks,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements and are included, along with this statement, for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements are neither historical facts, nor assurances of future performance. Instead, such statements are based only on our beliefs, expectations, and assumptions regarding the future. As such, the realization of matters expressed in forward-looking statements involves inherent risks and uncertainties. Such statements relate to, among other things, the following:

●	the development and commercialization by FuelCell Energy, Inc. and its subsidiaries (“FuelCell Energy,” “Company,” “we,” “us” and “our”) of fuel cell technology and products and the market for such products,
●	the expected timing of completion of our ongoing projects,
●	our business plans and strategies,
●	the markets in which we expect to operate,
●	expected operating results such as revenue growth and earnings,
●	our belief that we have sufficient liquidity to fund our business operations for the next 12 months,
●	future funding under Advanced Technologies contracts,
●	future financing for projects, including equity and debt investments by investors and commercial bank financing, as well as overall financial market conditions,
●	the expected cost competitiveness of our technology,
●	our ability to successfully implement our restructuring plans during the expected timeframe and the expected effects and impacts of the Company’s restructuring plan, and
●	our ability to achieve our sales plans, our plans to increase our annualized production rate in the future in connection with sales growth, market access and market expansion goals, and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements, including, without limitation, the risks described under Item 1A. Risk Factors of this report and the following risks and uncertainties:

●	general risks associated with product development and manufacturing,
●	general economic conditions,
●	changes in interest rates, which may impact project financing,
●	supply chain disruptions,
●	changes in the utility regulatory environment,
●	changes in the utility industry and the markets for distributed generation, distributed hydrogen, and fuel cell power plants configured for carbon capture or carbon separation,
●	potential volatility of commodity prices that may adversely affect our projects,
●	availability of government subsidies and economic incentives for alternative energy technologies,
●	risks that our restructuring plans will not result in the intended benefits or savings or will result in unanticipated costs, including but not limited to additional charges and/or higher than expected costs or will yield unintended consequences to our remaining workforce and results of operations,

●	our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations,
●	our ability to maintain compliance with the listing rules of The Nasdaq Stock Market (“Nasdaq”),
●	rapid technological change,
●	competition,
●	the risk that our bid awards will not convert to contracts or that our contracts will not convert to revenue,
●	market acceptance of our products,
●	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States (“U.S. GAAP”),
●	factors affecting our liquidity position and financial condition,
●	government appropriations,
●	the ability of the government and third parties to terminate their development contracts at any time,
●	the ability of the government to exercise “march-in” rights with respect to certain of our patents,
●	our ability to successfully market and sell our products internationally,
●	our ability to develop additional commercially viable products in the future,
●	our ability to implement our strategy,
●	our ability to reduce our levelized cost of energy and deliver on our cost reduction strategy generally,
●	our ability to protect our intellectual property,
●	litigation and other proceedings,
●	the risk that commercialization of our new products will not occur when anticipated or, if it does, that we will not have adequate capacity to satisfy demand,
●	our need for and the availability of additional financing,
●	our ability to generate positive cash flow from operations,
●	our ability to service our long-term debt,
●	our ability to increase the output and longevity of our platforms and to meet the performance requirements of our contracts, and
●	our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies.

We cannot assure you that:

●	we will be able to meet any of our development or commercialization schedules,
●	any of our new products or technologies, once developed, will be commercially successful,
●	our power plants will be commercially successful,
●	we will be able to obtain financing or raise capital to achieve our business plans,
●	the government will appropriate the funds anticipated by us under our government contracts,
●	the government will not exercise its right to terminate any or all of our government contracts, or
●	we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Item 1A. Risk Factors of this report. These risks include, but are not limited to the following:

●	We have incurred losses and anticipate continued losses and negative cash flows.
●	Our cost reduction strategy for manufacturing may not succeed or may be significantly delayed, which may result in our inability to deliver improved margins.
●	We have debt and finance obligations outstanding and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.
●	We rely on project financing for our generation operating portfolio, which includes debt and tax equity financing arrangements, to realize the benefits provided by investment tax credits and accelerated tax depreciation. In the event that interest rates rise or there are changes in tax policy, our financial results could be harmed.
●	Our plans are dependent on market acceptance of our products, and we currently face and will continue to face significant competition, including from products using other energy sources that may be lower priced or have preferred environmental characteristics.
●	Unanticipated increases or decreases in business growth have resulted and may continue to result in adverse consequences to our financial condition and business strategy.
●	Our workforce reduction may cause unintended consequences and our results of operations may be harmed.
●	If our intangible assets and long-lived assets (including project assets) become impaired in the future, we may again be required to record a significant charge to operations.
●	Our Advanced Technologies contracts are subject to the risk of termination by the contracting party and we may not realize the full amounts allocated under some contracts due to the lack of Congressional appropriations or early termination.
●	Utility companies may resist the adoption of distributed generation and could impose customer fees or interconnection requirements on our customers that could make our products less desirable.
●	We depend on third party suppliers for the development and timely supply of key raw materials and components for our products.
●	An increase in energy costs may materially adversely affect our business, financial condition, and results of operations.
●	Failure to meet Environmental, Social, and Governance (“ESG”) expectations or standards or to achieve our ESG goals could adversely affect our business, results of operations, financial condition, and stock price.
●	We derive significant revenue from contracts awarded through competitive bidding processes involving substantial costs and risks. Our contracted projects may not convert to revenue, and our project awards and sales pipeline may not convert to contracts, which may have a material adverse effect on our revenue and cash flows.
●	We have signed product sales contracts, engineering, procurement and construction contracts (“EPCs”), power purchase agreements (“PPAs”) and long-term service agreements with customers subject to contractual, technology, operating, commodity (i.e., natural gas) and fuel pricing risks, as well as market conditions that may affect our operating results.
●	We extend product warranties for our products, which products are complex and could contain defects and may not operate at expected performance levels, which could impact sales and market adoption of our products, affect our operating results or result in claims against us.
●	Our development timeline for bringing our solid oxide electrolysis technology to market has shifted as a result of delays in adoption of clean energy technologies generally and implementation of our recent global restructuring actions, which have re-focused our business on our core carbonate technologies. In addition our timeline for bringing our carbon capture technology to market will be subject to conditions outside of our control.
●	Our products use inherently dangerous, flammable fuels, operate at high temperatures and use corrosive carbonate material, each of which could subject our business to product liability claims.
●	Our reliance on information technology continues to grow, and disruptions, failures, or security breaches could materially impact both our operations and the operations of our power plant platforms. Furthermore, the rise in information technology security threats and increasingly sophisticated cybercrime presents ongoing risks to our systems, networks, products, and services.
●	We may be affected by environmental and other governmental regulation.
●	A negative government audit could result in an adverse adjustment of our revenue and costs and could result in civil and criminal penalties.
●	Exports of certain of our products are subject to various export control regulations and may require a license or permission from the U.S. Department of State, the U.S. Department of Energy or other agencies.
●	We will need to raise additional capital, and such capital may not be available on acceptable terms, if at all. If we do raise additional capital utilizing equity, existing stockholders will suffer dilution. If we do not raise additional capital, our business could fail or be materially and adversely affected.
●	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success. Additionally, the U.S. government has certain rights relating to our intellectual property, including the right to restrict or take title to certain patents.
●	Our stock price has been and could remain volatile. Financial markets worldwide have experienced heightened volatility and instability which may have a material adverse impact on our Company, our customers and our suppliers.
●	Our failure to meet the continued listing standards of The Nasdaq Global Market could result in a delisting of our common stock, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.
●	Provisions of Delaware and Connecticut law and of our certificate of incorporation and by-laws may make a takeover more difficult. Our by-laws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum deemed favorable by the stockholder for disputes with us or our directors, officers or employees.
●	The rights of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) could negatively impact our cash flows and dilute the ownership interest of our common stockholders. The Series B Preferred Stock ranks senior to our common stock with respect to payments upon liquidation, dividends, and distributions.
●	Litigation could expose us to significant costs and adversely affect our business, financial condition, and results of operations.
●	Weakness in the economy and other conditions affecting the financial stability of our customers could negatively impact future sales of our products and our results of operations.
●	Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our customers’ businesses and levels of business activity.
●	Our future success will depend on our ability to attract and retain qualified management, technical and other personnel.
●	We are subject to risks inherent in international operations.

General Information

Information contained in this report concerning the electric power supply industry and the distributed generation market, the distributed hydrogen market, the energy storage market and the carbon capture market, our general expectations concerning these industries and markets, and our position within these industries and markets are based on market research, industry publications, other publicly available information and assumptions made by us based on this information and our knowledge of these industries and markets, which we believe to be reasonable. Although we believe that the market research, industry publications and other publicly available information, including the sources that we utilized in preparing certain portions of this report, are reliable, they have not been independently verified by us and, accordingly, we cannot assure you that such information is accurate in all material respects. Our estimates, particularly as they relate to our general expectations concerning the electric power supply industry and the distributed generation market, the distributed hydrogen market, the energy storage market and the carbon capture market, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the section of this report entitled “Item 1A. Risk Factors.”

Unless otherwise specifically noted herein, all degrees refer to Fahrenheit (“F”); kilowatt (“kW”) and megawatt (“MW”) numbers used in this report designate nominal or rated capacity of the referenced power plant which is the design rated output of the referenced power plant as of the date of initiation of commercial operations; “efficiency” or “electrical efficiency” means the ratio of the electrical energy generated in the conversion of a fuel to the total energy contained in the fuel (lower heating value, the standard for power plant generation, assumes the water in the product is in vapor form; as opposed to higher heating value, which assumes the water in the product is in liquid form, net of parasitic load); kW means 1,000 watts; MW means 1,000,000 watts; “kilowatt hour” (“kWh”) is equal to 1 kW of power supplied to or taken from an electric circuit steadily for one hour; and one British Thermal Unit (“Btu”) is equal to the amount of heat necessary to raise one pound of pure water from 59oF to 60oF at a specified constant pressure.

All dollar amounts are in U.S. dollars unless otherwise noted.

Overview

FuelCell Energy is a clean energy technology company and a stationary fuel cell manufacturer with 22 years of operating experience in this field. Founded in 1969 and headquartered in Danbury, Connecticut, we manufacture and sell our proprietary molten carbonate fuel cell systems, which deliver large-scale, continuous clean power and advanced emissions management. Unlike traditional power generation methods that rely on combustion, our fuel cells generate electricity electrochemically through a chemical reaction rather than burning fuel, resulting in ultra-low emissions and high efficiency. Our carbonate fuel cell systems are fuel-flexible, with the ability to run on biofuels, renewable natural gas, or hydrogen-hydrocarbon blends, and provide reliable baseload power, carbon capture, and thermal energy for chilling, heating, and process steam. As global energy demand rises driven by artificial intelligence (“AI”), electrification, and the need for enhanced grid resiliency, we believe solutions like ours will be vital in addressing next-generation needs, helping to strengthen the grid, reducing pollution, and supporting decarbonization goals. We have proven utility-scale projects operating at 10 MW, 20 MW, and 58.8 MW, each with more than seven years of continuous run time. As a company, we are motivated by our purpose of enabling a world empowered by clean energy.

We target a range of markets and applications with our products, including utilities and independent power producers, data centers, wastewater treatment, commercial and hospitality, and microgrids, among others. We market our products primarily in the U.S. and Canada, the European Union (the “EU”) and the United Kingdom (the “UK”), and priority Asian markets including South Korea, Singapore, Malaysia, and Thailand. We selectively pursue additional opportunities in other regions that align with our strategic priorities.  We focus our expansion on markets and regions that value clean distributed generation, have poor grid reliability and/or challenged transmission and distribution lines, and can benefit from the value streams our products provide.

In addition to our existing core molten carbonate-based commercial products, we engage strategically in research and development, both company-funded and carried out under grants from and commercial agreements with private companies and various government agencies through our Advanced Technologies programs. Our Advanced Technologies programs are currently focused on continued development and advancement of our core carbonate fuel cell technology as well as commercialization of our solid oxide electrolysis technology for distributed hydrogen. We focus on generating revenue from our core recurring and non-recurring revenue sources, while working to identify the next trends in clean energy we believe we can commercialize, take to market, and grow into future revenue streams.

Our Market Opportunity and Value Proposition

We believe that we are positioned to capture significant growth opportunities by providing scalable, clean power and carbon capture solutions to meet the needs of data centers for reliability and sustainability, utilities seeking to alleviate grid constraints, industrial and manufacturing companies requiring on-site combined heat and power (“CHP”), and large commercial facilities demanding resiliency and emissions reduction. We believe there is a large and expanding market for our commercially available molten carbonate-based platform, supported by strong policy tailwinds in the U.S. and abroad. For example, in the United States, the recently adopted One Big Beautiful Bill Act (“OBBBA”) reinstated the 30% Investment Tax Credit for fuel cells through at least 2032 and provided for the continuation and expansion of Section 45Q for carbon capture and utilization ($85/ton for utilization and capture), creating what we believe are clear economic incentives for the adoption of fuel cells. In addition, South Korea’s Clean Hydrogen Portfolio Standard program provides long-term purchase contracts and direct market incentives for clean energy power generators, creating what we view as a stable and attractive market for fuel cell technologies like those offered by FuelCell Energy. These programs—along with state, local, and other international initiatives—are accelerating the commercialization of clean distributed generation and carbon capture technologies. We believe that our carbonate fuel cell products are uniquely positioned to benefit from these policies and related market opportunities.

Our carbonate fuel cell products deliver reliable, clean baseload power, avoid harmful emissions such as sulfur oxide (“SOx”), nitrogen oxide (“NOx”), and particulate matter, produce hydrogen and high-grade heat, and isolate and remove CO₂ from exhaust streams. These capabilities align directly with long-term structural demand for decarbonization and energy resiliency, which we expect will expand the addressable market for our products and create durable growth opportunities. Fuel flexibility is another critical advantage of our carbonate fuel cell platform, providing the ability to run on biofuels, renewable natural gas, or hydrogen-hydrocarbon blends.

According to the International Energy Agency, global electricity demand from data centers is projected to more than double by 2030 to approximately 945 terawatt-hours. The primary driver: the exponential rise of AI-optimized workloads.

This macro trend is creating a number of challenges that we believe can be addressed with solutions such as our carbonate fuel cell platform:

Demand surge from AI/Cloud: The exponential rise of AI and cloud workloads is driving electricity demand far beyond what current transmission infrastructure can deliver, with hyperscalers needing new power as quickly as possible. Our ability to rapidly deploy modular, high-density fuel cell systems could enable data centers to bring multi-megawatt capacity online in months (once all permits are secured), compared to 3–7 years for traditional utility or gas turbine solutions.

Scarcity of powered land: Limited availability of building sites for data centers with pre-positioned power infrastructure means the best parcels are often bid up, leaving developers with constrained options and longer timelines to bring their data centers online. Our modular products are 1.25 MW power blocks (or modules) that can be scaled to meet hundreds of megawatts of demand. This modularity supports phased deployment, rapid expansion, and redundancy, which we believe makes it ideal for data centers, industrial campuses, and utility-scale projects. With a power density of up to 33 MW per acre, our systems can help to maximize output even in space-constrained environments, creating opportunities to unlock new development sites and enabling efficient land use.

Long utility interconnection timelines: Securing new high-voltage interconnections or substation builds for traditional power generation can take 5–7 years or more, delaying construction and revenue. Our systems do not require utility interconnection when operating in the off-grid mode and can operate as true power islands, unlocking new sites, or adding power to existing locations. By minimizing reliance on long transmission lines and avoiding grid congestion, our systems can reduce potential points of failure and provide resilient on-demand power.

Gas turbine queues: Large-scale behind-the-meter generation faces 3–5-year procurement and construction timelines due to equipment shortages and supply chain bottlenecks. We offer a competitive alternative with comparable or better levelized cost of energy than gas engines and turbines, accelerated revenue capture, and reduced permitting risk.

Environmental & permitting constraints: Stringent NOx and SOx emissions caps and local community opposition to combustion-based technologies make traditional gas generation difficult, often stalling projects in non-attainment areas. Our quiet and low emissions profile—with virtually no NOx or SOx, significantly lower CO₂, and unique carbon recovery/capture capability can expedite or even exempt projects from complex air permitting, enabling deployment in challenging districts.

Reliability concerns: Unlike solar or wind power, fuel cells provide continuous, reliable power output. Our carbonate fuel cell platform delivers baseload power to critical loads, operating continuously to support mission-critical applications. Our carbonate fuel cell system can increase or decrease output by as much as 20% per minute, providing flexibility to respond to dynamic demand or grid fluctuations. Proven island-mode operation generally provides uninterrupted power even during grid outages, enhancing resiliency and energy security for customers.

Cost unpredictability: Volatile energy markets and transmission delays can threaten budgets and timelines, compressing margins and complicating long-term planning. Our on-site generation helps secure more predictable energy costs, reducing exposure to market volatility and transmission risk and supporting more predictable financial outcomes.

Our carbonate fuel cell systems are engineered for seamless integration with a wide range of energy assets, including microgrid controllers, battery energy storage systems, turbines, reciprocating engines, solar arrays, wind farms, and Organic Rankine Cycle systems. This interoperability enables customers to optimize energy management, enhance grid resiliency, and maximize the value of both renewable and conventional resources. By supporting hybrid configurations, our systems can deliver firm, dispatchable power while complementing intermittent renewables and legacy generation assets.

See the section below entitled “Our Markets” for information regarding our existing and target markets.

Our Markets

We target three major market opportunities with our technology—distributed generation; carbon capture, utilization and sequestration; and distributed hydrogen.

●	Distributed Generation: This includes utilities and independent power producers, data centers, wastewater treatment, and other behind the meter and microgrid applications;
●	Carbon Capture, Utilization and Sequestration: This includes data centers and other industrial applications as well as high CO2 emitters such as the oil and gas sector; and
●	Distributed Hydrogen: This includes industrial hydrogen applications like fertilizer, mobility and material handling, port applications, and large-scale wind and solar projects for their ability to produce green hydrogen via electrolysis.

Our core carbonate platform, which is commercially available, supports distributed generation, carbon capture applications, and distributed hydrogen production. In addition, we are developing our solid oxide electrolysis platform, which is intended to provide a second pathway for distributed hydrogen production upon commercialization.

We market our clean energy solutions worldwide, primarily in the U.S. and Canada, the EU and the UK, and priority Asian markets including South Korea (the largest fuel cell market), Singapore, Malaysia, and Thailand. The utilities and independent power producer market has historically been our largest market, with customers that include utilities on the East and West coasts of the United States, such as UIL Holdings Corporation, Inc. (owned by Avangrid, Inc., a wholly owned subsidiary of Iberdrola), the Long Island Power Authority (“LIPA”) and Southern California Edison. In Europe, utility customers include E.ON Connecting Energies, one of the largest utilities in the world. In South Korea, we are contracted to operate and maintain a number of large-scale utility deployments, including a 20 MW power plant project for Korea Southern Power Company (“KOSPO”), a 20 MW power plant project for Noeul Green Energy Co., Ltd., and a 58.8 MW power plant project for Gyeonggi Green Energy Co., Ltd.

Our carbonate fuel cell systems are producing power for a variety of industrial, commercial, municipal and government customers, including manufacturing facilities, pharmaceutical processing facilities, universities, healthcare facilities and wastewater treatment facilities. These institutions expect efficient, clean, and continuous power to reduce operating expenses, reduce greenhouse gas emissions and avoid pollutant emissions to meet their sustainability goals, while boosting resiliency and limiting dependence on the distribution grid. CHP applications further support economic and sustainability initiatives by minimizing or avoiding the use of combustion-based boilers for heat. Our patented carbonate fuel cell system is unique in its ability to run on biogas.

Our Business Strategy

In 2019, we launched our “Powerhouse” strategy to strengthen our business, maximize operational efficiencies, and position us for future growth. As we executed against the original three strategic pillars, we made meaningful progress, and in fiscal year 2022 we updated the pillars to “Grow, Scale, and Innovate.” In November 2024, following our Board of Directors’ approval of a restructuring and revised strategic plan, we refined aspects of the strategy and updated the pillars to “Focus, Scale, and Innovate.” Most recently, in connection with additional restructuring actions undertaken in June 2025, we further refined elements of our strategy while maintaining the strategic pillars of “Focus, Scale, and Innovate.”

Focus — Focusing on our core carbonate platform

●	Capitalize on our 22-year track record of delivering baseload power, with the goal of meeting large scale data center opportunities and continuing to fulfill industrial opportunities.
●	Drive differentiated product and cost improvements with respect to our core carbonate platform, leveraging the platform’s multiple operating modes, including baseload power, load following, carbon capture, and thermal use for absorption chilling or heating.
●	Expand the use of our core carbonate platform in global markets that are aligned with strong product fit.

Scale — Growing revenue and expanding product and manufacturing capabilities based on market demand

●	Make targeted investments in production capacity expansion to support expected demand.
●	Leverage the policy benefits provided by the OBBBA in the U.S., which includes a 30% Investment Tax Credit for fuel cell projects (which is expected to be available through at least 2032), and a credit of $85 per ton for carbon recovery and carbon capture used for sequestration or utilization, to make our product offerings more attractive to potential customers.
●	Partner with best-in-class companies to integrate our solutions into emerging data center distributed generation solutions to deliver enhanced value.

Innovate — Innovating for the future

●	Leverage the flexibility of our core carbonate platform, with the goal of addressing diverse data center needs – where cloud growth, energy reliability, and global sustainability mandates intersect.
●	Utilize carbon capture product innovations (currently under development) to meet expected market demand.
●	Deepen and expand blue-chip partnerships to accelerate technology commercialization and large-scale deployment.

Recent Restructuring

In November 2024 and again in June 2025, we announced global restructuring of our operations aimed to reduce operating costs, realign resources toward advancing the Company’s core carbonate technologies, and protect the Company’s competitive position amid slower-than-expected market investments in clean energy. These restructuring plans included workforce reductions as well as reduced spending on product development, overhead and other costs, recalibration of the Torrington manufacturing facility production schedule to align with contracted demand, the deferral of certain compensation and benefit obligations, the cessation of the majority of development efforts with respect to our solid oxide technology, and other targeted cost-saving measures.

Prior to the implementation of the restructuring actions announced in November 2024 and June 2025, our manufacturing and research and development facility in Calgary, Alberta, Canada focused on the engineering and development of our solid oxide power generation and electrolysis technologies. This facility also housed our solid oxide power generation and electrolysis stack research and development effort and includes equipment for the manufacturing of solid oxide cells and stacks, including advanced manufacturing capabilities. Beginning in fiscal year 2022 and continuing in fiscal years 2023 and 2024, we made investments in the Calgary facility, including by increasing the total leased facility space and ordering long lead process equipment, with the goal of increasing solid oxide production capacity. However, our global restructuring plans deferred and cancelled certain previously planned capital and project expenditures related to solid oxide manufacturing in our facility in Calgary, Canada. As a result of these restructuring plans, we have deferred the capital spending required to complete the Calgary expansion and do not currently expect to complete this project.  In addition, as part of these restructuring plans, we ceased development of the solid oxide power generation platform and began focusing on demonstrating the capabilities of our solid oxide electrolysis platform, for which we expect to seek partnerships for product commercialization and manufacturing.

Our Business Model

Our business model is based on multiple revenue streams, targeting both recurring revenue and non-recurring revenue. Recurring revenue is delivered through recurring electricity, capacity, and renewable energy credit sales under power purchase agreements (“PPAs”) and tariffs for projects we retain in our generation portfolio, as well as service revenue, mainly through long-term service agreements. Non-recurring revenue is generated through product and component sales, as well as from public and private industry research contracts related to the development of our Advanced Technologies.

Our primary revenue streams (as reported in our Consolidated Statements of Operations and Comprehensive Loss) consist of:

●	Product: Customers can purchase our fuel cell systems directly or through intermediaries such as infrastructure funds that sell to the end customer under a PPA.
●	Service: In both PPAs and direct sales agreements, a service agreement is incorporated into the PPA or sales agreement to support maintenance of the operating system over its lifetime. These service agreements ensure predictable, recurring revenue for the life of the operating system.

●	Generation: Where it makes strategic sense, we retain project ownership to capture the full benefit of long-term cash flows by selling power and other attributes under PPAs.
●	Advanced Technologies: This includes revenue from customer-sponsored and government-sponsored Advanced Technologies projects.

We are a complete solutions provider for our systems, controlling the design, development, sale, manufacturing, installation, operation, and maintenance of our patented fuel cell technology under long-term power purchase and service agreements. When utilizing long-term PPAs, the end-user of the power or utility hosts the installation and only pays for power as it is delivered, avoiding up-front capital investment. We also develop projects and sell equipment directly to customers, providing a complete solution of engineering, installing, and servicing the fuel cell power plant under an engineering, procurement, and construction agreement (“EPC”) and a long-term maintenance and service agreement. (See the sections below entitled “Engineering, Procurement and Construction” and “Service and Warranty Agreements” for more information.) We maintain the long-term recurring service obligation and associated revenues coterminously with the operating life of such projects.

Customers and developers generally have the option to either purchase our fuel cell products outright or to enter into a PPA under which the customer or developer (i.e. the end-user of the power) commits to purchase power as it is produced for an extended period of time, typically 10 to 20 years. We may elect to retain ownership of a fuel cell project, or we may elect to sell all or some of the project to a third party.  If a project or project asset is sold, revenue from the sale is recognized and reflected in the Product revenues line item of our Consolidated Statements of Operations and Comprehensive Loss, and we recognize revenue separately for the long-term maintenance and service agreement with respect to the project over the term of that agreement. If a project is retained, we recognize electricity, capacity and/or renewable energy credits monthly over the term of the PPA. We report the financial performance of retained projects as Generation revenues and Cost of generation revenues in our Consolidated Statements of Operations and Comprehensive Loss.

We typically operate and maintain our fuel cell projects over their useful life regardless of the ownership structure. For projects not operating under a PPA, customers enter into long-term service agreements with us, some of which have terms of up to 20 years. We report the revenue earned under long-term maintenance and service agreements as Service agreements revenues in our Consolidated Statements of Operations and Comprehensive Loss.

Given our long history of developing, investing in and deploying our fuel cell solutions, we believe we have distinct competitive advantages that underpin and enable our strategy, including a strong portfolio of products, intellectual property, deep technical expertise, strategic innovation and development relationships, and a track record of operational excellence.

Our Product Platforms and Applications

Our Carbonate Fuel Cell Platform

Our carbonate fuel cell platform is the cornerstone of our product portfolio. Our products are sold in modular 1.25 MW power blocks (or modules) and can be scaled to meet hundreds of megawatts of demand. The high output of our 1.25 MW power block reduces the total number of fuel cell systems needed for large-scale applications. Our systems are configurable for a range of customer applications—from thermal use to carbon capture.

Our fuel cell systems consist of one or more power blocks supported by mechanical and electrical balance of plant components. The mechanical balance of plant components manage fuel and air preparation. The electrical balance of plant components convert the clean direct current (“DC”) power produced by the power blocks into alternative current (“AC”) power and deliver it to the grid or to the end-use system consuming the energy.

There are three distinguishing design features of our carbonate fuel cell platform:

●	High temperature operation improves efficiency, enables CHP and offers sustainability benefits: Carbonate fuel cells operate at high temperatures for optimal efficiency when generating electricity. Because they operate at about 1000°F, their high-grade waste heat can be recovered at around 725°F as hot exhaust, hot water, or steam. Our fuel cell system can achieve electrical efficiency of 50% (25% better than gas turbines), and when configured for CHP, total system efficiency can exceed 80%. The high-temperature operation enables the recovery of exhaust energy for absorption chilling and heating, reducing overall energy costs compared to traditional engines and turbines. This efficiency translates into lower fuel consumption, reduced emissions, and improved economics for customers seeking sustainable, cost-effective power solutions.

Thermal applications for cooling and heating: Thermal energy from our fuel cell systems can be used for absorption chilling for space cooling at data centers and other sites. It can also be used for industrial process steam, domestic hot water, space heating, or to support anaerobic digestion at wastewater treatment plants. The large operating size of our power blocks enhances the value of thermal recovery, compared to smaller fuel cell systems.

Sustainability benefits: Operating at high temperatures allows the electrode reactions to proceed efficiently without expensive platinum-type catalysts. Our carbonate fuel cell platform operates at temperatures that are high enough to allow the conversion of methane into hydrogen (called reforming) in the fuel cell stack. This conversion allows the fuel cell stack to generate hydrogen directly from a methane-based fuel source like natural gas or biogas. This combustion-free process emits water, not pollutants, which helps to support customer sustainability goals and contributes to local air quality. Some U.S. states have already classified certain fuel cells as Class I renewable power generation due to their low carbon emissions, negligible criteria pollutants, and high efficiency.

●	Large-scale design optimizes scalability: The high output of our 1.25 MW power blocks reduces the amount of balance of plant equipment needed in large-scale applications. The repeatable power blocks are installed in rows, allowing sites to incrementally add output and redundancy over time.

●	Carbon capture capability for use or sequestration: Our carbonate fuel cell technology has the unique capability to capture CO2 from fuel cell exhaust. This feature can be installed during the initial installation of the carbonate fuel cell system or in the future. The captured CO2 can be used for industrial needs or can be sequestered.

Additionally, our commercially available Tri-gen system, which is based on our core carbonate fuel cell platform, delivers three value streams from a single system—power, hydrogen, and water.

Applications of Our Carbonate Fuel Cell Platform

Carbonate-Based Distributed Generation

We market the systems built on our carbonate fuel cell products in different configurations for different applications to meet demanding power needs across industries, including:

●	On-Site Power (also known as “Behind the Meter”): Our systems provide customers with resilient, continuous electricity generated at the point of use. This reduces reliance on the electric grid, provides greater long-term price certainty and improves energy security.

●	Grid Support: Our scalable systems can be combined into multi-megawatt installations on a compact footprint to achieve up to 33 MW per acre of power density. This gives utilities a way to quickly add firm, distributed generation where it is needed to strengthen grid resiliency and eliminate grid congestion.

●	Microgrid / Time-to-Power Applications: Our systems can stand alone or integrate with other resources to form microgrids that can provide continuous prime power. In areas facing grid outages or where grid access is limited, our systems can deliver a seamless and immediate power solution when grid power is unavailable.

These configurations and applications can be used to address the demanding needs of data centers for continuous operation, manufacturers and hospitals for resilient on-site energy, universities for campus-wide energy management, utilities for grid support, wastewater treatment facilities for biogas utilization and emissions reduction and hydrogen fueling stations for sustainable mobility.

Carbon Capture, Recovery and Utilization

Our advanced platform integrates carbon capture, recovery, and utilization technologies to significantly reduce emissions and enable cleaner power generation across diverse applications:

●	Carbon Capture – Power generation and industrial applications are the source of two-thirds of the world’s carbon emissions. The cost effective and efficient capture of CO2 from power generation and industrial applications globally represents a large market because it could enable clean use of all available hydrocarbon fuels. Our carbon capture system is engineered to separate and concentrate CO2 from the flue gases of natural gas, biomass or coal-fired power plants or other industrial facilities as a side reaction that extracts and purifies the CO2 in the flue gas during the power generation process and destroys approximately 70% of NOx emissions during the power generation process.

●	Carbon Recovery and Utilization – In addition to the ability to capture CO2 from an external source, we are adding the capability to our carbonate fuel cell platform to extract and purify CO2 produced by the fuel cell power generation process. Our carbon separation technology allows CO2 to be easily extracted and purified to the appropriate level for utilization or sequestration, significantly reducing the carbon footprint of the generated power from our fuel cell systems. This requires a simple modification to the fuel cell module that can be incorporated into new modules as well as retrofitted for existing modules during stack replacements. Over time, as we replace fuel cell stacks in our deployed modules, we intend to integrate our carbon separation technology, making every platform receiving a module upgrade carbon separation ready.

Hydrogen Generation

Our carbonate-based Tri-gen system produces zero-carbon hydrogen. Our first Tri-gen system is being used by Toyota Motor North America at their Port of Long Beach operations center. While today’s market pace for clean hydrogen adoption is gradual, we believe that our Tri-gen system demonstrates the real-world potential of fuel cell innovation and positions us to capture growth as hydrogen demand accelerates.

Solid Oxide Electrolysis Platform

Our solid oxide electrolysis technology (which is under development) may provide an additional route to low- or zero-carbon hydrogen.

An electrolyzer is a system that performs electrolysis, which is the process of using electricity to split water molecules (H2O) into hydrogen (H2) and oxygen (O2).  The largest factor in the cost of electrolysis-produced hydrogen is the cost of electricity. Our solid oxide electrolysis platform is designed to address cost, scale, and efficiency gaps that exist with other electrolysis technologies. Key differentiators of our solid oxide electrolysis platform include:

●	Our solid oxide electrolysis platform consumes less energy per kilogram of hydrogen produced compared to proton exchange membrane (“PEM”) and alkaline systems;
●	We have an intellectual property portfolio of more than 55 patents covering our solid oxide cell, stack, and system technology; and
●	We have full in-house manufacturing control with respect to our solid oxide electrolysis platform, from raw material formulation to final assembly.

Our solid oxide electrolysis platform operates at high temperatures, enabling high efficiency of up to 34 kWh/kg at the stack level and up to 40–45 kWh/kg at the system level. When paired with industrial or nuclear heat, efficiency improves even further, reducing the levelized cost of hydrogen by up to 10% compared to PEM systems. Hydrogen purity exceeds 99.85%, which makes it suitable for demanding industrial applications.

Demonstration of our solid oxide electrolysis platform is being undertaken at Idaho National Laboratory (“INL”) in conjunction with the U.S. Department of Energy and is intended as a steppingstone for a system level field demonstration of our solid oxide electrolysis platform. The demonstration unit was shipped to and arrived at INL in January 2025 and is fully installed. It is currently being tested by the Company and INL. We expect this solid oxide electrolysis platform will demonstrate its capabilities in the hydrogen generation market and are seeking partners to advance the commercialization and deployment of this technology. In addition, we are collaborating with Malaysia Marine and Heavy Engineering Holdings Berhad (KLSE: MHB) to support a contract awarded to us for a Detailed Feasibility Study (“DFS”) of a low-carbon fuel production facility in Malaysia. The purpose of the DFS is to evaluate the production of low-carbon fuel utilizing solid oxide electrolysis technology with carbon dioxide and water as feedstocks.

We believe that applications for this technology will include centralized large scale hydrogen production from grid-scale renewables or nuclear power, producing green ammonia or methanol, producing synfuels like sustainable aviation fuel and also decarbonizing steel production, refineries, and industrial heating applications. We have adopted a module-centric strategy to allow us to concentrate our resources on developing high-efficiency stacks and are seeking partnerships to further our commercialization efforts. Such a partnership would allow the complexities and expenses of system customization, site design, balance of plant procurement and EPC work to be managed by large-scale project developers. We believe this strategy will have the added benefit of streamlining our manufacturing processes, simplifying our supply chain, and lowering our working capital intensity. Lastly, focusing on our core modular technology and design allows us to dedicate our engineering resources to the advancement of stack and module technology, including both performance and cost optimization.

Competition

The market for clean and reliable energy is highly competitive and rapidly evolving, shaped by global energy demand, government incentives, and the accelerating growth of data centers and other critical infrastructure. Customers increasingly require power solutions that deliver reliability, efficiency and scalability, often at a rapid pace. While traditional electric grids supplied by coal, gas, hydro, and nuclear plants remain prevalent, clean energy technologies are now able to compete with the grid and long-distance transmission in terms of levelized cost of electricity.

Competitive Landscape and Alternatives

Our solutions face competition from a broad array of technologies, including the electric grid, wind turbines, solar arrays, linear generators, hydro facilities, and a range of hydrogen and fuel cell offerings from both incumbent and emerging competitors. In the distributed generation marketplace, alternatives such as micro-turbines, turbines, and reciprocating gas engines also compete for customer adoption. Product development cycles in this sector are long, and success depends on product quality, efficiency, and robust intellectual property strategies.

Differentiators of Our Carbonate Fuel Cell Technology

We believe that our carbonate fuel cell technology addresses challenges in the markets in which we compete by providing the following differentiators:

●	Continuous, Firm Baseload Power: Unlike intermittent wind and solar systems, which depend on variable weather and require extensive battery storage, our carbonate fuel cell technology provides reliable, continuous power. This makes it ideal for mission-critical applications, overcoming challenges such as grid congestion, land constraints, and complex permitting. Our systems feature compact footprints, rapid deployment, and streamlined regulatory approval.
●	Environmental Performance: Our fuel cells emit negligible NOx, SOx, and particulate matter, and produce less CO2 per kWh than less efficient systems. When fueled by biogas, emissions are considered carbon neutral. Baseload operation allows our products to avoid more emissions than wind or solar systems of similar capacity, which operate intermittently.
●	Comparison to Backup Equipment: Unlike diesel generators, which emit high levels of pollutants and face permitting challenges, our systems deliver clean, quiet, continuous power suitable for urban and sensitive environments.
●	Efficiency vs. Gas Turbines and Engines: Our carbonate fuel cell systems achieve up to 50% initial electrical efficiency (47% average), outperforming gas turbines (29–38%) and reciprocating engines (38–45%). They also support combined heat and power (CHP) efficiencies up to 80%, offer fuel flexibility, and require less maintenance.
●	Technology Leadership: Compared to solid oxide and PEM fuel cells, we believe that our carbonate fuel cells demonstrate longer stack life, robust biogas operation, minimal performance derate, and advanced contaminant management. They uniquely enable cost-effective carbon capture, especially for large-scale scenarios.

To maintain and strengthen our competitive position, we continue to invest in research and development, focusing on improving efficiency and cost effectiveness as well as expanding platform capabilities such as developing carbon separation and capture technologies.

Commitment to Sustainability

As a company, we are committed to helping our customers reduce their environmental impact. We are equally committed to reducing our environmental impact, including the reduction of our own carbon footprint on a per unit basis, guided by the same principles of responsibility and innovation that underpin our platforms. As part of this commitment, during fiscal year 2025, we:

●	Performed a corporate-level greenhouse gas emissions inventory for 2025;
●	Published the 2024 Sustainability Report aligned with international Environmental, Social and Governance (“ESG”) standards to provide transparency on our sustainability commitments and progress to all our stakeholders;
●	Continued developing a sustainability strategy to prioritize and holistically address our key ESG responsibilities and stakeholders’ needs; and
●	Continued to prioritize circularity in every aspect of our product life cycle, from design to end-of-life management.

Our sustainability strategy is anchored in three pillars—Environmental, Social, and Governance—covering 12 action areas that address climate action, air quality, circular design, product efficiency, workforce development and employee wellbeing, responsible supply chain, and strong governance. Our commitment spans the full life cycle of our platforms, from design and manufacturing through installation and ongoing service, with systems engineered for circularity. At end of life, we refurbish and reuse components where feasible and recycle more than 90% of the module by weight, minimizing waste and supporting resource efficiency. This is a departure from combustion-based, wind, and solar power generation methods that typically produce a significant amount of unrecyclable waste, which increases landfill use, and in the case of solar, creates the possibility of toxic material contamination.

Research and Development

We have a rich history of innovation dating back to our founding in 1969 as Energy Research Corporation, and our pioneering research in electrochemistry and materials science established the foundation for our proprietary carbonate fuel cell technology. Our progress over the decades has been powered by highly skilled and mission-driven teams composed of scientists, engineers, manufacturing technicians, and technology professionals whose deep expertise, commitment to excellence, and passion for enabling a world powered by clean energy continue to drive our leadership in advanced fuel cell solutions.

Advanced Technologies Programs

Our Advanced Technologies programs include research and development and demonstration programs funded by third parties. We undertake both privately funded and publicly funded research and development to develop and grow these opportunities, reduce product and output costs, and expand our technology portfolio. Our Advanced Technologies programs are currently focused on continued development and advancement of our core carbonate fuel cell technology, including carbon capture and recovery, as well as commercialization of our solid oxide electrolysis technology for distributed hydrogen. We report the revenue earned under these programs as Advanced Technologies contract revenues in our Consolidated Statements of Operations and Comprehensive Loss.

We have historically worked on technology development with various U.S. government departments and agencies, including the U.S. Department of Energy (the “DOE”) and the Department of State (the “DOS”). Government funding, principally from the DOE and DOS, provided 2%, 4% and 3% of our revenue for the fiscal years ended October 31, 2025, 2024, and 2023, respectively. In addition to these U.S. government departments and agencies, we also work to develop technologies through privately funded programs with companies like Canadian Natural Resources and ExxonMobil Technology and Engineering Company (formerly known as ExxonMobil Research and Engineering Company) (“EMTEC”) along with the ExxonMobil Low Carbon Business Solutions business unit.

Beyond the external funding sources described above, we intend to prudently invest capital to accelerate commercialization of complementary technologies, including solid oxide electrolysis and carbon capture and separation, as discussed below in more detail in the section entitled “Company Funded Research and Development.”

License and Joint Development Agreements with EMTEC

EMTEC and FuelCell Energy began working together in 2016 under an initial joint development agreement with a focus on better understanding the fundamental science behind carbonate fuel cells for use in advanced applications and specifically how to increase efficiency in separating and concentrating carbon dioxide from the exhaust of natural gas-fueled power generation. This collaboration has progressed from lab testing to preparation for real-world deployment with ExxonMobil subsidiaries, with a pilot project expected to be completed and commissioned in calendar year 2026 at Esso Nederland B.V.’s (“Esso”) Rotterdam refinery. This will mark a pivotal shift from research and development to industrial-scale demonstration, supported by policy incentives and international funding, which we believe will position our carbon capture technology for broader market adoption.

In June 2019, we entered into a license agreement with EMTEC to facilitate the further development of our carbon capture platform (the “EMTEC License Agreement”). Pursuant to the EMTEC License Agreement, we granted EMTEC and its affiliates a non-exclusive, worldwide, fully-paid, perpetual, irrevocable, non-transferable license and right to use our patents filed on or before April 30, 2021, and any data, know-how, improvements, equipment designs, methods, processes and the like provided directly by the Company or its affiliates to EMTEC or its affiliates under any agreement, or otherwise, on or before April 30, 2021, to the extent it is useful to research, develop and commercially exploit carbonate fuel cells in applications in which the fuel cells concentrate carbon dioxide from external industrial and power sources and for any other purpose attendant thereto or associated therewith, in exchange for a $10 million payment. Such right and license is sublicensable to third parties performing work for or with EMTEC or its affiliates but is not otherwise sublicensable.

The EMTEC License Agreement facilitated the execution of the Joint Development Agreement between the Company and EMTEC (which was originally effective as of October 31, 2019) (as amended to date, the “Joint Development Agreement”). The initial focus of the Joint Development Agreement was to further enhance carbonate fuel cell technology for the purpose of capturing carbon dioxide from industrial facilities.

As amended to date,  the term of the Joint Development Agreement will end on December 31, 2026 (unless terminated earlier), and we and EMTEC continue to work to allow for technical readiness of the Generation 2 Technology fuel cell module as well as pursue additional continuous technology development.

In parallel with the Joint Development Agreement, we and EMTEC will pursue pioneer commercial deployments of the Generation 2 Technology with third parties, with us as the fuel cell module manufacturer for such deployments.

Under the Joint Development Agreement, we may pursue new carbon capture projects with third parties for the remaining duration of the term of the Joint Development Agreement using Generation 1 Technology or Generation 2 Technology (provided that the use of Generation 2 Technology must be limited to the use of Generation 2 physical fuel cell properties and design elements in Generation 1 Technology modules), with any new sales of such activities, authorized work, and carbon capture projects, when summed together, having the capability of capturing no more than 250,000 tons of CO2 on a cumulative annual basis.

Following expiration of the term of the Joint Development Agreement, the Company will also have the opportunity to continue to service continuing obligations for such projects entered into during the term of the Joint Development Agreement (e.g., completion of contracted builds, service and repair/replacement of components, etc.). To allow the Company to pursue such projects, EMTEC also granted to the Company a worldwide, non-exclusive, royalty-free, irrevocable (during the term of the Joint Development Agreement), non-sub-licensable license to EMTEC’s Generation 1 Technology as well as to EMTEC’s Generation 2 Technology physical fuel cell properties and design elements (including EMTEC’s background information and background patents relating to Generation 2 Technology physical fuel cell properties and design elements).

The expected annual budget for the anticipated work through the remaining term of the Joint Development Agreement is at least $10.0 million per year, subject to approval by EMTEC. Research costs will be set forth in project descriptions that are subject to mutual agreement and pre-approval by us and EMTEC in writing.

For our use in power applications and hydrogen applications, the Joint Development Agreement includes certain worldwide, non-exclusive, perpetual, irrevocable licenses to practice the Program Results (as defined in the Joint Development Agreement), EMTEC’s background information and background patents for Generation 1 Technology, and

EMTEC’s background information and background patents for Generation 2 Technology, which will continue on a royalty-free basis going forward.

In addition to our work with EMTEC under the Joint Development Agreement, on January 31, 2024, we received a purchase order valued at $11.6 million from Esso (an affiliate of Exxon Mobil Corporation and EMTEC), for fuel cell modules as well as engineering, procurement, fabrication, testing and delivery services required for the construction and implementation of the modular point source carbon capture pilot plant at Esso’s refinery in Rotterdam, The Netherlands. The carbon capture system to be installed at the pilot plant will directly capture CO2 emissions from an exhaust stream at Esso’s refinery while simultaneously producing heat and power. The system will sequester captured CO2 under the North Sea as part of the Porthos Project. This pilot plant project achieved meaningful milestones in fiscal year 2025, as we completed manufacture of the fuel cell modules to be installed at the pilot plant and Esso continued to make significant progress on the site work in Rotterdam. We expect to ship the fuel cell modules to Rotterdam and expect that this pilot plant will be completed and commissioned in calendar year 2026.

Third party funded research and development is included in Advanced Technologies (revenue) in our consolidated financial statements.

Company Funded Research and Development

In addition to research and development performed under research contracts, including as described under the heading “Advanced Technologies Programs” above, we also fund our own research and development activities to (i) advance our core carbonate portfolio, including the development of carbon recovery and capture applications, (ii) advance the development of our solid oxide electrolysis cell and module technology with the goal of supporting growing demand for applications in the hydrogen generation market segment, and (iii) support our generation operating portfolio with product enhancements and improvements.

We work to continuously improve and mature our products and implement lessons learned into our product designs and manufacturing process subsequent to introduction. We also continue to invest in improvement initiatives with respect to our core molten carbonate technology. For example, we have identified improvement opportunities ranging from improved thermal management by reducing internal temperature to improving the performance of our electrical balance of plant and implemented design changes to our commercial platforms which are expected to improve overall product performance. As it relates to our fuel cell modules, these improvements center around delivering more uniform temperature distribution of the cell stack within the modules with the intent of improving efficiency and output over the life of the modules to achieve the product’s expected design life. Continued extension of design life and efficiency of our modules over time is a core research and development focus. For example, in fiscal year 2025, we introduced a 1.25 MW power block (or module) with an electrical efficiency level of 50%.

In addition, we are also continuing to invest in our commercialization of our patented technologies, such as carbon capture and separation and solid oxide electrolysis for hydrogen production and energy storage as we believe these technologies represent significant future market opportunities. Through fiscal year 2024, we invested in product development and manufacturing scale up for two solid oxide platforms: power generation and electrolysis. However, with the restructuring actions announced in November 2024 and June 2025, we have ceased development of the solid oxide power generation platform and are focusing on demonstrating the capabilities of our solid oxide electrolysis platform while seeking partners to advance the commercialization and deployment of this technology.

Company funded research and development is included in Research and development expenses (operating expenses) in our consolidated financial statements.

Proprietary Rights and Licensed Technology

Our intellectual property consists of patents, trade secrets, institutional knowledge and know-how that we believe is a competitive advantage and represents a barrier to entry for potential competitors. We have extensive experience in designing, manufacturing, operating and maintaining fuel cell power plants. This experience cannot be easily or quickly replicated, which, combined with our trade secrets, proprietary processes and patents, safeguards our intellectual property rights.

As of October 31, 2025, we (excluding our subsidiaries) had 152 U.S. patents and 319 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our carbonate technology, solid oxide fuel cell technology, proton exchange membrane fuel cell technology and applications thereof. As of October 31, 2025, we also had 29 patent applications pending in the U.S. and 79 patent applications pending in other jurisdictions.

As of October 31, 2025, our subsidiary, Versa Power Systems, Ltd. (“Versa”), had 19 U.S. patents and 63 international patents covering solid oxide fuel cell technology (in certain cases covering the same technology in multiple jurisdictions). As of October 31, 2025, Versa also had 13 pending U.S. patent applications and 24 patent applications pending in other jurisdictions.

In addition, as of October 31, 2025, our subsidiary, FuelCell Energy Solutions, GmbH, had license rights to 2 U.S. patents and 7 patents outside the U.S. (in certain cases covering the same technology in multiple jurisdictions) for carbonate fuel cell technology licensed from Fraunhofer IKTS.

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

As of October 31, 2025, the Torrington facility was operating at a 41 MW per year annualized production rate on a single production shift. Maximum annualized capacity (module manufacturing, final assembly, testing and conditioning) is 100 MW per year under the Torrington facility’s current configuration when being fully utilized. We believe that the Torrington facility could accommodate an estimated annualized production capacity of up to 350 MW per year with additional capital investments in machinery, equipment, tooling, labor, outsourcing of certain processes, and inventory. We have evaluated several manufacturing scaling scenarios, which include increasing annualized production capacity at the Torrington facility as well as building out new manufacturing facilities. These scenarios include evaluation of our vendors, supply chain base, labor and resource availability. We have undertaken this comprehensive evaluation with the goal of ensuring that we are ready to expand quickly and efficiently to meet customer requirements.

We design and manufacture the core fuel cell components that are stacked on top of each other to build a fuel cell stack. For megawatt-scale power plants, four fuel cell stacks are combined to build a 1.25 MW power block (or module). To complete the system, the modules are combined with the balance of plant (“BOP”) components. The mechanical BOP components process the incoming fuel such as natural gas or biogas and include various fuel handling and processing equipment such as pipes and blowers. The electrical BOP components process the power generated for use by the customer and include electrical interface equipment such as an inverter. The BOP components are either purchased directly from suppliers or the manufacturing is outsourced based on our designs and specifications. This strategy allows us to leverage our manufacturing capacity, focusing on the critical aspects of the power plant where we have specialized knowledge and expertise and possess extensive intellectual property. BOP components are shipped directly to a project site and are then assembled with the fuel cell module into a complete power plant.

The Torrington production and service facility and the Danbury corporate headquarters and research and development facility are ISO 9001:2015 and ISO 14001:2015 certified and our Field Service operation (which maintains the installed fleet of our systems) is ISO 9001:2015 certified, reinforcing the tenets of our quality management system and a focus on safety, continuous improvement, and commitment to quality, environmental stewardship, and customer satisfaction. Sustainability is promoted throughout our organization. We manufacture our products and manage them through end-of-life using environmentally friendly business processes and practices, certified to ISO 14001:2015. We continually strive to improve how we plan and execute across the entire product life cycle. We maintain a chain of custody and responsibility of our products throughout the product life cycle and strive for “cradle-to-cradle” sustainable business practices, incorporating sustainability in our corporate culture. When our systems reach the end of their useful lives, we can refurbish and re-use certain parts and then recycle most of what we cannot re-use. By weight, approximately 93% of the entire power plant can be re-used or recycled at the end of its useful life.

Our manufacturing and research and development facility in Calgary, Alberta, Canada is focused on the engineering and development of solid oxide electrolysis technology. This facility also houses our stack research and development effort and includes equipment for the manufacturing of solid oxide electrolysis cells and stacks, including advanced manufacturing capabilities.

We have a manufacturing and service facility in Taufkirchen, Germany that has the capability to perform final module assembly for up to 20 MW per year of sub-megawatt fuel cell power systems to service the European market. Our European service activities are also operated out of this location. Our operations in Europe are certified under both ISO 9001:2015 and ISO 14001:2015.

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

Raw Material Sourcing and Supplier Relationships

We use various commercially available raw materials and components to construct a fuel cell module, including nickel and stainless steel, which are key inputs in our manufacturing process. Our fuel cell stack raw materials are sourced from multiple vendors and are not considered precious metals. We have a global integrated supply chain with qualified sources of supply, many of which are located locally in the regions in which we have established manufacturing and service operations, including Europe and Asia. We have not sourced or procured, and do not source or procure, directly or indirectly, any materials from Russia.

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

While we manufacture fuel cells in our Torrington facility, the electrical and mechanical BOP components are assembled by and procured from several suppliers. All of our suppliers must undergo a stringent and rigorous qualification process. We continually evaluate and qualify new suppliers as we diversify our supplier base in our pursuit of lower costs, security of supply, and consistent quality. We purchase mechanical and electrical BOP components from third party vendors, based on our own proprietary designs.

Assuring the absence of conflict minerals in our products is a continuing initiative. Our fuel cells, including the fuel cell components and completed fuel cell module, do not utilize any 3TG minerals (i.e., tin, tungsten, tantalum and gold) that are classified as conflict minerals. We utilize componentry in the BOP, such as computer circuit boards, that utilize trace amounts of 3TG minerals. For perspective, total shipments in fiscal year 2024 weighed approximately 2.4 million pounds, of which only approximately 29 pounds, or 0.001207% of the total, represented 3TG minerals, so the presence of these minerals is negligible. Our conflict mineral disclosure filed with the Securities and Exchange Commission (“SEC”) on Form SD contains specific information on the actions we are taking to avoid the use of conflict minerals.

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

Services and Warranty Agreements

We offer a comprehensive portfolio of services, including engineering, project management and installation, and long-term operating and maintenance programs, including trained technicians that remotely monitor and operate our systems around the world, 24 hours a day and 365 days a year. We directly employ field technicians to service our systems and maintain distribution centers near our customers to support the high availability of our systems.

For all operating projects not under a PPA, customers purchase long-term service agreements (“LTSAs”), some of which have terms of up to 20 years. Pricing for LTSAs is based upon the value of service assurance and the markets in which we compete and includes all future maintenance and fuel cell module exchanges. Each system has a target design life of 25-to-30 years. The fuel cell modules, with legacy modules having a 5-year target cell design life and current production modules having a 7-year target cell design life, go through periodic replacement, while the BOP systems, which consist of conventional mechanical and electrical equipment, are maintained over the life of the project.

Beginning in fiscal year 2024, we began entering into LTSAs with certain customers in South Korea, pursuant to which we agreed to provide replacement modules and to service these customers’ facilities after they transitioned away from their prior service providers. These LTSAs provide the Company with an incremental product sale opportunity.

Under the typical provisions of both our LTSAs and PPAs, we provide services to monitor, operate, service and maintain our systems to meet specified performance levels. Operations and maintenance are key drivers for installed projects to deliver their projected revenue and cash flows. The service aspects of our business model provide a recurring and predictable revenue stream for the Company. We have committed future production for scheduled fuel cell module exchanges under LTSAs and PPAs through the respective expiration dates of such LTSAs and PPAs, which range through 2042. The pricing structure of the LTSAs incorporates these scheduled exchanges and the committed nature of this production facilitates our production planning. Many of our PPAs and LTSAs include guarantees for system performance, including electrical output and heat rate. Should the system not meet the minimum performance levels, we may be required to replace the fuel cell module with a new or used replacement module and/or pay performance penalties. Our goal is to optimize our fuel cell system to meet expected operating parameters throughout its contracted service terms.

In addition to our service agreements, we provide a warranty for our products against manufacturing or performance defects for a specific period of time. The warranty term in the U.S. is typically 15 months after shipment or 12 months after acceptance of our products. We accrue for estimated future warranty costs based on historical experience.

Government Regulation and Public Policy

Our Company and our products are subject to various federal, provincial, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. Emissions of SOx and NOx from our power plants are substantially lower than conventional combustion-based generating stations and are far below existing and proposed regulatory limits. The primary emissions from our power plants, assuming no cogeneration application, are humid flue gas that is discharged at temperatures of 700-800° F, water that is discharged at temperatures of 10-20° F above ambient air temperatures, and CO2 that is generated in per-kW hour amounts that are, due to the high efficiency of fuel cells, significantly less than conventional fossil fuel central generation power plants. Depending on the jurisdiction, whether our plants require water discharge permits is dependent upon whether the discharge is directed to a storm drain or wastewater system.

We operate in a global market shaped by evolving government policies intended to promote clean power and distributed energy technologies, including fuel cells. These policies vary by region and may include mechanisms such as investment tax credits, cash grants, performance-based incentives, environmental attribute programs, permitting and interconnection requirements, and applicable utility tariffs. A summary of certain policies follows.

United States

The recent passage of the OBBBA in the United States, supported by the ongoing expansion of U.S. natural gas infrastructure, marks, what we believe is, a significant development for our industry, by reinstating the Investment Tax Credit for fuel cell projects and the Section 45Q tax credit for carbon capture and utilization:

●	Investment Tax Credit (“ITC”): The OBBBA reinstates the ITC for qualifying fuel cell projects at a flat 30% rate through at least 2032. The simplified structure and transferability provisions are intended to improve flexibility and enhance project economics. These features may support broader adoption of fuel cell technology across multiple sectors, including commercial, industrial, and resiliency-focused applications. While the ultimate impact will depend on project eligibility, compliance, and future regulatory guidance, we believe these provisions position our products to compete effectively in a growing market.
●	Section 45Q Incentives: Federal incentives under Section 45Q provide tax credits for qualifying carbon capture, utilization, and storage projects at rates up to $85 per metric ton of qualified carbon oxide captured and sequestered. These incentives are intended to accelerate deployment of carbon capture solutions and may benefit applications we are developing, including those in collaboration with ExxonMobil’s Low Carbon Solutions business.
●	Natural Gas Infrastructure: Ongoing expansion of U.S. natural gas infrastructure underscores its continued role as a backbone fuel in the nation’s energy mix. Our products are designed to generate clean, reliable power from natural gas through an electrochemical process rather than combustion, significantly reducing emissions compared to conventional generation methods. Utilizing natural gas as a feedstock in fuel cells represents one of the lowest-emission pathways for natural gas-based power production.

Our fuel cells are currently deployed in several states as baseload power sources, including applications such as microgrids. We believe that the combination of supportive policy measures, technology flexibility, and market demand trends positions us to pursue growth opportunities in the evolving energy landscape. Actual results will depend on customer adoption, competitive dynamics, and other factors described in Part II, Item 1A. Risk Factors.

South Korea

South Korea’s Clean Hydrogen Portfolio Standard (“CHPS”) program provides long-term purchase contracts and direct market incentives for clean energy power generators, creating what we believe to be a stable and attractive market for fuel cell technologies like those offered by FuelCell Energy. The CHPS program, launched in 2024, mandates clean hydrogen adoption through:

●	Long-term purchase contracts (up to 15 years) for hydrogen-based power generation.
●	A bidding market mechanism to incentivize participation.
●	Forward market opening in 2027 for clean hydrogen power generation.
●	A strategic goal of increasing hydrogen/ammonia-based electricity share to 2.1% by 2030 and 7.1% by 2036.

We believe this program will create a more predictable revenue environment for companies deploying hydrogen and fuel cell technologies, aligning with global decarbonization trends.

Europe

European governments continue to be supportive of hydrogen-based generation and efficient CHP applications. In the European Union (“EU”), the Emissions Trading System (“ETS”) has created carbon capture sequestration allowances to be applied to ETS calculations for carbon not released into the atmosphere and instead placed into a storage location for future use.  Similar credits are allowed for entities that capture CO2 emissions to produce precipitated calcium carbonate, in which the used CO2 is chemically bound.  The EU is anticipated to develop a standard to be able to classify when CO2 has been “stored”. We believe that these developments, along with legislation recently passed by the EU Parliament leading to the creation of the European Hydrogen Bank funded with 3 billion euros, will provide market support for carbon capture technologies. Additionally, in response to the hardships and global energy market disruption caused by Russia's invasion of Ukraine, the EU adopted the REPowerEU Plan. REPowerEU is a plan for: saving energy, producing clean energy, and diversifying the EU’s energy supplies. The REPowerEU Plan is backed by financial and legal measures to build the new energy infrastructure and system that Europe needs.

Significant Customers and Information about Geographic Areas

Information concerning the Company’s dependence on significant customers is incorporated herein by reference to Note 1. “Nature of Business, Basis of Presentation and Significant Accounting Policies–Concentrations” of the Notes to the Consolidated Financial Statements.

Human Capital Management and Development

We are committed to attracting and retaining highly qualified and motivated employees who drive our organization’s success and strengthen the communities we serve. Our recruitment practices are grounded in merit and professional qualifications, and we adhere strictly to all applicable laws—both domestic and international—pertaining to nondiscrimination in the workplace. Our dedication to excellence is consistently reflected in our employee training and development programs and policies.

As of October 31, 2025, we had 424 full-time employees, of which 381 were located in the United States, 25 were located in Canada, 7 were located in Germany, and 11 were located in South Korea. We had no part time employees as of October 31, 2025.

In November 2024, we announced a global restructuring of our operations in the U.S., Canada, and Germany that aimed to reduce operating costs, realign resources toward advancing the Company’s core technologies, and protect the Company’s competitive position amid slower-than-expected-investments in clean energy. The restructuring plan included a reduction in our workforce of approximately 13% or 75 employees in November 2024 and included reduced spending on product development, overhead and other costs. This followed a 4% or 17 employee reduction in workforce in September 2024.

In June 2025, we announced a second global restructuring plan to further reduce operating costs, realign resources toward advancing the Company’s core carbonate technologies, and protect the Company’s competitive position amid slower-than-expected market investments in clean energy. This plan includes: (i) a workforce reduction of 122 employees, or approximately 22% of our workforce across the U.S., Canada and Germany (which reduction was implemented on June 5, 2025), (ii) a significant reduction of discretionary overhead spending, (iii) recalibration of the Torrington manufacturing facility production schedule to align with contracted demand, rather than forecasted demand, which, without continued growth in our closed order book, would result in a decrease in our annualized production rate, (iv) the deferral of certain compensation and benefit obligations, (v) the cessation of the majority of development efforts with respect to our solid oxide technology, and (vi) other targeted cost-saving measures.

Compensation and Benefits

Our compensation philosophy is built on a simple principle: to attract, develop, and retain world-class talent, we must offer programs that are competitive, well-structured, and purposeful. We provide market-competitive base pay, complemented by benefits that support financial security and well-being. Our programs include an annual Management Incentive Plan, Long-Term Equity Incentive Plans, and a Company-matched 401(k) plan. Equity ownership is also a central feature of our compensation philosophy, as employee equity ownership ensures that our team will share directly when they create value for our stockholders. In this way, our compensation approach not only rewards performance but also aligns our people with the long-term success of the Company.

Workforce Environmental Health and Safety

We take workplace jobsite safety and environmental compliance very seriously. Under our robust environmental, health and safety (“EH&S”) program, we strongly encourage the reporting of near misses to identify opportunities for improvement, and we regularly evaluate our EH&S protocols in an effort to keep our facilities and workspaces environmentally friendly and safe for our team members, stakeholders, customers, and visitors.

We are committed to EH&S excellence. Our Environmental Management System is certified to ISO 14001:2015, and our Occupational Health & Safety Management System is certified to ISO 45001:2018. Health and safety are both a bottom-up and top-down priority as the Company’s Board of Directors is actively engaged in ongoing review of our policies, protocols and performance.

Our EH&S core principles are:

●	Zero injuries / incidents,
●	Compliance with all legal obligations,
●	Pollution prevention,
●	Waste reduction, and
●	Continual improvement.

We are also in the process of performing life cycle analyses on our products, as well as our production and office locations, and developing a roadmap to net zero carbon emissions.

Our safety performance is excellent and is demonstrated by experience modification rates below the industry average of 1.0 for the last 7 fiscal years: 2019: 0.65, 2020: 0.59, 2021: 0.68, 2022: 0.088, 2023: 0.89, 2024: 0.83, and 2025: 0.84. We have maintained an “A” rating since 2016 providing “Safety Tier 1” performance with ISNetworld, a database for online contractor safety management designed to streamline companies’ and contractors’ compliance pre-qualification processes. Because EH&S compliance is a priority for us, we also leverage ISNetworld to qualify contractors that work on our projects.

Available Information

We file annual, quarterly and current reports, proxy statements and other information electronically with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any exhibits thereto, and all amendments to those reports are made available free of charge through the “Investors” section of the Company’s website (http://www.fuelcellenergy.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 3 Great Pasture Road, Danbury, CT 06810. The SEC also maintains a website that contains reports and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov.

Information about our Executive Officers

NAME	AGE	PRINCIPAL OCCUPATION

Jason B. Few President, Chief Executive Officer	59

Mr. Few has served as President and Chief Executive Officer of the Company since August 2019 and as a director since 2018. He chairs the Executive Committee of our Board of Directors. From September 2019 to March 2022, he also served as the Company’s Chief Commercial Officer.

Prior to joining FuelCell Energy, Mr. Few served as President of Sustayn Analytics LLC, a cloud-based artificial intelligence and machine learning waste and recycling optimization company, from 2018 to 2019. In addition, Mr. Few has served as Founder and Senior Managing Partner of BJF Partners LLC, a privately held strategic consulting firm, since 2016. He has more than 30 years of experience creating enterprise value for Global Fortune 500 and privately held companies across the energy, technology, telecommunications and private aviation sectors.

Mr. Few served as President and Chief Executive Officer of Continuum Energy, a gas gathering and midstream energy products and LDC gas marketing services company, from 2013 to 2016. He previously held senior leadership roles at NRG Energy, Inc., an integrated energy company, including Executive Vice President and Chief Customer Officer from 2011 to 2012, and at Reliant Energy, a retail electricity provider, where he served as President from 2009 to 2012 and as Vice President, Smart Energy from 2008 to 2009. He also served as a Senior Advisor to Verve Industrial Protection, an industrial cybersecurity software company, from 2016 to 2019.

Mr. Few was elected to the board of directors of Enbridge Inc. (NYSE: ENB) effective May 4, 2022, where he now chairs the Governance Committee and serves on the Audit, Finance and Risk Committee. He previously served on the board of directors of Marathon Oil Corporation (NYSE: MRO) from April 2019 to May 2022.

Mr. Few received his Bachelor’s Degree in Computer Systems in Business from Ohio University and his Master’s of Business Administration from Northwestern University’s J.L. Kellogg Graduate School of Management.

Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer	57

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

NAME	AGE	PRINCIPAL OCCUPATION

US LLP). Mr. Bishop also served four years in the United States Marine Corps.

Mr. Bishop received his Bachelor of Science in Accounting from Boston University and a Masters of Business Administration from the University of Connecticut.

Joshua Dolger Executive Vice President, General Counsel and Corporate Secretary	51

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

Mr. Dolger received a Bachelor of Arts Degree from the State University of New York at Albany and Juris Doctor from Pace University School of Law.

Shankar Achanta Executive Vice President, Chief Product and Technology Officer	47

Mr. Achanta was appointed Executive Vice President, Chief Product and Technology Officer on January 1, 2025, after joining the Company as Senior Vice President, Chief Engineer in April 2024. As Executive Vice President, Chief Product and Technology Officer, Mr. Achanta oversees FuelCell Energy’s global product strategy, technology, engineering and program management functions. He has more than 20 years of experience in the energy sector, building and leading cross functional teams and directing product portfolios for distributed energy and electrification markets. Prior to joining FuelCell Energy, Mr. Achanta served as Vice President of Product Management and Systems Engineering at Sunnova Energy, an American energy company that provides residential solar and energy storage services, from 2021 to 2024, where he led the development and deployment of electrification solutions across residential, commercial, and community microgrid segments. Prior to joining Sunnova Energy, Mr. Achanta held engineering roles of increasing responsibility with Schweitzer Engineering Laboratories, a privately held engineering company, including as the Head of Product – Distribution Control and Sensors from 2007 to 2021. In these roles, Mr. Achanta had product line ownership for distribution power systems, substation automation, wireless systems, sensors and software.

Mr. Achanta is an inventor with multiple patents in energy systems and communication technologies and is a member of the Institute of Electrical and Electronics Engineers (IEEE). He holds a Master of Science in Electrical Engineering from Arizona State University and a leadership certification from the Center for Creative Leadership.

ITEM 1A.RISK FACTORS

An investment in our common stock involves a high degree of risk. Prior to making a decision about investing in our securities, you should carefully consider the specific risk factors discussed below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition, or results of operations. If any such risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected. In such cases, the market price of our common stock could decline, and you may lose all or part of your investment.

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

As of October 31, 2025, our total consolidated debt and finance obligations outstanding (“indebtedness”) was $122.9 million ($119.6 million, net of deferred finance costs).

Our ability to make scheduled payments of principal and interest and other required repayments depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, further restructuring our operations, restructuring our debt or obtaining additional equity capital on terms that may be onerous or dilutive.

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

We operate a 167,000 square-foot manufacturing facility in Torrington, Connecticut where we produce the individual cell packages and assemble the fuel cell modules for our carbonate fuel cell products. The maximum annualized capacity (module manufacturing, final assembly, testing and conditioning) is 100 MW per year under the Torrington facility’s current configuration when being fully utilized. We believe that the Torrington facility could accommodate an estimated annualized production capacity of up to 350 MW per year with additional capital investments in machinery, equipment, tooling, labor, outsourcing of certain processes and inventory.

We have a manufacturing and service facility in Taufkirchen, Germany that has the capability to perform final module assembly for up to 20 MW per year of carbonate sub-megawatt fuel cell power platforms to service the European market. Our European service activities are also operated out of this location.

Prior to the implementation of the restructuring actions announced in November 2024 and June 2025, our manufacturing and research and development facility in Calgary, Alberta, Canada focused on the engineering and development of our solid oxide power generation and electrolysis technologies. This facility also housed our solid oxide power generation and electrolysis stack research and development effort and includes equipment for the manufacturing of solid oxide cells and stacks, including advanced manufacturing capabilities. Beginning in fiscal year 2022 and continuing in fiscal years 2023 and 2024, we made investments in the Calgary facility, including by increasing the total leased facility space and ordering long lead process equipment, with the goal of increasing solid oxide production capacity. However, in November 2024 and June 2025, we announced global restructuring plans relating to our operations in the U.S., Canada, and Germany that aim to reduce operating costs, realign resources toward advancing the Company’s core carbonate technologies, and protect the Company’s competitive position amid slower-than-expected market investments in clean energy. These restructuring plans also include the deferment and cancelation of certain previously planned capital and project expenditures related to solid oxide manufacturing in our facility in Calgary, Canada. As a result of these restructuring plans, we have deferred the capital spending required to complete the Calgary expansion and do not currently expect to complete this project.  In addition, as part of these restructuring plans, we ceased development of the solid oxide power generation platform and began focusing on demonstrating the capabilities of our solid oxide electrolysis platform. We expect to seek partnerships for solid oxide product commercialization and manufacturing.

If our business grows more quickly than we anticipate, our existing and manufacturing facilities and plans to increase production may be inadequate to meet demand and we may need to seek out new or additional space, or retrofit or further equip our existing facilities, at considerable cost to us. If our business does not grow as quickly as we expect, our existing manufacturing facilities would, in part, represent excess capacity for which we may not be able to recover the cost. In that circumstance, our revenues may be inadequate to support our committed costs and our planned growth, and our gross margins and business strategy would be adversely affected.

Our workforce reduction may cause unintended consequences and our results of operations may be harmed.

On June 5, 2025, we implemented a workforce reduction of approximately 22%, or 122 employees across our U.S., Canadian and German operations. While we believe this workforce reduction was necessary to help realign the Company’s cost structure, this reduction may yield unintended consequences, such as the loss of certain institutional knowledge and technical expertise, as well as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated may seek employment with our competitors. Although all our employees are required to sign a confidentiality and non-competition agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment.

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

If our intangible assets and long-lived assets (including project assets) become impaired in the future, we may again be required to record a significant charge to operations.

We have recorded significant impairment charges to operations in our financial statements upon our determination, and we may in the future be required to record significant impairment charges to operations in our financial statements should we again determine, that our long-lived assets (i.e., project assets, property, plant and equipment and amortizing intangible assets) are impaired. Such charges have had and may continue to have a significant negative impact on our reported financial condition and results of operations. Project assets, property, plant and equipment, goodwill, indefinite-lived intangible assets and inventory impairment charges totaled approximately $65.8 million, $1.3 million and $2.4 million for the fiscal years ended October 31, 2025, 2024 and 2023, respectively.

As required by accounting rules, we review any goodwill and/or indefinite-lived intangible assets recorded on our balance sheet for impairment at least annually as of July 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include a significant decline in projections of future cash flows and lower future growth rates in our industry. If the assets have been determined to be abandoned or not recoverable, we are required to record a charge reflecting impairment of the assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We consider a project asset commercially viable and recoverable if such project asset is anticipated to be sellable for a profit, or generates positive cash flows, in excess of the cost of the project asset once it is either fully developed or fully constructed. When a project asset is not considered commercially viable or costs are not deemed to be recoverable, we are required to record a charge reflecting the impairment of such project asset.

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

Generally, our privately funded Advanced Technologies contracts, including our Joint Development Agreement with EMTEC, our contracted demonstration projects undertaken with EMTEC or other ExxonMobil affiliates, and our government research and development contracts are subject to the risk of termination at the convenience of the contracting party and may contain certain milestones and deliverables which we may not be able to meet if actual results or the timing of deliverables differ materially from our original estimates or contractually agreed timelines. Furthermore, with respect to government-funded contracts, irrespective of the amounts allocated by the contracting agency, such contracts are subject to annual Congressional appropriations and the results of government or agency sponsored reviews and audits of our cost reduction projections and efforts. We can only receive funds under government-funded contracts ultimately made available to us annually by Congress as a result of the appropriations process. Accordingly, we cannot be sure whether we will receive the full amounts awarded under our privately funded, government research and development or other contracts. Termination of the contracts or failure to receive the full amounts under any of our Advanced Technologies contracts could materially and adversely affect our business prospects, results of operations and financial condition.

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

We use various raw materials and components to construct a fuel cell module, including nickel and stainless steel, that are critical to our manufacturing process. We also rely on third-party suppliers for the BOP components in our products. Suppliers must undergo a qualification process, which takes four to twelve months. We continually evaluate new suppliers, and we are currently qualifying several new suppliers. There are a limited number of suppliers for some of the key components of our products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers, all of which could harm our business prospects, results of operations and financial condition. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or secure new long-term supply relationships on terms that will allow us to achieve our objectives, if at all. A supplier’s failure to develop and supply components in a timely manner or to supply components that meet our quality, quantity or cost requirements or our technical specifications, or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, could each harm our ability to manufacture our products.  In addition, our supply chain was adversely affected by the COVID-19 pandemic, and in the future could be adversely affected by pandemics or other widespread adverse public health events, which may create global shipping and logistics challenges. These challenges may include extended shipping lead times and pricing pressures on transportation and logistics that could adversely impact our ability to meet our production schedules and project deadlines, may result in additional and increased costs, or may otherwise adversely impact our business, results of operations and financial condition. If such events occur and we are unable to pass these costs on to our customers or timely complete projects, we may experience reduced revenue and other adverse impacts on our business, results of operations and financial condition.

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

Some of the project awards we receive and orders we accept from customers require certain conditions or contingencies (such as permitting, interconnection, financing or regulatory approval) to be satisfied, some of which are outside of our control. Certain awards are cancelable or revocable at any time prior to contract execution. The time periods from receipt of an award to execution of a contract, or receipt of a contract to installation may vary widely and are determined by a number of factors, including the terms of the award, governmental policies or regulations that go into effect after the award, the terms of the customer contract and the customer’s site requirements. These same or similar conditions and contingencies may be required by financiers in order for us to draw on financing to complete a project. If these conditions or contingencies are not satisfied, or changes in laws affecting project awards occur, or awards are revoked or cancelled, project awards may not convert to contracts, and installations may be delayed or canceled. This could have an adverse impact on our revenue and cash flow and our ability to complete construction of a project.

We have signed product sales contracts, EPCs, PPAs and long-term service agreements with customers subject to contractual, technology, operating, commodity (i.e. natural gas) and fuel pricing risks as well as market conditions that may negatively affect our operating results.

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

We have contracted under long-term service agreements with certain customers to provide service on our products over terms of up to 20 years. Under the provisions of these contracts, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Pricing for service contracts is based upon estimates of future costs including future module exchanges. While we have conducted tests to determine the overall life of our products, we have not run certain of our products over their projected useful life or in all potential conditions prior to large scale commercialization. As a result, we cannot be sure that these products will last to their expected useful life or perform as anticipated in all conditions, which could result in warranty claims, performance penalties, maintenance and module replacement costs in excess of our estimates, losses on service contracts and/or a negative perception of our products. As a result of our products’ lack of maturity, we have incurred and may continue to incur charges for warranty claims, performance penalties, maintenance and module replacement costs in excess of our estimates and losses on service contracts. Each of these risks may be material under these contracts and, as a result, we have experienced and may continue to experience diminished returns and we have been required to and may be required, in the future, to write off all or a portion of our capitalized costs in these project assets.

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

We develop complex and evolving products, and we continue to advance the capabilities of our fuel cell stacks. We produce carbonate fuel stacks with a 7-year cell design life. We provide product warranties for a specific period of time against manufacturing or performance defects. We accrue for warranty costs based on historical warranty claim experience; however, actual future warranty expenses may be greater than we have assumed in our estimates. Issues have been and may continue to be found in existing or new products including, but not limited to, module decay rates which have exceeded and may continue to exceed design expectations. This has resulted and may continue to result in a delay in recognition or loss of revenues and may result in loss of market share or failure to achieve broad market acceptance. The occurrence of defects has also caused and may continue to cause us to incur significant warranty, support and repair costs in excess of our estimates, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming, could be costly to defend, and may hurt our reputation in the marketplace. Our customers could also seek and obtain damages from us for their losses.

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

Other companies, some of which have substantially greater resources than ours, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, our products and technologies. Several companies in the U.S. are engaged in fuel cell development, although we are the only domestic company engaged in manufacturing and deployment of stationary carbonate fuel cells. Other emerging fuel cell technologies include small or portable proton exchange membrane fuel cells, stationary phosphoric acid fuel cells, stationary solid oxide fuel cells, and small residential solid oxide fuel cells. Any of these technologies and any of our competitors has the potential to capture market share in our target markets. There are also other potential fuel cell competitors internationally that could capture market share.

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

Our development timeline for bringing our solid oxide electrolysis technology to market has shifted as a result of delays in adoption of clean energy technologies generally and implementation of our recent global restructuring actions, which have re-focused our business on our core carbonate technologies. In addition, our timeline for bringing our carbon capture technology to market will be subject to conditions outside of our control.

Due to changes in the pace of hydrogen adoption, uncertainty regarding large scale clean energy policies globally, and our global restructuring plans announced in November 2024 and June 2025, which  aim to reduce operating costs, realign resources toward advancing the Company’s core carbonate technologies, and protect the Company’s competitive position amid slower-than-expected market investments in clean energy, we have reduced our workforce, reduced spending on product development, ceased our manufacturing capacity expansion efforts at our facility in Calgary, Canada, ceased the development of our solid oxide power generation platform and focused on demonstrating the capabilities of our solid oxide electrolysis product. With our renewed primary focus on our core carbonate technologies, the commercialization of our solid oxide electrolysis technology will be paced by market adoption of new clean energy products and our ability to contract with third-party partners to bring this solution to market. In addition, the commercialization of our carbon capture technology will be paced by the timing of the completion, commissioning and successful demonstration of the carbon capture and sequestration pilot project at the Port of Rotterdam, by our ability to negotiate and execute a definitive commercial agreement with EMTEC or another ExxonMobil affiliate with respect to the manufacture of the fuel cell modules and certain other equipment necessary for new carbon capture projects, and by market adoption of this technology. If we are unable to successfully commercialize our carbon capture technology, if the commercialization of our carbon capture technology is delayed, or if we are unable to negotiate a mutually agreeable commercial agreement with EMTEC or another ExxonMobil affiliate, then our ability to generate revenue and achieve profitability from sales of these new products will be delayed or may not occur at all. If we are unable to meet cost or performance goals with respect to our solid oxide electrolysis product or our carbon capture products once commercialized, including goals for power output, hydrogen production, rates of carbon capture, useful life and reliability (as applicable), then our ability to generate revenue and achieve profitability from sales of these new products will be delayed or may not occur at all. In addition, if we are unable to develop additional commercially viable products in the future, we may not be able to generate sufficient revenue to become profitable. The profitable commercialization of our products depends on our ability to reduce the costs of our products, and there can be no assurance that we will be able to sufficiently reduce these costs to achieve profitability.

Our products use inherently dangerous, flammable fuels, operate at high temperatures and use corrosive carbonate material, each of which could subject our business to product liability claims.

Our business exposes us to potential product liability claims that are inherent in products that use hydrogen. Our products utilize fuels such as natural gas and convert these fuels internally to hydrogen that is used by our products to generate electricity. Although our platforms do not combust fuels for the generation of electricity, the fuels we use are combustible and may be toxic. In addition, our molten carbonate and solid oxide electrolysis products operate at high temperatures and use corrosive carbonate material, which could expose us to potential liability claims. Although we incorporate a robust design and redundant safety features in our power plants, have established comprehensive safety, maintenance, and training programs, follow third-party certification protocols, codes and standards, and do not store natural gas or hydrogen at our power plants, we cannot guarantee that there will not be accidents. Any accidents involving our products or other hydrogen-using products could materially impede widespread market acceptance and demand for our products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain adequate insurance coverage on acceptable terms.

Risks Related to Privacy, Data Protection and Cybersecurity

Our reliance on information technology continues to grow, and disruptions, failures, or security breaches could materially impact both our operations and the operations of our power plant platforms. Furthermore, the rise in information technology security threats and increasingly sophisticated cybercrime presents ongoing risks to our systems, networks, products, and services.

Our operations depend on information technology networks and systems, including the Internet, for processing, transmitting, and storing electronic and financial data. These resources support a range of business processes and activities, such as monitoring and operating power plants owned by us or our customers, and managing production, manufacturing, financial, logistics, sales, marketing, and administrative functions. Furthermore, we collect and retain data that is sensitive both to our organization and to third parties. The secure operation of information technology networks and systems, as well as the responsible processing and maintenance of this data, are essential to our business operations and strategic objectives.

Our information technology infrastructure is essential for communication with employees, customers, suppliers, and other parties, as well as for meeting regulatory, legal, and tax obligations and operating our fuel cell power plants. Several of these information technology systems are managed by third-party vendors or involve shared service centers, making them potentially vulnerable to damage, disruption, or shutdown from events such as software or database upgrades, power outages, hardware malfunctions, computer viruses, cyberattacks, emerging technology risks, telecom failures, user mistakes, natural disasters, terrorist actions, or other catastrophic incidents. If any of our key information technology systems were severely affected and our disaster recovery or business continuity measures did not resolve the situation quickly, it may harm our product sales, financial health, and operational results. We may also face delays in reporting financial data or encounter disruptions in fuel cell plant operations, which could lead to performance penalties under our customer contracts.

Information technology security threats — from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data — are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. We could experience cybersecurity attacks that result in unauthorized parties gaining access to our information technology systems, our networks, and/or our power plants. However, to date, no cybersecurity attack has resulted in any material loss of data, interrupted our day-to-day operations or had a material impact on our financial condition, results of operations or liquidity. While we actively manage information technology security risks within our control, there can be no assurance that such actions will be sufficient to mitigate all potential risks to our systems, networks and data. In addition to the direct potential financial risk as we continue to build, own and operate generation assets, other potential consequences of a material cybersecurity attack include reputational damage, litigation with third parties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.

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

Our business currently benefits from the availability of rebates, tax credits and other financial programs and incentives, and changes to such benefits could cause our revenue to decline and harm our financial results.

We utilize governmental rebates, tax credits, and other financial incentives to lower the effective price of our products to customers including in the U.S. and South Korea. The U.S. federal government and some state and local governments provide incentives to current and future end users and purchasers of our solutions in the form of rebates, tax credits and other financial incentives, such as payments for renewable energy credits associated with renewable energy generation. Our solutions have qualified for tax exemptions, incentives, or other customer incentives in many states. Some states have utility procurement programs, Renewables Portfolio Standards (“RPSs”) or Clean Energy Standards (“CESs”) for which our technologies are eligible; however, our solutions may not be eligible for other RPSs and CESs, particularly when fueled in whole or in part with natural gas.

Under the Inflation Reduction Act of 2022 (the “IRA”), the U.S. federal government offers certain federal tax benefits, including the Production Tax Credit under Section 45 of the Internal Revenue Code (the “PTC”) and the ITC, both of which were succeeded by “technology-neutral” versions set forth in Sections 45Y and 48E, respectively. After December 31, 2024, new fuel cell systems operating on natural gas or a non-zero carbon fuel became ineligible for the ITC under the IRA, except to the extent eligible fuel cell projects or equipment were properly safe harbored prior to December 31, 2024, under the applicable federal tax guidance rules. On July 4, 2025, the U.S. federal government enacted the OBBBA, which restored the federal ITC, which was applicable prior to the enactment of the IRA, for fuel cell projects beginning construction after December 31, 2025, at a 30% rate through 2033, regardless of the level of emissions from the fuel cell facility. These federal tax benefits under both the IRA and the OBBBA have certain legal and operational requirements.

There may be uncertainty as to how such requirements promulgated under the IRA and the OBBBA are interpreted. If IRS guidance regarding implementation of the IRA or the OBBBA is viewed by potential customers or investors as unclear, tax credit financing may be delayed or diminished, harming our ability to secure financing for customers. Changes in federal tax benefits over time also may affect our future performance.

Some countries outside the U.S. also provide incentives to current and future end users and purchasers of solutions like ours. For example, in South Korea, RPSs, Clean Hydrogen Portfolio Standard and CESs are in place to promote the use of renewable, low- or zero-carbon power generation. Changes in the availability of rebates, tax credits, and other financial programs and incentives could reduce demand for our products and adversely impact our business results. Additionally, these incentives and procurement programs or obligations may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. The continuation of these programs and incentives depends upon continued political support of the fuel cell industry.

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

We previously licensed certain of our carbonate fuel cell manufacturing intellectual property to POSCO Energy Co., Ltd. (“POSCO Energy”) on an exclusive basis in the South Korean and broader Asian markets, and pursuant to the terms of our Settlement Agreement with POSCO Energy, we have done so again, but this time on a limited, non-exclusive basis to enable module replacement to POSCO Energy’s existing long-term service agreement customers only. In addition, effective as of June 11, 2019, we entered into a license agreement with EMTEC to facilitate the further development of our carbon capture platform (the “EMTEC License Agreement”). Pursuant to the EMTEC License Agreement, we granted EMTEC and its affiliates a non-exclusive, worldwide, fully-paid, perpetual, irrevocable, non-transferable license and right to use our patents filed on or before April 30, 2021, and any data, know-how, improvements, equipment designs, methods, processes and the like provided directly by us or our affiliates to EMTEC or its affiliates under any agreement or otherwise, on or before April 30, 2021, to the extent it is useful to research, develop and commercially exploit carbonate fuel cells in applications in which the fuel cells concentrate carbon dioxide from external industrial and power sources and for any other purpose attendant thereto or associated therewith. Such right and license is sublicensable to third parties performing work for or with EMTEC or its affiliates, but is not otherwise sublicensable. Furthermore, on November 5, 2019, we entered into the Joint Development Agreement, pursuant to which we agreed to grant EMTEC and its affiliates a worldwide, non-exclusive, royalty-free, irrevocable, perpetual, sub-licensable, non-transferable (subject to certain exceptions) right and license to practice certain Company background intellectual property (to the extent not already licensed pursuant to the EMTEC License Agreement) for new carbonate fuel cell technology in carbon capture applications and hydrogen applications. We depend on POSCO Energy and EMTEC to also protect our intellectual property rights, but we cannot assure you that POSCO Energy or EMTEC will do so.

As of October 31, 2025, we (excluding our subsidiaries) had 152 U.S. patents and 319 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our carbonate technology, solid oxide fuel cell technology, proton exchange membrane fuel cell technology and applications thereof. As of October 31, 2025, we also had 29 patent applications pending in the U.S. and 79 patent applications pending in other jurisdictions.  As of October 31, 2025, our subsidiary, Versa Power Systems, Ltd. (“Versa”), had 19 U.S. patents and 63 international patents covering solid oxide fuel cell technology (in certain cases covering the same technology in multiple jurisdictions). As of October 31, 2025, Versa also had 13 pending U.S. patent applications and 24 patent applications pending in other jurisdictions. In addition, as of October 31, 2025, our subsidiary, FuelCell Energy Solutions, GmbH, had license rights to 2 U.S. patents and 7 patents outside the U.S. (in certain cases covering the same technology in multiple jurisdictions) for carbonate fuel cell technology licensed from Fraunhofer IKTS.

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

The closing price of our common stock on December 15, 2025 was $8.36 per share. There can be no assurance that the current stock price will be maintained, and it is possible that our stock price could drop significantly. In the past, following periods of volatility in the market price of their stock, companies have been the subject of securities class action litigation. If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business prospects, results of operations and financial condition.

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

Economic and political events in 2023, 2024 and 2025 have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures over the past several years, the U.S. Federal Reserve raised interest rates, which resulted in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. World events, such as the institution of tariff measures between the U.S. and other countries and the ongoing war between Russia and Ukraine and the resulting economic sanctions, have impacted the global economy. Prolonged inflationary conditions, high and/or increased interest rates, and additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, tariffs or other geo-political situations, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices and supply chain constraints. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict.

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

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

●	Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management has been delegated to the Audit, Finance and Risk Committee of the Board (the “Audit Committee”), which interacts with the Company’s ERM function, the Company’s Chief Information Officer, the Company’s Senior Director of Cyber Security, and other members of management and relevant management committees and councils.
●	Collaborative Approach: The Company has adopted a cross-functional approach toward identifying, prioritizing, and implementing the means to protect information technology systems and its employees from cybersecurity threats. Additionally, the Company has established communications protocols and processes to escalate cybersecurity incidents to engage management as needed to make timely decisions regarding incident response, recovery, and any required disclosures.
●	Technical Safeguards: The Company uses an array of complex technologies and services to protect its information systems and employees from cybersecurity threats. Examples include firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls. These safeguards are evaluated and improved through learnings derived from vulnerability assessments, penetration tests, and cybersecurity threat intelligence.
●	Incident Response and Recovery Planning: The Company has defined and maintains cross-functional incident response and recovery plans that will guide the Company’s response to a cybersecurity incident. These plans are reviewed by senior management and are evaluated through tabletop exercises on a regular basis.
●	Third-Party Risk Management: The Company uses a risk-based approach to identify and manage cybersecurity risks from third parties, including vendors and service providers. The focus of these efforts is to identify and mitigate threats that could impact Company operations.
●	Education and Awareness: All new hires are required to complete mandatory cybersecurity awareness training upon joining the Company. Follow-on training is then assigned to all employees on a regular basis. Training assignments reinforce the Company’s security and information technology acceptable use policies, while also helping employees identify and properly respond to cybersecurity threats. To help assess and maintain awareness, training is supplemented with simulated phishing e-mails that are sent on a regular basis.

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

The Chief Information Officer and Senior Director of Cyber Security work in close partnership with the Company’s senior leadership team to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. This collaboration work includes activities in support of the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and to report such threats and incidents to the Audit Committee and others when appropriate.

The Chief Information Officer earned a Bachelor of Science Degree in Management Information Systems from Western Connecticut State University and has served in various roles in information technology and information security for over 30 years, including serving in leadership roles of two large public companies. The Senior Director of Cyber Security earned a Bachelor’s Degree in Information Systems from Western New England University and has extensive cybersecurity leadership experience, including expertise in threat data analytics, digital forensics, and data recovery. Prior to joining the Company, the Senior Director of Cyber Security formed and served as CEO of a successful incident response and cybersecurity consulting firm.

Impacts of Cybersecurity Threats

To date, there have been no cyber security threats or incidents that have materially impacted our operations or financial condition. However, as a result of risks from cybersecurity threats, including as a result of previous cybersecurity incidents, we continue to allocate resources to sustain and enhance our cyber security capabilities, which allocation of resources has in turn materially affected our business strategy and processes. Despite these investments, we cannot be certain that the protective measures and processes implemented will be successful or adequate to counter all current and emerging risks and threats. A significant cybersecurity incident involving our systems and data, or those of our customers, business partners or vendors, could have a materially adverse effect on our business strategy, results of operations and financial condition.

Item 2.	PROPERTIES

The following is a summary of our offices and locations:

		Square	Lease Expiration
Location	Business Use	Footage	Dates
Danbury, Connecticut	Corporate Headquarters, Research and Development, Sales, Marketing, Service, Purchasing and Administration	72,000	Company owned
Torrington, Connecticut	Manufacturing and Administrative	167,000	December 2030 (1)
Taufkirchen, Germany	Manufacturing and Administrative	20,000	June 2026
Calgary, Alberta, Canada	Manufacturing, Research and Development	80,000	September 2028
Calgary, Alberta, Canada	Storage	18,627	September 2028
(1)	In November 2015, this lease was extended until December 2030, with the option to extend for three additional five-year periods thereafter.

Item 3.	LEGAL PROCEEDINGS

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

On December 15, 2025, the closing price of our common stock on the Nasdaq Global Market was $8.36 per share. As of December 15, 2025, there were 19 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

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

Performance Graph

The following graph compares the annual change in the cumulative total stockholder return on our common stock for the five fiscal years ended October 31, 2025 with the cumulative total stockholder return on (i) the Russell 2000 Index, (ii) our customized peer group for fiscal year 2025 (“2025 Peer Group”), and (iii) our customized peer group for fiscal year 2024 (“2024 Peer Group”). The graph assumes that $100.00 was invested on October 31, 2020 and that all dividends were reinvested.

We have used our 2025 Peer Group, a group selected in good faith and used by the Compensation and Leadership Development Committee of the Board (“Compensation Committee”) for peer comparison benchmarking purposes because we believe this group provides an accurate representation of our peers. Our Compensation Committee reviewed and selected the companies in our 2025 Peer Group in September 2025 in consultation with its independent compensation consultant and, as will be described in Proxy Statement for the 2026 Annual Meeting of stockholders, was referenced by our Compensation Committee when setting fiscal year 2026 compensation. The Compensation Committee reviews our peer group on an annual basis and reconfigures our peer group as it deems necessary in consultation with its independent compensation consultant to ensure that the size and composition of the peer group remains appropriate.

Our 2025 Peer Group is comprised of the following 17 companies: American Superconductor Corporation, Aspen Aerogels, Inc., Ballard Power Systems Inc., Blink Charging Co., Broadwind, Inc., ChargePoint Holdings, Inc., Clean Energy Fuels Corp., Energy Recovery, Inc., Energy Vault Holdings, Inc., Hyliion Holdings Corp., Montauk Renewables, Inc., Nuscale Power Corporation, Plug Power Inc., Shoals Technologies Group, Inc., Stem, Inc., Tigo Energy, Inc., and

Vicor Corporation, and is consistent with the peer group expected to be disclosed in our Proxy Statement for the 2026 Annual Meeting of Stockholders.

In updating our 2024 Peer Group to create our 2025 Peer Group, American Superconductor Corporation, Broadwind, Inc., ChargePoint Holdings, Inc., and Tigo Energy, Inc. were added and Bloom Energy Corporation and Altus Power, Inc. were removed. Due to its acquisition and the subsequent delisting of its securities from the New York Stock Exchange, Altus Power, Inc., which was previously included in the 2024 Peer Group, has been removed from the 2024 Peer Group for all years presented and has not been included in the 2025 Peer Group.

The information contained in the graph below shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of  1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent we specifically incorporate it by reference into such filing.

The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 1, 2025 - August 31, 2025	78	$5.27	—	—
September 1, 2025 - September 30, 2025	—	—	—	—
October 1, 2025 - October 31, 2025	67	8.06	—	—
Total	145	$6.56	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to historical information, this discussion and analysis contains forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Please see the section of this Annual Report entitled “Forward-Looking Statement Disclaimer” for a discussion of the uncertainties, risks and assumptions associated with these statements, as well as the other risks set forth in our filings with the SEC including those set forth under the section entitled Item 1A. Risk Factors in this Annual Report.

Overview

FuelCell Energy is a clean energy technology company and a stationary fuel cell manufacturer with 22 years of operating experience in this field. Founded in 1969 and headquartered in Danbury, Connecticut, we manufacture and sell our proprietary molten carbonate fuel cell systems, which deliver large-scale, continuous clean power and advanced emissions management. Unlike traditional power generation methods that rely on combustion, our fuel cells generate electricity electrochemically through a chemical reaction rather than burning fuel, resulting in ultra-low emissions and high efficiency. Our carbonate fuel cell systems are fuel-flexible, with the ability to run on biofuels, renewable natural gas, or hydrogen-hydrocarbon blends, and provide reliable baseload power, carbon capture, and thermal energy for chilling, heating, and process steam. As global energy demand rises driven by artificial intelligence (“AI”), electrification, and the need for enhanced grid resiliency, we believe solutions like ours will be vital in addressing next-generation needs, helping to strengthen the grid, reducing pollution, and supporting decarbonization goals. We have proven utility-scale projects operating at 10 MW, 20 MW, and 58.8 MW, each with more than seven years of continuous run time. As a company, we are motivated by our purpose of enabling a world empowered by clean energy. We target a range of markets and applications with our products, including utilities and independent power producers, data centers, wastewater treatment, commercial and hospitality, and microgrids, among others. We market our products primarily in the U.S. and Canada, the European Union (the “EU”) and the United Kingdom (the “UK”), and priority Asian markets including South Korea, Singapore, Malaysia, and Thailand. We selectively pursue additional opportunities in other regions that align with our strategic priorities.  We focus our expansion on markets and regions that value clean distributed generation, have poor grid reliability and/or challenged transmission and distribution lines, and can benefit from the value streams our products provide.

In addition to our existing core molten carbonate-based commercial products, we engage strategically in research and development, both company-funded and carried out under grants from and commercial agreements with private companies and various government agencies through our Advanced Technologies programs. Our Advanced Technologies programs are currently focused on continued development and advancement of our core carbonate fuel cell technology as well as commercialization of our solid oxide electrolysis technology for distributed hydrogen. We focus on generating revenue from our core recurring and non-recurring revenue sources, while working to identify the next trends in clean energy we believe we can commercialize, take to market, and grow into future revenue streams.

Recent Developments

The events described in this “Recent Developments” section relate, in part, to matters discussed in more detail below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and/or in the Notes to the Consolidated Financial Statements.

2025 EXIM Financing

On November 26, 2025, the Company closed on its second project debt financing transaction (the “2025 EXIM Financing”) with the Export-Import Bank of the United States (“EXIM”) to support the Company’s obligations under its long-term service agreement (“LTSA”) with Gyeonggi Green Energy Co., Ltd. (“GGE”), pursuant to which the Company is supplying GGE with upgraded carbonate fuel cell modules to replace existing units at GGE’s Hwaseong Baran Industrial

Complex. In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $25.0 million. Interest accrues at a fixed interest rate of 5.29%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which is due in December 2025. After payment of customary fees and transaction costs, net proceeds to the Company were approximately $23.1 million.

The credit agreement between the Company and EXIM with respect to the 2025 EXIM Financing contains certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type. In addition, under this credit agreement and through an amendment to the credit agreement for the 2024 EXIM Financing (as defined elsewhere herein), the Company is required to maintain, throughout the remaining term of the credit agreement for the 2024 EXIM Financing and the term of the credit agreement for the 2025 EXIM Financing, a total minimum cash balance of $55.0 million. The amendment to the credit agreement for the 2024 EXIM Financing, which was executed in conjunction with and at the same time as the credit agreement for the 2025 EXIM Financing, reduced the total minimum cash balance requirement from $100.0 million to $55.0 million. For the purposes of these credit agreements, cash is defined as the sum of unrestricted cash plus all short-term (but no longer than three months), marketable United States Treasury instruments (as measured based on the maturity amount of each instrument).

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

The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the fiscal year ended October 31, 2025 (“fiscal year 2025”) to the fiscal year ended October 31, 2024 (“fiscal year 2024”). A similar discussion and analysis that compares fiscal year 2024 to the fiscal year ended October 31, 2023 (“fiscal year 2023”) can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the fiscal year ended October 31, 2024.

Comparison of the Years Ended October 31, 2025 and 2024

Revenues and Costs of revenues

Revenues and costs of revenues for the years ended October 31, 2025 and 2024 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2025	2024	$	%
Total revenues	$158,162	$112,132	$46,030	41%
Total costs of revenues	184,570	148,050	36,520	25%
Gross loss	$(26,408)	$(35,918)	$9,510	26%
Gross margin	(16.7)%	(32.0)%

Total revenues for the year ended October 31, 2025 increased $46.0 million, or 41%, to $158.2 million from $112.1 million for the year ended October 31, 2024. Total costs of revenues for the year ended October 31, 2025 increased by $36.5 million, or 25%, to $184.6 million from $148.1 million for the year ended October 31, 2024. The Company’s gross margin was (16.7)% in fiscal year 2025, as compared to a gross margin of (32.0)% in fiscal year 2024. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Product revenues, cost of product revenues and gross loss from product revenues for the years ended October 31, 2025 and 2024 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2025	2024	$	%
Product revenues	$69,129	$25,675	$43,454	169%
Cost of product revenues	82,853	39,582	43,271	109%
Gross loss from product revenues	$(13,724)	$(13,907)	$183	(1)%
Product revenues gross margin	(19.9)%	(54.2)%

Product revenues for the year ended October 31, 2025 were $69.1 million compared to $25.7 million for the year ended October 31, 2024. The increase in product revenues during the year ended October 31, 2025 was primarily driven by $66.0 million of revenue recognized under the Company’s LTSA with GGE for the replacement of 22 fuel cell modules for GGE’s 58.8 MW fuel cell power plant platform in Hwasong-si, South Korea, compared to the revenue recognized for the replacement of 6 fuel cell modules in the year ended October 31, 2024. Partially offsetting the increase in revenue recognized under the LTSA with GGE is the decrease in revenue recognized under the Company’s sales contract with Ameresco, Inc. $3.1 million of revenue was recognized under the Company’s sales contract with Ameresco, Inc. for the year ended October 31, 2025, compared to $7.7 million in the year ended October 31, 2024. The Company’s sales contract with Ameresco, Inc. was entered into during the second quarter of fiscal year 2024, pursuant to which the Company is to provide a 2.8 MW platform to the Sacramento Sewer District.

Cost of product revenues increased $43.3 million for the year ended October 31, 2025 to $82.9 million, compared to $39.6 million in the year ended October 31, 2024, primarily due to the higher product sales in fiscal year 2025. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $13.1 million for the year ended October 31, 2025 compared to approximately $11.9 million for the year ended October 31, 2024.

Product revenues for the year ended October 31, 2025 generated a gross loss of $(13.7) million compared to a gross loss of $(13.9) million for the year ended October 31, 2024. The gross loss for both of the years ended October 31, 2025 and 2024 was primarily due to the manufacturing variances discussed above.

For the year ended October 31, 2025, we operated at an annualized production rate of approximately 31.5 MW, which is an increase from the annualized production rate of 27.7 MW for the year ended October 31, 2024. The increase in the annualized production rate for fiscal year 2025 is primarily due to increasing our production levels in our Torrington facility as a result of market demand timing.

As of October 31, 2025 and 2024, there was $66.2 million and $111.3 million, respectively, of product backlog.

Service agreements revenues

Service agreements revenues and associated cost of revenues for the years ended October 31, 2025 and 2024 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2025	2024	$	%
Service agreements revenues	$20,398	$9,969	$10,429	105%
Cost of service agreements revenues	22,634	11,098	11,536	104%
Gross loss from service agreements revenues	$(2,236)	$(1,129)	$(1,107)	98%
Service agreements revenues gross margin	(11.0)%	(11.3)%

Revenues for the year ended October 31, 2025 from service agreements increased $10.4 million to $20.4 million from $10.0 million for the year ended October 31, 2024 primarily because more module exchanges were performed under long-term service agreements during the year ended October 31, 2025 than during the year ended October 31, 2024. The increase is also a result of revenue recognized under the Company’s LTSA with GGE for service provided by the Company to GGE’s 58.8 MW fuel cell power plant platform in Hwaseong-si, South Korea.

For the year ended October 31, 2025, performance penalties under our service agreements totaled approximately $0.8 million compared to approximately $0.4 million for the year ended October 31, 2024. Performance guarantees represent variable consideration for service contracts and accordingly are recorded as an offset to service agreements revenues.

Cost of service agreements revenues increased $11.5 million to $22.6 million for the year ended October 31, 2025 from $11.1 million for the year ended October 31, 2024. Cost of service agreements revenues were higher for the year ended October 31, 2025 than for the year ended October 31, 2024 primarily due to the costs associated with the greater number of module exchanges performed during the year, as well as the costs of commissioning GGE modules during the year. The increase was offset by a net decrease relating to the recognition of service agreement loss accruals during fiscal year 2025 of approximately $0.5 million. We record loss accruals for service agreements when the estimated cost of future module exchanges and maintenance and monitoring activities exceeds the remaining unrecognized consideration. Estimates for future costs under service agreements are determined by a number of factors including the estimated remaining life of the module(s), used replacement modules available, and future operating plans for the power platform.

We work to continuously improve and mature our products and implement lessons learned into our product designs and manufacturing process subsequent to introduction. We examine data related to module field performance, identify improvement opportunities and invest in improvement initiatives with respect to our core molten carbonate technology. We have identified improvement opportunities ranging from improved thermal management by reducing internal temperature to improving the performance of our electrical balance of plant and implemented design changes to our commercial platforms which are expected to improve overall product performance. As it relates to our fuel cell modules, these improvements center around delivering more uniform temperature distribution of the cell stack within the modules with the intent of improving output over the life of the modules to achieve the product’s expected design life.

Cost of service agreements revenues for both years includes planned maintenance activities, module exchanges and continued investment in the service fleet in order to improve performance. Cost of service agreements includes maintenance and operating costs and module exchanges.

Overall gross loss from service agreements revenues was $(2.2) million for the year ended October 31, 2025 which increased from a gross loss of $(1.1) million for the year ended October 31, 2024. The overall gross margin was (11.0)% for the year ended October 31, 2025, compared to a gross margin of (11.3)% in the year ended October 31, 2024.

As of October 31, 2025, service agreements backlog totaled $162.4 million compared to $174.2 million as of October 31, 2024. This backlog is for service agreements of up to 20 years at inception and is expected to generate positive margins and cash flows based on current estimates.

Generation revenues

Generation revenues and related costs for the years ended October 31, 2025 and 2024 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2025	2024	$	%
Generation revenues	$48,013	$49,975	$(1,962)	(4)%
Cost of generation revenues	63,967	79,861	(15,894)	(20)%
Gross loss from generation revenues	$(15,954)	$(29,886)	$13,932	47%
Generation revenues gross margin	(33.2)%	(59.8)%

Revenues from generation for the year ended October 31, 2025 totaled $48.0 million, which represents a decrease of $2.0 million from revenue recognized of $50.0 million for the year ended October 31, 2024. The decrease in generation revenues reflects lower output from plants in our generation operating portfolio resulting from routine maintenance activities. Generation revenues for the years ended October 31, 2025 and 2024 reflect revenue from electricity generated under our power purchase agreements (“PPAs”) and the sale of renewable energy credits from our generation operating portfolio.

Cost of generation revenues totaled $64.0 million for the year ended October 31, 2025 compared to $79.9 million for the year ended October 31, 2024. The overall decrease in cost of generation revenues is primarily related to the mark-to-market net gain recognized during the year ended October 31, 2025 of $4.7 million related to natural gas purchase contracts, compared to a mark-to-market net loss of $6.9 million for the year ended October 31, 2024, and partially due to a decrease in expensed construction and gas costs related to the Toyota project, which were $0.7 million for the year ended October 31, 2025, compared to $3.6 million for the year ended October 31, 2024.

Cost of generation revenues included depreciation and amortization of approximately $32.4 million and $28.2 million for the years ended October 31, 2025 and 2024, respectively. Cost of generation revenues for the year ended October 31, 2024 also included an impairment charge of $1.3 million relating to project assets that were then under construction relating to the PPAs for Trinity College and for UConn (as defined elsewhere herein).  It was determined that expected project costs for these PPAs would exceed the expected cash flows under the PPAs and therefore an impairment charge was required. There were no impairment charges included in cost of generation revenues for the year ended October 31, 2025.

We currently have four projects with fuel sourcing risk, which are the Toyota project, our 14.0 MW Derby Fuel Cell Project and our 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”), and our 7.4 MW fuel cell project located in Yaphank Long Island (the “LIPA Yaphank Project”), all of which require natural gas for which there is no pass-through mechanism. A one-year fuel supply contract (through May of 2026) has been executed for the Toyota project. Six-year fuel supply contracts (through October 2029) have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW LIPA Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby and Yaphank project assets and further charges for the Toyota project asset.

The overall gross loss from generation revenues was $(16.0) million for the year ended October 31, 2025, which represents a decrease in gross loss of $13.9 million, from a gross loss of $ (29.9) million for the year ended October 31, 2024. The decrease in gross loss from generation revenues is primarily related to the mark-to-market net gain of $4.7 million recorded for the year ended October 31, 2025 compared to a mark-to-market net loss of $6.9 million for the year ended October 31, 2024, and a decrease in construction and gas costs being expensed related to the Toyota project.

As of October 31, 2025 and 2024, generation backlog totaled $0.9 billion and $0.8 billion, respectively.

Advanced Technologies contracts

Advanced Technologies contract revenues and related costs for the years ended October 31, 2025 and 2024 were as follows:

	Year Ended October 31,		Change
(dollars in thousands)	2025	2024	$	%
Advanced Technologies contract revenues	$20,622	$26,513	$(5,891)	(22)%
Cost of Advanced Technologies contract revenues	15,116	17,509	(2,393)	(14)%
Gross profit from Advanced Technologies contracts	$5,506	$9,004	$(3,498)	(39)%
Advanced Technologies contract gross margin	26.7%	34.0%

Advanced Technologies contract revenues decreased to $20.6 million for the year ended October 31, 2025 compared to $26.5 million for the year ended October 31, 2024. Advanced Technologies contract revenues recognized under the Joint Development Agreement (as amended, the “Joint Development Agreement”) between the Company and ExxonMobil Technology and Engineering Company f/k/a ExxonMobil Research and Engineering Company (“EMTEC”) were approximately $9.5 million during the year ended October 31, 2025, which was an increase of $0.7 million compared to the year ended October 31, 2024. Revenues arising from the purchase order received from Esso Nederland B.V. (“Esso”), an affiliate of EMTEC and Exxon Mobil Corporation, related to the Rotterdam project were approximately $8.1 million during the year ended October 31, 2025, which was a decrease of $2.5 million compared to the year ended October 31, 2024. Advanced Technologies contract revenues recognized under government and other contracts were approximately $3.0 million for the year ended October 31, 2025, which was a decrease of $4.1 million compared to the year ended October 31, 2024.

Cost of Advanced Technologies contract revenues decreased $2.4 million to $15.1 million for the year ended October 31, 2025, compared to $17.5 million for the year ended October 31, 2024. This decrease is primarily a result of the lower level of activity and the scope of work performed under the purchase order received from Esso and under government and other contracts during the year ended October 31, 2025, compared to the year ended October 31, 2024.

Advanced Technologies contracts for the year ended October 31, 2025 generated a gross profit of $5.5 million compared to a gross profit of $9.0 million for the year ended October 31, 2024. The decreased gross profit was primarily due to the lower margins recognized under the purchase order received from Esso and under government and other contracts during the year ended October 31, 2025, compared to the year ended October 31, 2024.

As of October 31, 2025, Advanced Technologies contract backlog totaled $19.5 million compared to $36.0 million as of October 31, 2024.

Administrative and selling expenses

Administrative and selling expenses were $60.7 million for the year ended October 31, 2025, which decreased from $64.6 million for the year ended October 31, 2024, primarily due to lower compensation expense as a result of the restructuring actions in September of fiscal year 2024 and in November and June of fiscal year 2025.

Research and development expenses

Research and development expenses decreased to $34.1 million for the year ended October 31, 2025 compared to $55.4 million for the year ended October 31, 2024. The decrease is primarily due to a decrease in spending on the Company’s commercial development efforts related to our solid oxide power generation and electrolysis platforms and carbon separation and carbon recovery solutions compared to the year ended October 31, 2024.

Restructuring expense

Restructuring expense of $5.3 million for the year ended October 31, 2025 was a result of the Company’s workforce reductions in November 2024 and June 2025, which represented approximately 13% and 22% of the Company’s global workforce, respectively, and were intended to reduce operating costs, realign resources toward advancing the Company's core carbonate technologies, and protect the Company's competitive position amid slower-than-expected market investments in clean energy. The workforce was reduced across our global operations including Calgary, Canada and at our North American production facility in Torrington, Connecticut, at our corporate offices in Danbury, Connecticut and at other remote locations. For more information about the restructuring plans and the related workforce reductions that occurred in September 2024, November 2024, and June 2025, please see Part II, Item 8, Note 4 — Impairment and Restructuring.

Impairment expense

Impairment expense of $65.8 million for the year ended October 31, 2025 related to the Company's prior investments in solid oxide technology, including related goodwill and in-process research and development (“IPR&D”) intangible assets, property, plant and equipment and solid oxide inventory. Of the $65.8 million, approximately $42.1 million was related to property, plant and equipment, approximately $9.0 million was related to inventory, approximately $9.3 million was related to IPR&D intangible assets, approximately $4.1 million was related to goodwill and approximately $1.3 million was related to purchase order commitments. For more information about the impairment, please see Part II, Item 8, Note 4 — Impairment and Restructuring.

Loss from operations

Loss from operations for the year ended October 31, 2025 was $192.3 million compared to $158.5 million for the year ended October 31, 2024. This increase was driven primarily by the impairment and restructuring expenses recognized during the year ended October 31, 2025, partially offset by decreases in Administrative and selling expenses and Research and development expenses compared to the year ended October 31, 2024 and a decrease of $9.5 million in gross loss.

Interest expense

Interest expense for the years ended October 31, 2025 and 2024 was $10.4 million and $9.7 million, respectively. Interest expense for both periods includes interest on the OpCo Financing Facility (as defined elsewhere herein), which was entered into in May 2023, and interest on the Groton Senior Back Leverage Loan Facility and the Groton Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in August 2023. Interest expense increased for the year ended October 31, 2025, as this period also includes a full year of interest on the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility (in each case, as defined elsewhere herein), which were entered into in April 2024, and on the 2024 EXIM Financing (as defined elsewhere herein), which was entered into in October 2024.

Interest income

Interest income was $8.3 million and $13.7 million for the years ended October 31, 2025 and 2024, respectively. The decrease in interest income during the year ended October 31, 2025 was primarily driven by lower money market investments compared to the year ended October 31, 2024, partially offset by interest of $0.5 million earned on employee retention credits from the Internal Revenue Service. These employee retention credits were earned during the COVID-19 pandemic and accrued interest until such credits were received by the Company during the year ended October 31, 2025. Interest income for the year ended October 31, 2025 represents interest earned on money market investments, interest earned on investments in U.S. Treasury Securities and interest earned on employee retention credits. Interest income for the year ended October 31, 2024 represented interest earned on money market investments and interest earned on investments in U.S. Treasury Securities.

Other income (expense), net

Other income (expense), net was $3.2 million and ($2.3) million for the years ended October 31, 2025 and 2024, respectively. Other income, net for the year ended October 31, 2025 primarily relates to employee retention credits of $3.4 million that were earned during the COVID-19 pandemic and received during year ended October 31, 2025 and a gain of $0.4 million related to refundable research and development tax credits, partially offset by an unrealized loss of $0.7 million on the OpCo Financing Facility interest rate swap derivative. Other expense, net for the year ended October 31, 2024 primarily relates to a loss on the OpCo Financing Facility interest rate swap derivative of $3.1 million, partially offset by a gain of $1.0 million relating to refundable research and development tax credits.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. Provision for income tax recorded for the years ended October 31, 2025 and 2024 was $0.1 million and $25 thousand, respectively.

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

For the years ended October 31, 2025 and 2024, net loss attributable to noncontrolling interest totaled $(1.4) million and net income attributable to noncontrolling interest totaled $0.9 million, respectively, for the LIPA Yaphank Project tax equity financing transaction with REI.

For the years ended October 31, 2025 and 2024, net loss attributable to noncontrolling interest totaled $(3.6) million and $(3.5) million, respectively, for the Groton Project tax equity financing transaction with East West Bank.

For the years ended October 31, 2025 and 2024, net income attributable to noncontrolling interest totaled $1.5 million and net loss attributable to noncontrolling interest totaled $(28.3) million, respectively, for the Derby Projects tax equity financing transaction with Franklin Park. The loss in the year ended October 31, 2024 was primarily driven by the Investment Tax Credit (“ITC”) attributable to the noncontrolling interest for the 2023 tax year. The ITC reduces the noncontrolling interest’s claim on hypothetical liquidation proceeds in the HLBV waterfall and is nonrecurring. The loss is also a result of accelerated depreciation allocated to the noncontrolling interest under the HLBV method. The above noted items resulted in a reduction in liquidation proceeds which drove the loss in the year ended October 31, 2024.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”)  were $3.2 million for each of the years ended October 31, 2025 and 2024.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the years ended October 31, 2025 and 2024, net loss attributable to common stockholders was $191.1 million and $129.2 million, respectively, and loss per common share was $7.42 and $7.83, respectively. The increase in the net loss attributable to common stockholders for the year ended October 31, 2025 is primarily due to impairment and restructuring expenses recognized during the year ended October 31, 2025, partially offset by the decreased net loss attributable to noncontrolling interests for the year ended October 31, 2025 compared to the year ended October 31, 2024. The net loss per common share for the year ended October 31, 2025 benefited from the higher number of weighted average shares outstanding due to share issuances since October 31, 2024.

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

As of October 31, 2025, unrestricted cash and cash equivalents totaled $278.1 million compared to $148.1 million as of October 31, 2024. During the years ended October 31, 2025 and 2024, the Company invested in United States (U.S.)

Treasury Securities. The amortized cost of the U.S. Treasury Securities outstanding totaled $109.1 million as of October 31, 2024 and was classified as Investments - short-term on the Consolidated Balance Sheets. There were no outstanding U.S. Treasury Securities as of October 31, 2025 as all U.S. Treasury Securities that were outstanding during the year ended October 31, 2025 matured prior to October 31, 2025.

During fiscal year 2025, the Company received the second annual funding from East West Bank under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the year ended October 31, 2025 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 to the Open Market Sale Agreement, dated July 12, 2022 (as amended, the “Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. During the year ended October 31, 2025, approximately 25.6 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $7.44 per share, resulting in gross proceeds of approximately $190.4 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $185.7 million after deducting sales commissions totaling approximately $3.8 million and fees totaling approximately $0.9 million. In the fourth quarter of fiscal year 2025, approximately 16.4 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $8.33 per share, resulting in gross proceeds of approximately $136.9 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $134.1 million after deducting sales commissions totaling approximately $2.7 million and fees totaling approximately $0.1 million. See Note 13. “Stockholders’ Equity” to our Consolidated Financial Statements for additional information regarding the Sales Agreement.

Subsequent to October 31, 2025, approximately 1.6 million shares of the Company’s common stock were sold under the Sales Agreement, at an average sale price of $8.37 per share, resulting in gross proceeds of approximately $13.4 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $13.1 million after deducting sales commissions and fees totaling approximately $0.3 million. Approximately $1.1 million of shares remained available for sale under the Sales Agreement following these sales.

As described above in the section entitled “Recent Developments”, on November 26, 2025, the Company closed on the 2025 EXIM Financing, resulting in gross proceeds of approximately $25.0 million before deducting customary fees and transaction costs, and net proceeds to the Company of approximately $23.1 million after deducting customary fees and transaction costs. Under the credit agreement for the 2025 EXIM Financing and through an amendment to the credit agreement for the 2024 EXIM Financing (as defined elsewhere herein), the Company is required to maintain, throughout the remaining term of the credit agreement for the 2024 EXIM Financing and the term of the credit agreement for the 2025 EXIM Financing, a total minimum cash balance of $55.0 million. The amendment to the credit agreement for the 2024 EXIM Financing, which was executed in conjunction with and at the same time as the credit agreement for the 2025 EXIM Financing, reduced the total minimum cash balance requirement from $100.0 million to $55.0 million.

On December 27, 2024, the Company filed Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-274971) (the “Registration Statement”), each including a base prospectus covering the offering, issuance and sale by the Company of up to $405.0 million of common stock, warrants and units (or any combination thereof) from time to time in one or more offerings and a prospectus supplement covering the offering, issuance and sale by the Company from time to time of up to approximately $204.9 million of the Company’s common stock, which was the amount remaining under the Sales Agreement as of December 27, 2024. On March 5, 2025, the Company filed Post-Effective Amendment No. 3 to the Registration Statement to update certain information, to provide an updated consent of its independent registered public accounting firm, and to provide an update about the amount of shares then remaining available for offer and sale by the Company under the Sales Agreement. The Registration Statement, as amended by the Post-Effective Amendments, was declared effective by the SEC on March 10, 2025. In the event that the Sales Agreement is terminated, any portion of the aggregate amount of shares of common stock included in the prospectus supplement that is not sold pursuant to the Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.

In addition, the Company has a universal shelf Registration Statement on Form S-3 (No. 333-286842) that was declared effective by the SEC on May 8, 2025. Under this universal shelf Registration Statement, the Company may offer and sell from time to time in one or more offerings up to $200.0 million in the aggregate of (1) shares of the Company’s common stock; (2) shares of the Company’s preferred stock; (3) debt securities; (4) warrants exercisable for common stock, preferred stock, debt securities, units, or other securities of the Company; and (5) units consisting of one or more shares of common stock, shares of preferred stock, debt securities, and/or warrants.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of the financial statements included in this Annual Report on Form 10-K.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for fiscal year 2026 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction and manufacturing expansion, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully advance the commercialization of its solid oxide and carbon capture platforms through partnerships with third parties, (viii) implement capacity expansion for its carbonate products when required, (ix) seek partnerships for solid oxide product commercialization and manufacturing, (x) implement the product cost reductions necessary to achieve profitable operations, (xi) manage working capital and the Company’s unrestricted cash balance and (xii) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such arrangements to construct and deploy our projects to facilitate the growth of our business. The Company has invested capital raised from sales of its common stock to build out its project portfolio. The Company has also utilized and expects to continue to utilize a combination of long-term debt and tax equity financing (e.g., sale-leaseback transactions, partnership flip transactions and the monetization and/or transfer of eligible investment and production tax credits) to finance its project asset portfolio as these projects commence commercial operations. The Company may also seek to undertake private placements of debt securities to finance its project asset portfolio. The Company is also pursuing financing to support its commercial efforts, which include deployment of modules to the repowering opportunities in the South Korean market including the GGE project (as defined elsewhere herein). The proceeds of any such financing, if obtained, may allow the Company to reinvest capital back into the business and to fund other projects. We also expect to seek additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to further reduce or slow planned spending, further reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

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

Our generation operating portfolio totaled 62.8 MW as of October 31, 2025. We expect generation revenue to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company actively markets its products in order to grow this portfolio; however, the Company may also sell certain projects to investors from time to time. As of October 31, 2025, the Company had one project representing an additional 7.4 MW in development, which is expected to generate operating cash flows in future periods, if completed. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of October 31, 2025, net debt outstanding related to project assets was $106.1 million. Future required payments, inclusive of principal and interest, totaled $122.1 million as of October 31, 2025. The outstanding finance obligations under our sale-leaseback transactions, which totaled $18.8 million as of October 31, 2025, include an embedded gain of $12.0 million representing the current carrying value of finance obligations less future required payments, which will be recognized at the end of the applicable lease terms should the Company repurchase the assets at the end of the term.

Generation Operating Portfolio

Our generation operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation operating portfolio as of October 31, 2025:

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

Generation Projects No Longer in Process

During fiscal year 2022, we entered into a PPA with Trinity College in Hartford, Connecticut, for a 250 kW solid oxide fuel cell power generation system, and in March 2024, we entered into a PPA with the University of Connecticut (“UConn”), in Storrs, Connecticut, for four 250 kW solid oxide fuel cell power generation systems totaling 1 MW. As a result of our restructuring plans and the slowdown in the adoption of clean energy technology for the production of zero-carbon hydrogen and other energy transition solutions, we have ceased all work and spending on the Trinity and UConn projects and removed them from contracted backlog during the second quarter of fiscal year 2025. In addition, the Company and Trinity College mutually agreed to terminate the PPA for the 250 kW solid oxide fuel cell power generation system in May 2025, and the Company is currently in discussions with UConn regarding a modification of the PPA for the four 250 kW solid oxide fuel cell power generation systems to potentially convert this project into a carbonate fuel cell project. For more information about our restructuring plans, please see Part II, Item 8, Note 4 — Impairment and Restructuring.

Backlog

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $162.4 million as of October 31, 2025, compared to $174.2 million as of October 31, 2024. Service agreements backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements. During the year ended October 31, 2025, the Company entered into a LTSA with CGN-Yulchon Generation Co., Ltd. (“CGN”) for CGN’s Yulchon facility in South Korea (the “CGN Platform”). The contract value totaled approximately $31.7 million, of which approximately $7.7 million was allocated to service backlog at the time of the execution of the LTSA and will be recognized as revenue as the Company performs service at the CGN Platform over the term of the LTSA.
●	Generation backlog totaled $945.2 million and $841.4 million as of October 31, 2025 and October 31, 2024, respectively. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs. During the year ended October 31, 2025, the Company entered into a 20-year PPA with Eversource and United Illuminating, pursuant to which the Company will build and operate a 7.4 MW carbonate fuel cell power plant in Hartford, Connecticut (the “Hartford Project”). The electricity generated by the plant will be sold to Eversource and United Illuminating. The revenue over the contract term is expected to total approximately $167.4 million, which has been added to Generation backlog.

●	Product backlog totaled $66.2 as of October 31, 2025, compared to $111.3 million as of October 31, 2024. Product backlog decreased during the year ended October 31, 2025 primarily as a result of the product backlog that was recognized as revenue as the Company completed commissioning of certain replacement modules for GGE’s 58.8 MW fuel cell power platform in Hwaseong-si, South Korea (the “GGE Platform”). Under the LTSA with GGE (the “GGE LTSA”), commissioning of the first six 1.4-MW replacement fuel cell modules was completed in the fourth quarter of fiscal year 2024, and commissioning of an additional 22 1.4-MW replacement fuel cell modules was completed in fiscal year 2025. The remaining 14 1.4-MW replacement fuel cell modules are expected to be commissioned in fiscal year 2026. Partially offsetting this decrease was the LTSA with CGN, which added $24.0 million to product backlog during fiscal year 2025.
●	Advanced Technologies contract backlog totaled $19.5 million as of October 31, 2025, compared to $36.0 million as of October 31, 2024. Advanced Technologies contract backlog primarily represents remaining revenue under our Joint Development Agreement with EMTEC and remaining revenue under our government contracts.

Overall, backlog increased by approximately 2.6% to $1.19 billion as of October 31, 2025, compared to $1.16 billion as of October 31, 2024, primarily as a result of the Hartford Project and the LTSA with CGN with respect to the CGN Platform.

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

Backlog represents definitive agreements executed by the Company and our customers. Projects for which we have an executed PPA are included in generation backlog, which represents future revenue under long-term PPAs. The Company’s ability to recognize revenue in the future under a PPA is subject to the Company’s completion of construction of the project covered by such PPA. Should the Company not complete the construction of the project covered by a PPA, it will forgo future revenues with respect to the project and may incur penalties and/or impairment charges related to the project. Projects sold to customers (and not retained by the Company) are included in product sales and service agreements backlog, and the related generation backlog is removed upon sale. Together, the service and generation portion of backlog had a weighted average term of approximately 15 years as of October 31, 2025, with weighting based on the dollar amount of backlog and utility service contracts of up to 20 years in duration at inception.

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2026 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of October 31, 2025, unrestricted cash and cash equivalents totaled $278.1 million.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes.
●	We manage production rate based on contracted demand and project schedules. Changes to production rate take time to implement. We operated at an annualized production rate of 31.5 MW for the fiscal year ended October 31, 2025, compared to an annualized production rate of approximately 27.7 MW for the fiscal year ended October 31, 2024. This increase in annualized production rate is primarily due to increasing our production levels in our Torrington facility based on contracted demand.
●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of October 31, 2025 and 2024 was $135.1 million ($82.1 million of which is classified as “Other assets”) and $76.9 million ($28.3 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

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

In October 2024 and November 2025, we received working capital financing in an aggregate gross amount of $35.1 million from the Export-Import Bank of the United States to support the Company’s obligations under the GGE LTSA, and we entered into promissory notes and related security agreements securing the loans with equipment liens. As we continue to fulfill our obligations under the GGE LTSA, we continue to seek additional working capital financing from certain financing institutions. There can be no assurance that we will obtain such working capital financing on acceptable terms, when needed, or at all.

●	The amount of total inventory as of October 31, 2025 and 2024 was $89.4 million ($3.2 million is classified as long-term inventory) and $116.4 million ($2.7 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $54.2 million and $80.5 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and cash as of any given balance sheet date.

During the fiscal year ended October 31, 2025, we utilized short term cash to build our inventory of modules to be shipped to South Korea under the GGE LTSA. We have recognized revenue for the 22 modules shipped during the fiscal year ended October 31, 2025, and we expect to continue to recognize revenue from additional module shipments during fiscal year 2026. During the fiscal year ended October 31, 2025, we also used short term cash to build our inventory of modules to be shipped to South Korea under the CGN LTSA.

●	The amount of total project assets as of October 31, 2025 and 2024 was $216.8 million and $242.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of October 31, 2025 consisted of $216.1 million of completed, operating installations and $0.8 million of projects in development. As of October 31, 2025, we had 62.8 MW of operating project assets that generated $48.0 million of revenue for the year ended October 31, 2025.
●	As of October 31, 2025, the Company had one project - the 7.4 MW Hartford Project - under development, which is expected to be completed by the end of calendar year 2027. As of October 31, 2025, we estimate the total remaining investment in project assets to build out the Hartford Project to be in the range of approximately $34.0 million to $36.0 million through calendar year 2027, with the timing of the project being paced by the electrical interconnection with the utility. To fund expected remaining project expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the project becomes operational, the Company will seek to obtain permanent financing (tax equity and debt), or to sell this project to a third party. As of October 31, 2025, capitalized project asset expenditures with respect to the Hartford Project were $0.8 million.
●	Certain of our PPAs for project assets in our generation operating portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT (the “Bridgeport Fuel Cell Project”); (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, for the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through September 2028), for six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and for the initial three years of the twenty year hydrogen production and power purchase agreement for our Toyota project (through May 2026); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.
●	Expenditures for property, plant and equipment are expected to range between $20.0 million and $30.0 million for fiscal year 2026. We are increasing carbonate manufacturing capacity for certain processes in our Torrington facility to prepare for expected demand from the growing data center market.

During the year ended October 31, 2025, cash payments for capital expenditures totaled approximately $18.6 million.

Our current plans with respect to our carbonate platform and solid oxide platforms are as follows:

Carbonate Platform: At this time, the maximum annualized capacity (module manufacturing, final assembly, testing and conditioning) is 100 MW per year under the Torrington facility’s current configuration when fully utilized. We believe that the Torrington facility could accommodate an estimated annualized production capacity of up to 350 MW per year with additional capital investments in machinery, equipment, tooling, labor, outsourcing of certain processes, and inventory.

The Company continues to invest in capability with the goal of reducing production bottlenecks and driving productivity, including investments in automation, laser welding, and the construction of additional integrated conditioning capacity. The Company also constructed a SureSource 1500 in Torrington during fiscal year 2022, which operates as a testing facility for qualifying new supplier components and performance testing and validation of continued platform innovations, including carbon recovery. During fiscal years 2023 and 2024, the Company made investments to add engineered carbon separation capability to the onsite SureSource 1500. This addition was completed in fiscal year 2025. This product enhancement will allow potential customers to observe the operating plant and will allow for the sampling and testing of separated CO2 to verify quantity, quality or purity requirements. In addition, the Company has begun manufacturing carbonate modules optimized for direct flue gas carbon capture at the Torrington facility.

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

In November 2024 and June 2025, the Company announced global restructuring plans relating to our operations in the U.S., Canada, and Germany that aim to reduce operating costs, realign resources toward advancing the Company’s core carbonate technologies, and protect the Company’s competitive position amid slower-than-expected market investments in clean energy. These restructuring plans also include the deferment and cancelation of certain previously planned capital and project expenditures related to solid oxide manufacturing in our facility in Calgary, Canada. As a result of these restructuring plans, we have deferred the capital spending required to complete the Calgary expansion and do not currently expect to complete this project. For more information about our restructuring plans, please see Part II, Item 8, Note 4 — Impairment and Restructuring.

Lastly, the Company is in the process of examining or actively applying for various financial programs offered by the United States to provide subsidies, investment tax credits and other assistance with the goal of expanding capacity for clean energy manufacturing.

●	Company-funded research and development expenses are expected to be in the range between $35.0 million and $40.0 million for fiscal year 2026. During the year ended October 31, 2025, we reduced Company-funded research and development expenses from approximately $55.4 million incurred in fiscal year 2024 to a total of $34.1 million incurred in fiscal year 2025, as a result of restructuring plans implemented during fiscal year 2025. Company-funded research and development expenses continued to focus on accelerating the commercialization of our distributed hydrogen generation during fiscal year 2025. Demonstration of our solid oxide electrolysis platform is being undertaken at Idaho National Laboratory (“INL”) in conjunction with the U.S. Department of Energy and is intended as a steppingstone for a system level field demonstration of our solid oxide electrolysis platform. The demonstration unit was shipped to and arrived at INL in January 2025 and is fully installed. It is currently being tested by the Company and INL. We expect this solid oxide electrolysis platform will demonstrate its capabilities in the hydrogen generation market and are seeking partners to advance the commercialization and deployment of this technology. Finally, the Company will continue making targeted investments in product enhancements of our carbonate platform including advancing efficiency, power output and life as well as advancing commercial demonstrations of carbon capture and carbon recovery platforms.

●	Under the terms of certain contracts, the Company provides and will provide performance security for future contractual obligations. As of October 31, 2025, we had pledged approximately $63.7 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.
●	The Company’s ability to continue to implement cost saving measures if sales activities do not occur when expected. The Company made in fiscal year 2024 and continued to make in 2025 certain downward adjustments to expected spending as a result of the slower-than-expected pace of market developments, and in September 2024, November 2024 ,and June 2025, as part of its cost saving measures, the Company also eliminated jobs in certain areas, reducing its workforce by approximately 39% in the aggregate. The Company expects to continue to focus its strategy to respond to market conditions, which may result in additional spending and headcount reductions in future periods.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the years ended October 31, 2025 and 2024, depreciation and amortization totaled $40.4 million and $36.2 million, respectively (of these totals, approximately $32.4 million and $28.2 million for the years ended October 31, 2025 and 2024, respectively, relate to depreciation of project assets in our generation operating portfolio and amortization of a generation intangible asset).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $341.8 million as of October 31, 2025 compared to $208.9 million as of October 31, 2024. As of October 31, 2025, unrestricted cash and cash equivalents was $278.1 million compared to $148.1 million of unrestricted cash and cash equivalents as of October 31, 2024. As of October 31, 2025, restricted cash and cash equivalents was $63.7 million, of which $16.6 million was classified as current and $47.1 million was classified as non-current, compared to $60.8 million of restricted cash and cash equivalents as of October 31, 2024, of which $12.2 million was classified as current and $48.6 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Year Ended October 31,
(dollars in thousands)	2025	2024	2023
Consolidated Cash Flow Data:
Net cash used in operating activities	$(125,291)	$(152,906)	$(140,250)
Net cash provided by (used in) investing activities	88,861	(60,049)	(192,365)
Net cash provided by financing activities	169,262	122,151	151,067
Effects on cash from changes in foreign currency rates	77	111	80
Net increase (decrease) in cash, cash equivalents and restricted cash	$132,909	$(90,693)	$(181,468)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $125.3 million during fiscal year 2025, compared to net cash used in operating activities of $152.9 million in fiscal year 2024 and net cash used in operating activities of $140.3 million in fiscal year 2023.

Net cash used in operating activities during fiscal year 2025 was primarily a result of the net loss of $191.4 million, increases in unbilled receivables of $66.1 million, other assets of $5.9 million and decreases in accounts payable of $2.8 million, partially offset by decreases in accounts receivable of $7.8 million and inventories of $15.9 million, and non-cash adjustments of $117.2 million.

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

Investing Activities – Net cash provided by investing activities was $88.9 million during fiscal year 2025, compared to net cash used in investing activities of $60.0 million in fiscal year 2024 and $192.4 million in fiscal year 2023.

Net cash provided by investing activities during fiscal year 2025 included $772.4 million received upon the maturity of U.S. Treasury Securities, partially offset by $661.0 million used for the purchase of U.S. Treasury Securities, $18.6 million of capital expenditures and $3.9 million of project asset expenditures.

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

Financing Activities – Net cash provided by financing activities was $169.3 million during fiscal year 2025, compared to $122.2 million in fiscal year 2024 and $151.1 million in fiscal year 2023.

Net cash provided by financing activities during fiscal year 2025 resulted from $185.7 million of net proceeds from sales of common stock and $4.0 million of contributions received from the sale of a noncontrolling interest, partially offset by debt repayments of $14.4 million, payments of debt issuance costs of $0.2 million, payments for taxes related to net share settlement of equity awards of $0.6 million, payment of $3.2 million in preferred dividends to the holders of our Series B Preferred Stock and distribution to noncontrolling interests of $2.1 million.

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

Net cash provided by financing activities during fiscal year 2023 resulted from $100.5 million of proceeds from debt financings, $97.4 million of net proceeds from sales of common stock and $9.1 million of contributions received from the sale of a noncontrolling interest, partially offset by debt repayments of $47.8 million, payments of debt issuance costs of $3.5 million, payments for taxes related to net share settlement of equity awards of $0.9 million, payment of $3.2 million in preferred dividends to the holders of our Series B Preferred Stock and distribution to noncontrolling interests of $0.6 million.

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

Commitments and Significant Contractual Obligations

The following table provides a summary of our significant future commitments and contractual obligations as of October 31, 2025 and the related payments by fiscal year:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$59,806	$53,879	$3,295	$2,630	$2
Term loans (principal and interest)	131,587	18,347	31,560	62,457	19,223
Operating lease commitments (2)	24,654	1,463	3,392	2,371	17,428
Sale-leaseback finance obligations (3)	6,784	1,395	2,604	2,339	446
Natural gas and biomethane gas supply contracts (4)	35,619	11,583	17,508	6,528	-
Series B Preferred dividends payable (5)	-	-	-	-	-
Totals	$258,450	$86,667	$58,359	$76,325	$37,099
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and Crestmark Equipment Finance (“Crestmark”). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract for the Company’s LIPA Yaphank Project with an estimated annual cost per year of $2.0 million, under which service began on December 7, 2021. During fiscal year 2023, the Company entered into a 2-year Biomethane gas contract for the Company’s Toyota project, under which service began on May 1, 2023. Also, during fiscal year 2023, the Company entered into (a) a 6-year natural gas contract for the Company’s 14.0 MW Derby Project, under which service began on June 1, 2023, and (b) a 6-year natural gas contract for the Company’s 2.8 MW SCEF Derby Project, under which service began in November 2023. During fiscal year 2025, the Company entered into a 1-year natural gas contract for the Company’s Toyota project (due to the expiration of the initial 2-year Biomethane gas contract described above), under which service began on May 1, 2025. The costs of the contracts are expected to be offset by generation revenues.
(5)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($50,760 per share as of October 31, 2025) for 20 trading days during any consecutive 30 trading day period.

Outstanding Loans as of October 31, 2025

A discussion of the key terms and conditions of the loans outstanding as of October 31, 2025 is included in Note 12. “Debt” to the consolidated financial statements and is incorporated by reference herein. The information included under the headings “2024 EXIM Financing,” “OpCo Financing Facility,” “Derby Back Leverage Financing,” “Groton Back Leverage Financing,” “State of Connecticut Loan,” and “Finance obligations for sale-leaseback agreements” in Note 12. “Debt” to the consolidated financial statements is incorporated herein by reference.

Restricted Cash

As of October 31, 2025, we have pledged approximately $63.7 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of October 31, 2025, outstanding letters of credit totaled $12.7 million. These expire on various dates through October 2029. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of October 31, 2025 also included $2.9 million primarily to support obligations under the power purchase and service agreements related to Crestmark sale-leaseback transactions, $16.5 million relating to future obligations associated with the Groton Senior Back Leverage Loan Facility, the Derby Senior Back Leverage Loan Facility, the Groton Subordinated Back Leverage Loan Facility, and the Derby Subordinated Back Leverage Loan Facility, and $22.5 million relating to future obligations associated with the OpCo Financing Facility. Refer to Note 12. “Debt” to our Consolidated Financial Statements for the

year ended October 31, 2025 included in this Annual Report on Form 10-K for a more detailed discussion of the Company’s restricted cash balance.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power or other value streams, such as hydrogen, steam, water, and/or carbon, delivered from the Company’s fuel cell power platforms at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power platforms. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of October 31, 2025, our generation operating portfolio was 62.8 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred under the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of October 31, 2025, Advanced Technologies contract backlog totaled $19.5 million, of which $13.8 million is non-U.S. Government-funded and $5.7 million is U.S. Government-funded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations which are not classified as debt. We do not guarantee any third-party debt. See Note 20. “Commitments and Contingencies” to our consolidated financial statements for the year ended October 31, 2025 included in this Annual Report on Form 10-K for further information.

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

The Company completed its annual impairment analysis of goodwill and in-process research and development assets as of July 31, 2025, determined that it was more likely than not that there was impairment of goodwill and the in-process research and development assets, and recognized an impairment expense as a result. For more information about the impairment, please see Part II, Item 8, Note 4 — Impairment and Restructuring.

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

As part of the adjusted net asset value method, which was used to establish the fair value of the equity in the Versa reporting unit (consisting of our subsidiaries, Versa Power Systems, Ltd. and Versa Power Systems, Inc.) for the annual impairment analysis of goodwill and IPR&D intangible assets, impairments of certain inventory and property, plant and equipment assets were also identified as impaired as of July 31, 2025, as the carrying values of these assets exceeded their fair values. For more information about the impairment, please see Part II, Item 8, Note 4 — Impairment and Restructuring. During the years ended October 31, 2024 and 2023, the Company recorded certain project asset impairment charges.

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

Advanced Technologies contracts

Advanced Technologies contracts include the promise to perform research and development services and, as such, this represents one performance obligation. Revenue from most government sponsored Advanced Technologies projects is recognized as direct costs are incurred plus allowable overhead less cost share requirements, if any. Revenue is only recognized to the extent the contracts are funded. Revenue recognition for research performed under the Joint Development Agreement (as defined elsewhere herein) with EMTEC and for research performed under the purchase order received from Esso (as defined elsewhere herein) for the Rotterdam project also falls into the practical expedient category where revenue is recorded consistent with the amounts that are to be invoiced.

Payments are based on costs incurred for government sponsored Advanced Technologies. Payments under the Joint Development Agreement with EMTEC are based on time spent and material costs incurred.

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

In addition, the Company closed on a tax equity financing transaction in August 2021 with East West Bank for the 7.4 MW fuel cell project located on the U.S. Navy Submarine Base in Groton, CT (the “Groton Project”), which has been structured as a “partnership flip.” A partnership (the “Groton Partnership”) was organized with East West Bank to acquire from FuelCell Energy Finance II, LLC, a wholly-owned subsidiary of the Company, all of the outstanding equity interests in Groton Station Fuel Cell, LLC (the “Groton Project Company”). East West Bank has a conditional withdrawal right which they can exercise and which would require the Company to pay 101% of the amount contributed by East West Bank to date. In addition, under this partnership flip structure, the Company has an option to acquire all of the equity interests that East West Bank holds in the Groton Partnership starting approximately five and a half years after the Groton Project is operational. If the Company exercises this option, the exercise price to be paid by the Company will be the greater of (1) the fair market value of East West Bank’s equity interest at the time the option is exercised, (2) five percent of the $15 million tax equity commitment and (3) East West Bank’s claim in liquidation determined using the HLBV method.

The Groton Partnership is a VIE under U.S. GAAP. The Company has determined that it is the primary beneficiary in the Groton Partnership for accounting purposes. The Company has considered the provisions within the financing-related agreements (including the limited liability company agreement for the Groton Partnership) which grant the Company power to manage and make decisions affecting the operations of the Groton Partnership. The Company considers the rights granted to East West Bank under the agreements to be more protective in nature than participatory. Therefore, the Company has determined under the power and benefits criterion of ASC 810 that it is the primary beneficiary of the Groton Partnership. As the primary beneficiary, the Company consolidates in its consolidated financial statements the financial position, results of operations and cash flows of the Groton Partnership, and all intercompany balances and transactions between the Company and the Groton Partnership are eliminated in the consolidated financial statements. The Company recognized East West Bank’s share of the net assets of the Groton Partnership, which was $3.0 million as of October 31, 2022, as a redeemable noncontrolling interest in mezzanine equity on its Consolidated Balance Sheets and reclassified the amount to nonredeemable noncontrolling interest upon commencement of operations of the related project asset in December 2022. Upon commencement of operations, the Company began to allocate profits and losses to the noncontrolling interest under the HLBV method.

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

The Company records loss accruals for service agreements when the estimated cost of future module exchanges and maintenance and monitoring activities exceeds the remaining unrecognized contract value. Estimates for future costs on service agreements are determined by a number of factors, including the estimated remaining life of the module(s), used replacement modules available, and future operating plans for the power platform. Our estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of October 31, 2025 and 2024, our loss accruals on service agreements totaled $8.4 million and $9.0 million, respectively.

ACCOUNTING GUIDANCE UPDATE

Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the guidance during the year ended October 31, 2025. See Part II, Item 8, Note 15 —Segment Information for further detail.

Recent Accounting Guidance Not Yet Effective

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure Risk

The Company began to invest in U.S. Treasury Securities during fiscal year 2023. Outstanding U.S. Treasury Securities were classified as held-to-maturity and were recorded at amortized cost. The contractual maturities of the outstanding U.S. Treasury Securities as of October 31, 2024 were within one year and the weighted average yield to maturity was 4.78%. As of October 31, 2025, all of our previously-held U.S. Treasury Securities had matured and the funds received upon maturity were not reinvested.

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of October 31, 2025, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of October 31, 2025, approximately 1% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and Korean Won) and we have no plans of repatriation. We make purchases from certain vendors and receive payment from certain customers in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

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

On May 19, 2023, in connection with the closing of the OpCo Financing Facility, the Company entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly with the resulting gains/losses recorded to other income/expense. The fair value adjustments for the years ended October 31, 2025 and 2024 resulted in losses of $0.7 million and $3.1 million, respectively.

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

Historically, this risk has not been material to our financial statements as our operating projects prior to October 31, 2025 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price physical supply contracts for fuel. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, the Company performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A

$1/Metric Million British Thermal Unit (“MMBTu”) increase in market pricing compared to our underlying project models would result in a cost impact of approximately $26,000 to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fiscal year ended October 31, 2023 for one contract and during the second quarter of fiscal year 2024 for other contracts, recorded a mark-to-market derivative net gain during the year ended October 31, 2025 of $4.7 million, and recorded a mark-to-market derivative loss during the year ended October 31, 2024 of $6.9 million, as a result of the change to mark-to-market accounting.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FuelCell Energy, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of FuelCell Energy, Inc. and subsidiaries (the Company) as of October 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended October 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimated costs at completion for certain service arrangements

As discussed in Note 1 to the consolidated financial statements, the Company’s service agreements represent a single performance obligation whereby the Company performs all required maintenance and monitoring functions, including replacement of modules, to ensure the power platforms under the service agreement generate a minimum power output. The consideration for each service agreement is recognized over time using costs incurred relative to the total estimated costs at completion to measure progress. The Company had service revenue of $20.4 million for the year ended October 31, 2025.

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

Philadelphia, Pennsylvania
December 18, 2025

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

October 31, 2025 and 2024

(Amounts in thousands, except share and per share amounts)

	October 31,	October 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$278,099	$148,133
Restricted cash and cash equivalents - short-term	16,601	12,161
Investments - short-term	-	109,123
Accounts receivable, net	3,999	11,751
Unbilled receivables	49,008	36,851
Inventories	86,196	113,703
Other current assets	15,907	12,736
Total current assets	449,810	444,458
Restricted cash and cash equivalents - long-term	47,092	48,589
Inventories - long-term	3,216	2,743
Project assets, net	216,847	242,131
Property, plant and equipment, net	96,436	130,686
Operating lease right-of-use assets, net	11,232	8,122
Goodwill	-	4,075
Intangible assets, net	3,891	14,779
Other assets	103,622	48,541
Total assets (1)	$932,146	$944,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,847	$15,924
Current portion of operating lease liabilities	932	807
Accounts payable	17,009	22,585
Accrued liabilities	31,318	30,362
Deferred revenue	2,733	4,226
Total current liabilities	67,839	73,904
Long-term deferred revenue	5,985	3,010
Long-term operating lease liabilities	11,954	8,894
Long-term debt and other liabilities	115,227	130,850
Total liabilities (1)	201,005	216,658
Redeemable Series B preferred stock (liquidation preference of $64,020 as of October 31, 2025 and October 31, 2024)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 1,000,000,000 shares authorized as of October 31, 2025 and October 31, 2024; 46,075,237 and 20,375,932 shares issued and outstanding as of October 31, 2025 and October 31, 2024, respectively	5	2
Additional paid-in capital	2,493,318	2,300,031
Accumulated deficit	(1,829,449)	(1,641,550)
Accumulated other comprehensive loss	(1,695)	(1,561)
Treasury stock, Common, at cost (44,913 and 12,543 shares as of October 31, 2025 and October 31, 2024, respectively)	(1,406)	(1,198)
Deferred compensation	1,406	1,198
Total stockholders’ equity	662,179	656,922
Noncontrolling interests	9,105	10,687
Total equity	671,284	667,609
Total liabilities, redeemable Series B preferred stock and total equity	$932,146	$944,124
(1)	As of October 31, 2025 and October 31, 2024, the combined assets of the variable interest entities (“VIEs”) were $325,661 and $311,723, respectively, that can only be used to settle obligations of the VIEs. These assets include cash of $2,490, accounts receivable of $722, unbilled accounts receivable of $12,865, operating lease right of use assets of $1,643, other current assets of $162,005, restricted cash and cash equivalents of $731, project assets of $141,414, derivative assets of 2,047 and other assets of $1,743 as of October 31, 2025, and cash of $2,891, restricted cash and cash equivalents of $639, accounts receivable of $674, unbilled accounts receivable of $9,479, other current assets of $135,756, operating lease right of use assets of $1,663, other assets of $3,018 and project assets of $157,604 as of October 31, 2024. The combined liabilities of the VIEs as of October 31, 2025 include short-term operating lease liabilities of $204, accounts payable of $198,736, accrued liabilities of $1,222, derivative liabilities of $21, long-term operating lease liability of $2,123 and other non-current liabilities of $307 and, as of October 31, 2024, include short-term operating lease liabilities of $204, accounts payable of $181,274, accrued liabilities of $341, deferred revenue of $20, derivative liabilities of $3,693, long-term operating lease liability of $2,142 and other non-current liabilities of $240.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended October 31, 2025, 2024, and 2023

(Amounts in thousands, except share and per share amounts)

	2025	2024	2023
Revenues:
Product	$69,129	$25,675	$19,589
Service	20,398	9,969	49,084
Generation	48,013	49,975	37,508
Advanced Technologies	20,622	26,513	17,213
Total revenues	158,162	112,132	123,394
Costs of revenues:
Product	82,853	39,582	12,878
Service	22,634	11,098	44,953
Generation	63,967	79,861	62,913
Advanced Technologies	15,116	17,509	13,185
Total costs of revenues	184,570	148,050	133,929
Gross loss	(26,408)	(35,918)	(10,535)
Operating expenses:
Administrative and selling expenses	60,743	64,604	64,528
Research and development expenses	34,079	55,404	61,021
Restructuring expense	5,337	2,562	-
Impairment expense	65,781	-	-
Total costs and expenses	165,940	122,570	125,549
Loss from operations	(192,348)	(158,488)	(136,084)
Interest expense	(10,378)	(9,690)	(7,247)
Interest income	8,313	13,720	15,795
Gain on extinguishment of finance obligations and debt, net	-	-	15,337
Other income (expense), net	3,178	(2,295)	4,724
Loss before provision for income taxes	(191,235)	(156,753)	(107,475)
Provision for income taxes	(137)	(25)	(581)
Net loss	(191,372)	(156,778)	(108,056)
Net loss attributable to noncontrolling interests	(3,473)	(30,769)	(488)
Net loss attributable to FuelCell Energy, Inc.	(187,899)	(126,009)	(107,568)
Series B preferred stock dividends	(3,200)	(3,200)	(3,200)
Net loss attributable to common stockholders	$(191,099)	$(129,209)	$(110,768)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(7.42)	$(7.83)	$(7.92)
Basic and diluted weighted average shares outstanding	25,743,252	16,505,257	13,991,593

	2025	2024	2023
Net loss	$(191,372)	$(156,778)	$(108,056)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(134)	111	80
Total comprehensive loss	$(191,506)	$(156,667)	$(107,976)
Comprehensive loss attributable to noncontrolling interests	(3,473)	(30,769)	(488)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(188,033)	$(125,898)	$(107,488)

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

For the Years Ended October 31, 2025, 2024, and 2023

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2022	13,518,743	$1	$2,094,116	$(1,407,973)	$(1,752)	$(855)	$855	$684,392	$7,105	$691,497
Sale of common stock, net of fees	1,477,361	1	97,438	—	—	—	—	97,439	—	97,439
Common stock issued, non-employee compensation	3,454	—	225	—	—	—	—	225	—	225
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	24,768		(829)	—	—	—	—	(829)	—	(829)
Share based compensation	—	—	11,954	—	—	—	—	11,954	—	11,954
Preferred dividends — Series B	—	—	(3,200)	—	—	—	—	(3,200)	—	(3,200)
Effect of foreign currency translation	—	—	—	—	80	—	—	80	—	80
Adjustment for deferred compensation	(3,454)	—	—	—	—	(223)	223	—	—	—
Contributions received for the sale of noncontrolling interest	—	—	—	—	—	—	—	—	9,052	9,052
Reclassification of noncontrolling interest	—	—	—	—	—	—	—	—	3,030	3,030
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(744)	(744)
Net loss	—	—		(107,568)	—	—	—	(107,568)	(488)	(108,056)
Balance, October 31, 2023	15,020,872	$2	$2,199,704	$(1,515,541)	$(1,672)	$(1,078)	$1,078	$682,493	$17,955	$700,448
Sale of common stock, net of fees	5,302,378	—	92,555	—	—	—	—	92,555	—	92,555
Common stock issued, non-employee compensation	6,651	—	159	—	—	—	—	159	—	159
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	50,358		(951)	—	—	—	—	(951)	—	(951)
Share based compensation	—	—	11,764	—	—	—	—	11,764	—	11,764
Preferred dividends — Series B	—	—	(3,200)	—	—	—	—	(3,200)	—	(3,200)
Effect of foreign currency translation	—	—	—	—	111	—	—	111	—	111
Adjustment for deferred compensation	(4,327)	—	—	—	—	(120)	120	—	—	—
Contributions received for the sale of noncontrolling interest	—	—	—	—	—	—	—	—	25,122	25,122
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1,621)	(1,621)
Net loss	—	—		(126,009)	—	—	—	(126,009)	(30,769)	(156,778)
Balance, October 31, 2024	20,375,932	$2	$2,300,031	$(1,641,550)	$(1,561)	$(1,198)	$1,198	$656,922	$10,687	$667,609
Sale of common stock, net of fees	25,593,629	3	185,682	—	—	—	—	185,685	—	185,685
Common stock issued, non-employee compensation	33,666	—	220	—	—	—	—	220	—	220
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	104,380	—	(503)	—	—	—	—	(503)	—	(503)
Share based compensation	—	—	11,088	—	—	—	—	11,088	—	11,088
Preferred dividends — Series B	—	—	(3,200)	—	—	—	—	(3,200)	—	(3,200)
Effect of foreign currency translation	—	—	—	—	(134)	—	—	(134)	—	(134)
Adjustment for deferred compensation	(32,370)	—	—	—	—	(208)	208	—	—	—
Contributions received for the sale of noncontrolling interest	—	—	—	—	—	—	—	—	4,000	4,000
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2,109)	(2,109)
Net loss	—	—		(187,899)	—	—	—	(187,899)	(3,473)	(191,372)
Balance, October 31, 2025	46,075,237	$5	$2,493,318	$(1,829,449)	$(1,695)	$(1,406)	$1,406	$662,179	$9,105	$671,284

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2025, 2024 and 2023

(Amounts in thousands)

	Year Ended October 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(191,372)	$(156,778)	$(108,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	11,088	11,764	11,954
Depreciation and amortization	40,400	36,193	25,375
Gain on extinguishment of finance obligations and debt, net	-	-	(15,337)
Non-cash interest expense on finance obligations	2,361	2,182	3,228
Unrealized (gain) loss on derivative contracts	(4,008)	9,940	(7,441)
Operating lease costs	1,412	1,404	1,486
Operating lease payments	(1,341)	(1,266)	(1,226)
Impairment expense	65,781	1,264	2,375
Unrealized foreign currency losses	-	-	(57)
Other, net	178	237	456
Decrease (increase) in operating assets:
Accounts receivable	7,752	(7,942)	1,076
Unbilled receivables	(66,139)	(23,043)	(21,921)
Inventories	15,871	(29,247)	4,686
Other assets	(5,880)	(5,404)	(13,090)
(Decrease) increase in operating liabilities:
Accounts payable	(2,758)	(999)	3,001
Accrued liabilities	(118)	4,691	(4,461)
Deferred revenue	1,482	4,098	(22,298)
Net cash used in operating activities	(125,291)	(152,906)	(140,250)
Cash flows from investing activities:
Capital expenditures	(18,601)	(47,721)	(39,355)
Project asset expenditures	(3,939)	(11,832)	(53,007)
Maturity of held-to-maturity debt securities	772,370	835,240	199,090
Purchases of held-to-maturity debt securities	(660,969)	(835,736)	(299,093)
Net cash provided by (used in) investing activities	88,861	(60,049)	(192,365)
Cash flows from financing activities:
Repayment of debt and finance obligations	(14,440)	(11,699)	(47,830)
Proceeds from the issuance of debt	-	23,104	100,500
Payment for deferred financing costs	(172)	(1,159)	(3,469)
Common stock issued for stock plans and related expenses	51	120	56
Contributions received from sale of noncontrolling interest	4,000	25,122	9,052
Distribution to noncontrolling interest	(2,109)	(1,621)	(596)
Payments for taxes related to net share settlement of equity awards	(553)	(1,071)	(885)
Common stock issuance, net of fees	185,685	92,555	97,439
Payment of preferred dividends	(3,200)	(3,200)	(3,200)
Net cash provided by financing activities	169,262	122,151	151,067
Effects on cash from changes in foreign currency rates	77	111	80
Net increase (decrease) in cash, cash equivalents and restricted cash	132,909	(90,693)	(181,468)
Cash, cash equivalents and restricted cash-beginning of period	208,883	299,576	481,044
Cash, cash equivalents and restricted cash-end of period	$341,792	$208,883	$299,576

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents, unrestricted	$278,099	$148,133	$249,952
Restricted cash and cash equivalents - short-term	16,601	12,161	5,159
Restricted cash and cash equivalents - long-term	47,092	48,589	44,465
Total cash, cash equivalents and restricted cash	$341,792	$208,883	$299,576

See accompanying notes to the consolidated financial statements.

Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies

Nature of Business and Basis of Presentation

Headquartered in Danbury, Connecticut, FuelCell Energy, Inc. (together with its subsidiaries, the “Company” “FuelCell Energy,” “we,” “us,” or “our”) is a clean energy technology company and a stationary fuel cell manufacturer with 22 years of operating experience in this field. Unlike traditional power generation methods that rely on combustion, our fuel cells generate electricity electrochemically through a chemical reaction rather than burning fuel, resulting in ultra-low emissions and high efficiency. In addition to our existing core molten carbonate-based commercial products, we engage strategically in research and development, both company-funded and carried out under grants from and commercial agreements with private companies and various government agencies through our Advanced Technologies programs. We focus on generating revenue from our core recurring and non-recurring revenue sources, while working to identify the next trends in clean energy we believe we can commercialize, take to market, and grow into future revenue streams.

We target a range of markets and applications with our products, including utilities and independent power producers, data centers, wastewater treatment, commercial and hospitality, and microgrids, among others. We market our products primarily in the U.S. and Canada, the European Union (the “EU”) and the United Kingdom (the “UK”), and priority Asian markets including South Korea, Singapore, Malaysia, and Thailand. The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries, and those of our consolidated variable interest entities. All intercompany accounts and transactions have been eliminated.

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

As of October 31, 2025, unrestricted cash and cash equivalents totaled $278.1 million compared to $148.1 million as of October 31, 2024. During the years ended October 31, 2025 and 2024, the Company invested in United States (U.S.) Treasury Securities. The amortized cost of the U.S. Treasury Securities outstanding totaled $109.1 million as of October 31, 2024 and was classified as Investments - short-term on the Consolidated Balance Sheets. There were no outstanding U.S. Treasury Securities as of October 31, 2025 as all U.S. Treasury Securities that were outstanding during the year ended October 31, 2025 matured prior to October 31, 2025.

During fiscal year 2025, the Company received the second annual funding from East West Bank under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the year ended October 31, 2025 which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 to the Open Market Sale Agreement, dated July 12, 2022 (as amended, the “Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities

LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. During the year ended October 31, 2025, approximately 25.6 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $7.44 per share, resulting in gross proceeds of approximately $190.4 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $185.7 million after deducting sales commissions totaling approximately $3.8 million and fees totaling approximately $0.9 million. See Note 13. “Stockholders’ Equity” for additional information regarding the Sales Agreement, and Note 22. “Subsequent Events” for additional information regarding sales made subsequent to October 31, 2025 under the Sales Agreement.

On December 27, 2024, the Company filed Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-274971) (the “Registration Statement”), each including a base prospectus covering the offering, issuance and sale by the Company of up to $405.0 million of common stock, warrants and units (or any combination thereof) from time to time in one or more offerings and a prospectus supplement covering the offering, issuance and sale by the Company from time to time of up to approximately $204.9 million of the Company’s common stock, which was the amount remaining under the Sales Agreement as of December 27, 2024. On March 5, 2025, the Company filed Post-Effective Amendment No. 3 to the Registration Statement to update certain information, to provide an updated consent of its independent registered public accounting firm, and to provide an update about the amount of shares then remaining available for offer and sale by the Company under the Sales Agreement. The Registration Statement, as amended by the Post-Effective Amendments, was declared effective by the SEC on March 10, 2025. In the event that the Sales Agreement is terminated, any portion of the aggregate amount of shares of common stock included in the prospectus supplement that is not sold pursuant to the Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.

In addition, the Company has a universal shelf Registration Statement on Form S-3 (No. 333-286842) that was declared effective by the SEC on May 8, 2025. Under this universal shelf Registration Statement, the Company may offer and sell from time to time in one or more offerings up to $200.0 million in the aggregate of (1) shares of the Company’s common stock; (2) shares of the Company’s preferred stock; (3) debt securities; (4) warrants exercisable for common stock, preferred stock, debt securities, units, or other securities of the Company; and (5) units consisting of one or more shares of common stock, shares of preferred stock, debt securities, and/or warrants.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for fiscal year 2026 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation operating portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation operating portfolio in compliance with minimum performance guarantees and operating its generation operating portfolio in accordance with revenue expectations, (iii) obtain financing for project construction and manufacturing expansion, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully advance the commercialization of its solid oxide and carbon capture platforms through partnerships with third parties, (viii) implement capacity expansion for its carbonate products when required, (ix) seek partnerships for solid oxide product commercialization and manufacturing, (x) implement the product cost reductions necessary to achieve profitable operations, (xi) manage working capital and the Company’s unrestricted cash balance and (xii) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such arrangements to construct and deploy our projects to facilitate the growth of our business. The Company has invested capital raised from sales of its common stock to build out its project portfolio. The Company has also utilized and expects to continue to utilize a combination of long-term debt and tax equity financing (e.g., sale-leaseback transactions, partnership flip transactions and the monetization and/or transfer of eligible investment and production tax credits) to finance its project asset portfolio as these projects commence commercial operations. The Company may also seek to undertake private placements of debt securities to finance its project asset portfolio. The Company is also pursuing financing to support its commercial efforts, which include deployment of modules to the repowering opportunities in the South Korean market including the GGE project (as defined elsewhere herein). The proceeds of any such financing, if obtained, may allow the Company to reinvest capital back into the business and to fund other projects. We also expect to seek additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to further reduce or slow planned spending, further reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

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

Allowance for Doubtful Accounts and Credit Losses

The Company had no allowance for doubtful accounts or credit losses as of October 31, 2025 and 2024. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered. The Company would record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances such as in the case of a bankruptcy filing or the deterioration in the customer’s operating results or financial position.

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

The Company completed its annual impairment analysis of goodwill and IPR&D as of July 31, 2025. The goodwill and IPR&D asset were both held by the Company’s Versa reporting unit, which consists of the Company’s subsidiaries, Versa Power Systems, Ltd. and Versa Power Systems, Inc. Goodwill and the IPR&D asset are also reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit or IPR&D asset is more likely than not below its respective carrying value. The Company determined that it was more likely than not that there was impairment of goodwill and the IPR&D asset, and recognized an impairment expense as a result. See Note 4. “Impairment and Restructuring” for additional information regarding the impairment. No impairment expenses were recorded with respect to goodwill or the IPR&D asset during the fiscal years ended October 31, 2024 and 2023.

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

Revenue Recognition

The Company recognizes revenue in accordance with the guidance in ASC Topic 606: Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the amount of revenue recognized for any goods or services reflects the consideration that the Company expects to be entitled to receive in exchange for those goods and services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

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

Advanced Technologies contracts

Advanced Technologies contracts include the promise to perform research and development services and, as such, this represents one performance obligation. Revenue from most government sponsored Advanced Technologies projects is recognized as direct costs are incurred plus allowable overhead less cost share requirements, if any. Revenue is only recognized to the extent the contracts are funded. Revenue recognition for research performed under the Joint Development Agreement (as defined elsewhere herein) with EMTEC and for research performed under the purchase order received from Esso (as defined elsewhere herein) for the Rotterdam project also falls into the practical expedient category where revenue is recorded consistent with the amounts that are to be invoiced.

Payments are based on costs incurred for government sponsored Advanced Technologies. Payments under the Joint Development Agreement with EMTEC are based on time spent and material costs incurred.

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

Variable Interest Entities and Noncontrolling Interests

The Company has tax equity financing transactions with certain participating companies for three partnerships as of October 31, 2025. These transactions are structured as “partnership flips.” A “partnership flip” is a structure commonly used by tax equity investors in financing renewable energy projects. The Company has determined, under the power and benefits criterion of ASC 810, Consolidations, that the Company is the primary beneficiary in these three partnerships since the rights under the agreements for the tax equity transactions are more protective in nature than participatory and, as such, these partnerships will be accounted for as Variable Interest Entities (“VIEs”) under U.S. GAAP. As the primary beneficiary, the Company consolidates the financial position, results of operations and cash flows in our consolidated financial statements, and all intercompany balances and transactions between the Company and these partnerships are eliminated. The Company has recognized the share of the net assets of these partnerships as noncontrolling interests in its Consolidated Balance Sheets. The income or loss allocations reflected in our Consolidated Statements of Operations and Comprehensive Loss may create volatility in our reported results of operations, including potentially changing net loss attributable to stockholders to net income attributable to stockholders, or vice versa, from quarter to quarter. The Company allocates profits and losses to the participating companies’ noncontrolling interest under the HLBV method. See Note 3. “Tax Equity Financings and Investment Tax Credit Sale” for additional information regarding the tax equity financing transactions.

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

Lease Accounting

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company’s obligation to make lease payments arising from the lease over the lease term at the commencement date of the lease. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate based on the information available at the date of adoption in determining the present value of lease payments and used the implicit rate when readily determinable. The Company determined incremental borrowing rates through market sources for secured borrowings including relevant industry rates. The Company’s operating lease ROU assets also include any lease pre-payments and exclude lease incentives. Certain of the Company’s leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from lease ROU assets and lease liabilities to the extent not considered in-substance fixed, and instead, expenses variable payments as incurred. Variable lease expense and lease expense for short term contracts are not material components of lease expense. The Company’s leases generally have remaining lease terms of approximately 1 to 22 years, some of which include options to extend the leases. The exercise of lease renewal options is at the Company’s sole discretion and the Company’s lease ROU assets and liabilities reflect only the options the Company is reasonably certain that it will exercise. We do not have leases with residual value guarantees or similar covenants.

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

Concentrations

We contract with a concentrated number of customers for the sale of our products, for service agreements, for power purchase agreements and for Advanced Technologies contracts. For the years ended October 31, 2025, 2024 and 2023, our top customers accounted for 82%, 68% and 75%, respectively, of our total annual consolidated revenue.

The percent of consolidated revenues from our top customers for the years ended October 31, 2025, 2024 and 2023, respectively, are presented below.

	Years Ended October 31,

	2025	2024	2023
Gyeonggi Green Energy Co., Ltd. (“GGE”)	46%	18%	—%
Connecticut Light and Power	15%	21%	13%
United Illuminating	7%	3%	5%
ExxonMobil Technology and Engineering Company (f/k/a ExxonMobil Research and Engineering Company) ("EMTEC")	6%	8%	8%
Esso Nederland B.V. (“Esso”)	5%	10%	2%
Ameresco/Sacramento Sewer	2%	7%	—%
Korea Southern Power Company ("KOSPO")	1%	1%	31%
Korea Fuel Cell Co., Ltd. ("KFC")	—%	—%	16%
Total	82%	68%	75%

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

Foreign Currency Translation

The functional currency of the Company’s parent entity, and the reporting currency for these consolidated financial statements, is the U.S. dollar. The functional currencies of our foreign subsidiaries are generally local currencies. The assets and liabilities of these entities are translated at the rate of exchange at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange during the period. The translation of the financial statements of FCE Korea Ltd., FCES GmbH and Versa Power Systems Ltd. results in translation gains or losses, which are recorded in Accumulated other comprehensive loss within Stockholders’ equity on the accompanying Consolidated Balance Sheets.

We are also subject to foreign currency transaction gains and losses as certain transactions are denominated in foreign currencies.

Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the guidance during the year ended October 31, 2025. See Part II, Item 8, Note 15 —Segment Information for further detail.

Recent Accounting Guidance Not Yet Effective

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

Note 2. Revenue Recognition

Contract Balances

Contract assets as of October 31, 2025 and 2024 were $131.1 million ($82.1 million long-term) and $65.1 million ($28.3 million long-term), respectively. The contract assets relate to the Company’s rights to consideration for work completed but not yet billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. We bill customers for power platform and power platform component sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual revenues recorded, typically in the subsequent month. Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred. The net change in contract assets represents amounts recognized as revenue offset by customer billings. For the years ended October 31, 2025 and 2024, a total of $30.3 million and $16.0 million, respectively, was transferred to accounts receivable from contract assets recognized at the beginning of the period.

Contract liabilities as of October 31, 2025 and 2024 were $8.7 million and $7.2 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to variable consideration for previously sold products. The net change in contract liabilities represents customer billings offset by revenue recognized.

Consideration Payable to a Customer

As of October 31, 2023, the Company had recorded $6.3 million ($6.0 million long-term) as consideration payable to Toyota Motor North America (“Toyota”), which is included within Accrued liabilities and Long-term debt and other liabilities on the accompanying Consolidated Balance Sheets. The Company received payment for the sale of an investment tax credit with respect to the Toyota project at the Port of Long Beach during the year ended October 31, 2023. The net amount of $6.3 million is being recorded as a reduction to revenue during the period of measurement, which is the 20-year term of the hydrogen production and power purchase agreement between Toyota and the Company (“Toyota HPPA”) that commenced in the first quarter of fiscal year 2024. The balance as of each of October 31, 2025 and 2024 was $6.0 million ($4.5 million long-term).

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

Joint Development Agreement and Rotterdam Pilot Project Purchase Order

Effective as of October 31, 2019, the Company entered into a Joint Development Agreement (as amended, the “Joint Development Agreement”) with ExxonMobil Technology and Engineering Company (formerly known as ExxonMobil Research and Engineering Company) (“EMTEC”), pursuant to which the Company has engaged in exclusive research and development efforts with EMTEC to evaluate and develop new and/or improved carbonate fuel cells to reduce carbon dioxide emissions from industrial and power sources, in exchange for (i) payment by EMTEC of certain fees and costs (including research costs of up to $45.0 million) as well as certain milestone-based payments, and (ii) certain licenses.

In Amendment No. 1 to the Joint Development Agreement (“Amendment No. 1”), which was executed on October 29, 2021 and effective as of October 31, 2021, the Company and EMTEC agreed, among other things, to extend the term of the Joint Development Agreement to April 30, 2022. Amendment No. 1 allowed for the continuation of research intended to enable incorporation of design improvements to Company fuel cell design in order to support a decision to use the improvements in a potential future demonstration of the technology for capturing carbon at an ExxonMobil refinery located in Rotterdam, Netherlands (such demonstration, the “Rotterdam Project”) and provided additional time to achieve the first milestone under the Joint Development Agreement.

In a related letter agreement between the Company and EMTEC, dated as of October 28, 2021 and executed on October 29, 2021 (the “2021 Letter Agreement”), the Company agreed to invest with EMTEC in the Rotterdam Project, should EMTEC move forward with the Rotterdam Project. In the 2021 Letter Agreement, the Company agreed that, if (i) the Company achieved the first milestone under the Joint Development Agreement (which occurred in the first quarter of fiscal year 2022, resulting in a $5.0 million payment to the Company which the Company received in the second quarter of fiscal year 2022) and (ii) EMTEC and the Company executed a contractual agreement to proceed with the Rotterdam Project, then at EMTEC’s option, the Company would either make an investment in the amount of $5.0 million in the Rotterdam Project or discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design, as agreed to by the parties, required for the Rotterdam Project by said amount.

On April 29, 2022, the Company and EMTEC entered into Amendment No. 2 (“Amendment No. 2”) to the Joint Development Agreement, which was effective as of April 30, 2022 and which increased the maximum amount of research costs to be reimbursed by EMTEC from $45.0 million to $50.0 million and further extended the term to December 31, 2022. In Amendment No. 2, the Company and EMTEC also agreed to conduct a joint market study to (a) define application opportunities, commercialization strategies, and development requirements, (b) identify partners for potential pilot/demonstration projects and (c) assess fuel cell/stack/module manufacturing scale-up and cost reduction.

On December 19, 2022, the Company and EMTEC entered into Amendment No. 3 (“Amendment No. 3”) to the Joint Development Agreement, which was effective as of December 1, 2022. In Amendment No. 3, the Company and EMTEC agreed to further extend the term of the Joint Development Agreement such that it would end on August 31, 2023 and to further increase the maximum amount of research costs to be reimbursed by EMTEC from $50.0 million to $60.0 million. Amendment No. 3 (i) allowed for continuation of research intended to enable the parties to finalize data collection in support of the project gate decision for the Rotterdam Project, (ii) allowed for the continuation of the development, engineering and mechanical derisking of the Generation 2 Technology fuel cell module prototype, and (iii) allowed for studying the manufacturing scale-up and cost reduction of a commercial Generation 2 Technology fuel cell carbon capture facility.

On August 25, 2023, the Company and EMTEC entered into Amendment No. 4 to the Joint Development Agreement (“Amendment No. 4”), effective as of August 31, 2023. In Amendment No. 4, the Company and EMTEC agreed to further extend the term of the Joint Development Agreement such that it would end on March 31, 2024 and to further increase the maximum amount of research costs to be reimbursed by EMTEC from $60.0 million to $67.0 million. Amendment No. 4 allowed the parties the opportunity to continue (i) derisking of the Generation 2 Technology fuel cell module demonstration prototype and (ii) the joint marketing and sales efforts to inform development of a new business framework between the parties beyond the current joint development agreement structure.

During the year ended October 31, 2022, the Company achieved the first technical milestone under the Joint Development Agreement and received payment of $5.0 million. At the time, the Company did not recognize revenue in connection with this milestone achievement as a result of its agreement with EMTEC to either make a $5.0 million investment in the Rotterdam Project or discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project by $5.0 million, should the Company enter into a contract with EMTEC to proceed with the Rotterdam Project.

In May 2023, the Company entered into a second letter agreement with EMTEC, pursuant to which the parties agreed that the conditions to the Company’s agreement to invest in the Rotterdam Project were met in April 2023. As a result, the Company recognized $2.5 million of the $5.0 million milestone payment received in fiscal year 2022 as revenue across its deliverables to EMTEC – specifically, the Company recognized aggregate revenue of $2.0 million during fiscal years 2024 and 2023, and the remaining $0.5 million during fiscal year 2025. The other $2.5 million of the $5.0 million milestone payment received under the Joint Development Agreement in fiscal year 2022 was applied to discount EMTEC’s purchase of the Company’s fuel cell module and detailed engineering design for the Rotterdam Project.

On January 31, 2024, the Company received a purchase order valued at $11.6 million from Esso Nederland B.V. (“Esso”), an affiliate of Exxon Mobil Corporation and EMTEC, for fuel cell modules as well as engineering, procurement, fabrication, testing and delivery services required for the construction and implementation of the modular point source carbon capture pilot plant at the Rotterdam Project. During the year ended October 31, 2025, the Company and Esso executed three change orders totaling $5.0 million to the original purchase order, which increased the total purchase order value to $16.6 million. The Company expects that this pilot plant will be completed and commissioned in calendar year 2026.

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

Long-Term Service Agreement with Gyeonggi Green Energy Co., Ltd.

On May 28, 2024, the Company and Gyeonggi Green Energy Co., Ltd. (“GGE”) entered into a LTSA with respect to GGE’s 58.8 MW fuel cell power platform in Hwaseong-si, South Korea (the “GGE Platform”). The GGE Platform is comprised of 21 SureSource 3000 molten carbonate fuel cells (each a “GGE Plant”). Each GGE Plant is comprised of two 1.4-MW carbonate fuel cell modules. Pursuant to the LTSA, GGE and the Company have agreed that (i) GGE will purchase from the Company 42 1.4-MW carbonate fuel cell modules to replace existing fuel cell modules at the GGE Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the GGE Platform. The total amount payable by GGE under the LTSA for the 42 replacement fuel cell modules, balance of plant replacement components, and service is $159.6 million, with payments being and to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the LTSA for such Plants commence. Of this $159.6 million, the Company recognized Product revenues of $66.0 million and Service agreements revenues of $5.0 million during the year ended October 31, 2025, and Product revenues of $18.0 million and Service agreements revenues of $1.9 million during the year ended October 31, 2024.

Pursuant to the LTSA with GGE, the Company will provide various performance guarantees for each GGE Plant related to power generation, fuel consumption, water consumption and heat production. If a GGE Plant fails to achieve such performance requirements, the Company may be required to compensate GGE for such underperformance.

The Company’s service obligations under the LTSA with GGE commence with respect to individual GGE Plants as the Company replaces each GGE Plant’s existing fuel cell modules and commissions the replacement fuel cell modules. The term of the LTSA with respect to each GGE Plant will continue for seven years from the date of commissioning of the replacement fuel cell modules for such GGE Plant.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of October 31, 2025, the Company’s total remaining performance obligations were: $162.4 million for service agreements (expected to be recognized as revenue over approximately three to fifteen years which is based on the remaining term of the service agreements), $373.2 million for generation PPAs (expected to be recognized as revenue over approximately eighteen to nineteen years based on the PPA terms remaining), $5.7 million for Advanced

Technologies contracts (expected to be recognized within approximately two years) and $66.2 million for product purchase agreements (expected to be recognized as revenue over approximately two years based on the replacement schedule under the applicable LTSA).

Note 3. Tax Equity Financings and Investment Tax Credit Sale

Derby Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction on October 31, 2023 with Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”) for two fuel cell power plant installations -- the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, both located in Derby, Connecticut (collectively, the “Derby Projects”). Franklin Park’s tax equity commitment totaled $30.2 million. Of this amount, approximately $9.1 million was received on October 31, 2023 and the remaining approximately $21.1 million was received during the year ended October 31, 2024. In connection with the initial closing of this tax equity financing transaction in fiscal year 2023, the Company paid closing costs of approximately $1.8 million, which included appraisal fees, title insurance expenses and legal and consulting fees.

This transaction was structured as a “partnership flip”, which is a structure commonly used by tax equity investors in the financing of renewable energy projects. Under this partnership flip structure, a partnership, in this case Derby Fuel Cell Holdco, LLC (the “Derby Partnership”), was organized to acquire from FuelCell Energy Finance II, LLC, a wholly-owned subsidiary of the Company, all outstanding equity interests in the Derby Projects. FuelCell Energy Finance II owns the Derby Projects and is the party to the power purchase agreements and all project agreements. At the closing of the transaction, the Derby Projects are owned by the Derby Partnership, with Franklin Park holding the Class A Units, and Fuel Cell Energy Derby Finance Holdco, LLC holding the Class B Units.

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

Since the Derby Projects became operational during the first quarter of fiscal year 2024, the Company has begun to allocate profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. For the year ended October 31, 2025, the net income attributable to noncontrolling interests totaled $1.5 million, and for the year ended October 31, 2024, the net loss attributable to noncontrolling interests totaled $(28.3) million. During the years ended October 31, 2025 and 2024, the Company made priority return distributions to Franklin Park of $1.3 million and $1.0 million, respectively. There were no priority return distributions or amounts allocated to noncontrolling interest for the year ended October 31, 2023 for the Derby Partnership because the Derby Projects were not yet operational.

Groton Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bancorp, Inc. (“East West Bank”) for the 7.4 MW fuel cell project located on the U.S. Navy Submarine Base in Groton, CT (the “Groton Project”). East West Bank’s tax equity commitment totaled $15.0 million.

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

On July 7, 2022, the Company and East West Bank amended their tax equity financing agreement and extended the commercial operations deadline to September 30, 2022. In addition, in the July 7, 2022 amendment to the tax equity financing agreement, the terms of East West Bank’s remaining investment commitment of $12.0 million were modified such that East West Bank will contribute $4.0 million on each of the first, second and third anniversaries of the Groton Project achieving commercial operations, rather than contributing the full $12.0 million when the Groton Project achieved commercial operations. Such contributions are subject to certain customer conditions precedent, including a third-party certification by an independent engineer that the plant is operating in conformance with the amended and restated power purchase agreement. When such contributions are made by East West Bank, the funds are distributed upstream to the Company, as a reimbursement of prior construction costs incurred by the Company. In conjunction with this amendment, the Company agreed to pay aggregate fees of $0.5 million (which are inclusive of the fees from the previous extensions of the commercial operations deadline), which were payable by the Company upon commencement of commercial operations of the plant.

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

During the first quarter of fiscal year 2024, the Company completed the TIP to bring the Groton Project to its rated capacity and the Groton Project reached its design rated output of 7.4 MW. The Company achieved all conditions precedent required for the first annual funding from East West Bank under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution during the year ended October 31, 2024 which is recorded as noncontrolling interest on the Consolidated Balance Sheets. The Company received the second annual funding from East West Bank of $4.0 million during the year ended October 31, 2025, which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

Under most partnership flip structures, tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, East West Bank will receive substantially all of the non-cash value attributable to the Groton Project, which includes accelerated depreciation and Section 48(a) investment tax credits; however, the Company will receive a majority of the cash distributions (based on the operating income of the Groton Project), which are paid quarterly. After East West Bank receives its contractual rate of return, the Company will receive approximately 95% of the cash and tax allocations. The Company (through a separate wholly owned entity) entered into a back leverage debt financing transaction during fiscal year 2023 and is using the cash distributions from the Groton Partnership to service the debt (refer to Note. 12. “Debt” for additional information). During the year ended October 31, 2025 and 2024, the Company made priority return distributions to East West Bank of $0.2 million and $0.1 million, respectively. No priority return distributions were made during the year ended October 31, 2023.

For the years ended October 31, 2025, 2024 and 2023, the net loss attributable to noncontrolling interests totaled $(3.6) million, $(3.5) million and $(2.5) million, respectively.

Yaphank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in November 2021 with Renewable Energy Investors, LLC (“REI”) for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank Long Island. REI’s tax equity commitment totaled $12.4 million.

This transaction was structured as a partnership flip. Under this partnership flip structure, a partnership, in this case YTBFC Holdco, LLC (the “Yaphank Partnership”), was organized to acquire from FuelCell Energy Finance II, LLC, a wholly-owned subsidiary of the Company, all outstanding equity interests in Yaphank Fuel Cell Park, LLC, which in turn owns the LIPA Yaphank Project and is the party to the power purchase agreement and all project agreements. REI holds Class A Units in the Yaphank Partnership and a subsidiary of the Company holds the Class B Units. The initial funding occurred on December 13, 2021, upon the satisfaction of certain conditions precedent (including the receipt of an appraisal and confirmation that the LIPA Yaphank Project would be eligible for the investment tax credit under Section 48 of the Internal Revenue Code of 1986, as amended).  In connection with the initial closing, the Company was able to draw down approximately $3.2 million, of which approximately $0.4 million was used to pay closing costs, including title insurance expenses and legal and consulting fees. The Company drew down the remaining amount of the commitment, approximately $9.2 million, in December 2021 and January 2022, after the LIPA Yaphank Project achieved commercial operation. These proceeds were partially offset by legal and advisory fees of approximately $0.4 million.

The Company determined during the second quarter of fiscal year 2022 that there was an overpayment by REI of the Class A Member Capital Contribution of $0.5 million and as such the Company refunded this amount back to REI, reducing the REI tax equity commitment to $11.9 million. During the years ended October 31, 2025, 2024 and 2023, the Company made priority return distributions to REI of $0.7 million, $0.6 million and $0, respectively, which was calculated at a 2.73% annual interest rate on invested tax equity capital.

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

For the years ended October 31, 2025, 2024 and 2023, net (loss) income attributable to noncontrolling interest for the Yaphank Partnership totaled $(1.4) million, $0.9 million and $2.0 million, respectively.

Toyota Investment Tax Credit Sale

On October 31, 2023, REI purchased investment tax credits (“ITCs”) from Long Beach Trigen, LLC (“LB Seller”), a subsidiary of the Company. The Toyota project qualified for $8.4 million of ITCs. The total amount of the purchase was $7.1 million or $0.85 per $1.00 of purchased ITCs. The Company incurred transaction costs of $0.4 million for legal costs and advisory fees. Toyota Motor North America (“Toyota”) has a contractual right under the Toyota HPPA to receive the benefit of the ITCs and, as a result, the Company recorded the value of the net amount due to Toyota as an accrued liability totaling $6.3 million, which will be reduced over time based on the performance under the terms of the contract with

Toyota (see Note 10. “Accrued Liabilities” for further information). The balance of this accrued liability was $6.0 million as of both October 31, 2025 and October 31, 2024.

Note 4. Impairment and Restructuring

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

On June 4, 2025, the Board of Directors of the Company (the “Board”) approved a global restructuring plan to further reduce operating costs, realign resources toward advancing the Company's core carbonate technologies, and protect the Company's competitive position amid slower-than-expected market investments in clean energy. This plan included: (i) a workforce reduction of 122 employees, or approximately 22% of our workforce across the U.S., Canada and Germany (which reduction was implemented on June 5, 2025), (ii) a significant reduction of discretionary overhead spending, (iii) recalibration of the Torrington manufacturing facility production schedule to align with contracted demand, rather than forecasted demand, which, without continued growth in our closed order book, would result in a decrease in our annualized production rate, (iv) the deferral of certain compensation and benefit obligations, (v) the cessation of the majority of development efforts with respect to our solid oxide technology, and (vi) other targeted cost-saving measures.

Restructuring expense relating to severance for eliminated positions of $5.3 million and $2.6 million was recognized in the years ended October 31, 2025 and 2024, respectively, which has been presented under a separate caption in the Consolidated Statements of Operations and Comprehensive Loss. The accrued restructuring balances as of October 31, 2025 and October 31, 2024 are included within Accrued liabilities on the accompanying Consolidated Balance Sheets. The following table summarizes the activity in accrued severance costs (in thousands):

	September 2024 Restructuring	November 2024 Restructuring	June 2025 Restructuring	Total
Balance as of October 31, 2023	$-	$-	$-	$-
Restructuring expense recognized	2,562	-	-	2,562
Restructuring expense payouts	(327)	-	-	(327)
Balance as of October 31, 2024	$2,235	$-	$-	$2,235
Restructuring expense recognized	-	1,542	3,795	5,337
Restructuring expense payouts	(2,235)	(1,487)	(1,634)	(5,356)
Balance as of October 31, 2025	$-	$55	$2,161	$2,216

Impairment

In conjunction with the restructuring plan approved by the Board and undertaken by the Company in June 2025, the Company ceased certain commercialization and capacity expansion activities related to its solid oxide technology performed by its subsidiaries, Versa Power Systems, Ltd. and Versa Power Systems, Inc. (collectively, the “Versa reporting unit”). As a result, the Company identified goodwill, in-process research and development (“IPR&D”) intangible assets, related inventory and property, plant and equipment (“PP&E”), in each case related to the Company’s prior investments in the Versa reporting unit that might be impaired. The Company tested the fair value of the IPR&D intangible assets using the replacement cost method to establish a fair value according to Accounting Standards Codification (“ASC”) Topic 350, Intangibles, Goodwill and Other (“ASC 350”), and determined that the carrying value of the IPR&D intangible assets was in excess of their fair value and that an impairment of the IPR&D intangible assets existed as of July 31, 2025. The Company also tested the fair value of the Versa reporting unit using the adjusted net asset value method according to ASC 350 to establish a fair value, and determined that the carrying value of the equity in the Versa reporting unit was in excess of its fair value and that an impairment of goodwill existed as of July 31, 2025. As part of the adjusted net asset value method to establish the fair value of the equity in the Versa reporting unit, impairments of certain inventory and PP&E assets were also identified as of July 31, 2025, as the carrying values of these assets exceeded their fair values.

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

In addition, the Company has solid oxide inventory located in Torrington, Connecticut, and, due to the cessation of certain commercialization and capacity expansion activities related to its solid oxide technology, this solid oxide inventory was identified and tested to determine whether its net recoverable value (“NRV”) was lower than its cost, according to ASC Topic 330, Inventory. The Company determined that the carrying value of this inventory was in excess of its NRV and that an impairment of the inventory existed as of July 31, 2025. The Company estimated NRV of this solid oxide inventory by considering its current ability to sell or use the inventory through existing sales/service channels, its ability to sell the inventory at a discounted price through existing sales/service channels, and its ability to use the inventory in other future projects.

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

Due to the impairments identified above, the Company recognized a total impairment expense of $65.8 million for the year ended October 31, 2025, which is presented as Impairment expense within operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. Of the $65.8 million, approximately $42.1 million was related to PP&E, approximately $9.0 million was related to inventory, approximately $9.3 million was related to IPR&D intangible assets, approximately $4.1 million was related to goodwill and approximately $1.3 million was related to purchase order commitments.

To the extent there are further changes in market conditions or the performance of the Company’s long-lived assets, the Company may incur additional impairment expenses in the future.

Note 5. Investments – Short-Term

The Company began to invest in U.S. Treasury Securities during fiscal year 2023. Outstanding U.S. Treasury Securities were classified as held-to-maturity and were recorded at amortized cost. The contractual maturities of the outstanding U.S. Treasury Securities as of October 31, 2024 were within one year and the weighted average yield to maturity was 4.78%. As of October 31, 2025, all of our previously-held U.S. Treasury Securities had matured and the funds received upon maturity were not reinvested. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) of U.S. Treasury Securities as of October 31, 2025 and 2024 (in thousands):

	Amortized	Gross unrealized	Gross unrealized
	cost	gains	losses	Fair value
U.S. Treasury Securities
As of October 31, 2025	$-	$-	$-	$-
As of October 31, 2024	$109,123	$2	$-	$109,125

Note 6. Inventories

Inventories (short and long-term) as of October 31, 2025 and 2024 consisted of the following (in thousands):

	October 31,	October 31,
	2025	2024
Raw materials	$35,234	$35,989
Work-in-process (1)	54,178	80,457
Inventories	89,412	116,446
Inventories – current	(86,196)	(113,703)
Inventories – long-term (2)	$3,216	$2,743
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power platform orders or for use under the Company’s service agreements.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as replacement modules for a specific project asset.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for BOP. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

During the year ended October 31, 2025, the Company recognized an impairment expense of $9.0 million related to certain solid oxide inventories as a result of certain actions taken by the Company pursuant to the restructuring plan undertaken by the Company in June 2025. See Note 4. “Impairment and Restructuring” for additional information regarding the restructuring plan and the impairment expense.

Note 7. Project Assets

Project assets as of October 31, 2025 and 2024 consisted of the following (in thousands):

	October 31,	October 31,	Estimated
	2025	2024	Useful Life
Project Assets – Operating	$306,697	$308,503	4-20 years
Accumulated depreciation	(90,622)	(66,542)
Project Assets – Operating, net	216,075	241,961
Project Assets – Construction in progress	772	170	7-20 years
Project Assets, net	$216,847	$242,131

The estimated useful lives of these project assets are 20 years for BOP and site construction, and four to seven years for modules. Project assets as of October 31, 2025 and 2024 included twelve completed, commissioned installations generating power with respect to which the Company has a PPA with the end-user of power and site host with a net aggregate value of $216.1 million and $242.0 million as of October 31, 2025 and 2024, respectively. Certain of these assets are the subject of sale-leaseback arrangements with Crestmark.

Project assets as of October 31, 2025 and 2024 also include installations with carrying values of $0.8 million and $0.2 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs or projects for which we expect to secure PPAs or otherwise recover the asset value and which have not yet been placed in service.

During fiscal year 2025, there were no impairment charges to project assets.

Fiscal Year 2024 Charges, Including Impairment Charges

The 250 kW Trinity College project and the 1.0 MW UConn project were included in “Construction in progress” as of October 31, 2024. The units to be installed at Trinity College and UConn were to be first article units of our solid oxide power generation product. In reviewing our project cost estimates for these PPAs, it was determined that expected project costs for these PPAs would exceed the expected cash flows under the PPAs and therefore an impairment charge was required. As a result, the Company recorded an impairment charge of $1.3 million that represents the unrecoverable costs incurred through October 31, 2024 for the Trinity College and UConn projects, which have been expensed as generation cost of revenues.

In addition, the Company incurred additional non-recoverable costs of $3.6 million associated with work at the Toyota site for the installation of ancillary equipment during the year ended October 31, 2024. This is consistent with non-recoverable costs at the Toyota project that were expensed as generation cost of revenues, as discussed in the fiscal year 2023 discussion below.

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

Impairment charges for fiscal years 2024 and 2023 are recorded as cost of generation revenues in the Consolidated Statements of Operations and Comprehensive Loss.

Depreciation expense for project assets was $31.1 million, $26.9 million and $19.0 million for the years ended October 31, 2025, 2024 and 2023, respectively.

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

Note 8. Property, Plant and Equipment

Property, plant and equipment as of October 31, 2025 and 2024 consisted of the following (in thousands):

	October 31,	October 31,	Estimated
	2025	2024	Useful Life
Land	$524	$524	—
Building and improvements	23,820	26,581	10‑26 years
Machinery, equipment and software	147,810	144,242	3‑8 years
Furniture and fixtures	5,063	5,451	10 years
Construction in progress	37,356	68,588	—
	214,573	245,386
Accumulated depreciation	(118,137)	(114,700)
Property, plant and equipment, net	$96,436	$130,686

During the year ended October 31, 2025, the Company recognized an impairment expense of $42.1 million related to certain property, plant and equipment as a result of certain actions taken by the Company pursuant to the restructuring plan undertaken by the Company in June 2025. See Note 4. “Impairment and Restructuring” for additional information regarding the restructuring plan and the impairment expense. There were no impairments of property, plant and equipment for the years ended October 31, 2024 and 2023.

Depreciation expense for property, plant and equipment was $8.0 million, $8.0 million and $5.1 million for the years ended October 31, 2025, 2024 and 2023, respectively.

Note 9. Goodwill and Intangible Assets

As of October 31, 2024, the Company had goodwill of $4.1 million and intangible assets of $14.8 million that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa Inc.”) and the 2019 Bridgeport Fuel Cell Project acquisition.

The Versa Inc. acquisition intangible asset represented indefinite-lived IPR&D for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. As a result of the restructuring plan undertaken by the Company in June 2025, which ceased certain commercialization and capacity expansion activities related to its solid oxide technology primarily performed by the Versa reporting unit, the Company recognized impairment expenses equal to the carrying value of the goodwill in Versa Inc. of $4.1 million, and impairment expenses equal to the carrying value of the IPR&D intangible assets in Versa Inc. of $9.3 million during the year ended October 31, 2025. See Note 4. “Impairment and Restructuring” for additional information regarding the restructuring plan and the impairment expenses. Additionally, there were no impairments of goodwill or the IPR&D intangible asset during the years ended October 31, 2024 and 2023.

As of October 31, 2025, the Company had intangible assets of $3.9 million that were recorded in connection with the 2019 Bridgeport Fuel Cell Project acquisition.

Amortization expense for the Bridgeport Fuel Cell Project-related intangible asset was $1.3 million for each of the years ended October 31, 2025, 2024 and 2023.

The following tables summarize the Company’s intangible assets as of October 31, 2025 and 2024 (in thousands):

As of October 31, 2025	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$-	$-	$-
Bridgeport PPA	12,320	(8,429)	3,891
Total	$12,320	$(8,429)	$3,891

As of October 31, 2024	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(7,133)	5,187
Total	$21,912	$(7,133)	$14,779

Amortization expense is recorded on a straight-line basis and future amortization expense will be $1.3 million per year until the Bridgeport PPA is fully amortized.

Note 10. Accrued Liabilities

Accrued liabilities as of October 31, 2025 and 2024 consisted of the following (in thousands):

	October 31,	October 31,
	2025	2024
Accrued payroll and employee benefits (1)	$10,256	$9,808
Consideration payable to a customer (2)	2,515	2,515
Accrued service agreement and PPA costs (3)	11,863	10,574
Accrued legal, taxes, professional and other	4,468	5,230
Accrued severance costs (4)	2,216	2,235
Accrued liabilities	$31,318	$30,362
(1)	The balance in this account represents accrued payroll, payroll taxes and accrued bonus for both periods. The increase in the account balance relates to an increase in accrued bonus as of October 31, 2025.

(2)	The balance represents the net amount due to Toyota as an accrued liability which will be reduced over time based on the performance under the terms of the Toyota HPPA.
(3)	Accrued service agreement costs include loss accruals on service contracts of $8.4 million as of October 31, 2025, which decreased from $9.0 million as of October 31, 2024. The decrease is the result of changes in estimates regarding timing of future module exchanges and future module replacement costs. The accruals for performance guarantees on service agreements and PPAs increased from $1.5 million as of October 31, 2024 to $2.9 million as of October 31, 2025.
(4)	Accrued severance costs represent amounts accrued relating to restructuring activities and workforce reductions that occurred in September 2024, November 2024, and June 2025. Refer to Note 4. “Impairment and Restructuring” for more information about the restructurings.

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

Operating lease expense for each of the years ended October 31, 2025 and 2024 was $1.4 million. Operating lease expense for the year ended October 31, 2023 was $1.5 million. As of October 31, 2025, the weighted average remaining lease term (in years) was approximately 17.4 years and the weighted average discount rate was 7.8%. Lease payments made during the years ended October 31, 2025, 2024 and 2023 totaled $1.3 million, $1.3 million, and $1.2 million, respectively.

As of October 31, 2025, undiscounted maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
Due Year 1	$1,463
Due Year 2	1,565
Due Year 3	1,827
Due Year 4	1,251
Due Year 5	1,120
Thereafter	17,428
Total undiscounted lease payments	24,654
Less imputed interest	(11,768)
Total discounted lease payments	$12,886

Note 12. Debt

Debt as of October 31, 2025 and 2024 consisted of the following (in thousands):

	October 31,	October 31,
	2025	2024
Export-Import Bank of the United States Financing Facility	$9,106	$10,104
Liberty Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	5,204	5,825
Connecticut Green Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	2,402	2,689
Connecticut Green Bank Loan (Derby Subordinated Back Leverage Loan Facility)	3,500	3,500
Connecticut Green Bank Loan (Groton Subordinated Back Leverage Loan Facility)	8,000	8,000
Liberty Bank Term Loan Agreement (Groton Senior Back Leverage Loan Facility)	4,966	5,437
Amalgamated Bank Loan (Groton Senior Back Leverage Loan Facility)	4,936	5,420
Finance obligation for sale-leaseback transactions	18,803	18,811
State of Connecticut Loan	5,123	6,024
OpCo Financing Facility	60,868	70,067
Deferred finance costs	(3,265)	(4,215)
Total debt and finance obligations	119,643	131,662
Current portion of long-term debt and finance obligations	(15,847)	(15,924)
Long-term debt and finance obligations	$103,796	$115,738

Aggregate annual principal payments under our loan agreements, finance obligation, and finance lease obligations for the years subsequent to October 31, 2025 are as follows (in thousands):

Year 1	$14,759
Year 2	10,930
Year 3	12,237
Year 4	11,305
Year 5	46,176
Thereafter (1)	15,483
$110,890
(1)	The annual principal payments included above only include sale-leaseback payments whereas the difference between debt outstanding as of October 31, 2025 and the annual principal payments represent accreted interest and amounts included in the finance obligation that exceed required principal payments.

2024 EXIM Financing

On October 31, 2024, the Company closed on a project debt financing transaction (the “2024 EXIM Financing”) with the Export-Import Bank of the United States (“EXIM”) to support the Company’s obligations under the LTSA with GGE, pursuant to which the Company is supplying GGE with forty-two 1.4-megawatt upgraded carbonate fuel cell modules to replace existing units at GGE’s Hwaseong Baran Industrial Complex. In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $10.1 million. Interest accrues at a fixed interest rate of 5.81%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which was due in January of 2025. After payment of customary fees and transaction costs, net proceeds to the Company were approximately $9.2 million.

The credit agreement between the Company and EXIM with respect to the 2024 EXIM Financing contains certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type. In addition, under this credit agreement, the Company was required to maintain, throughout the term of this credit agreement, a minimum cash balance of $100.0 million. For the purposes of this credit agreement, cash is defined as the sum of unrestricted cash plus all short-term (but no longer than three months), marketable United States Treasury instruments (as measured based on the maturity amount of each instrument).

Subsequent to October 31, 2025, in connection with the 2025 EXIM Financing (as defined elsewhere herein), an amendment to this credit agreement was executed to reduce the minimum cash balance requirement from $100.0 million to $55.0 million. This minimum cash balance of $55.0 million must be maintained under, and throughout the terms of, both the amended credit agreement with respect to the 2024 EXIM Financing and the credit agreement with respect to the 2025 EXIM Financing. See Note 22. “Subsequent Events” for additional information regarding the 2025 EXIM Financing.

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

Upon closing, on May 19, 2023, OpCo Borrower entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366%

in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement, which collateral is described below. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly, with the resulting gains/losses recorded to other income/expense. The fair value adjustments for the years ended October 31, 2025, 2024 and 2023 resulted in a loss of $0.7 million, a loss of $3.1 million, and a gain of $3.3 million, respectively.

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

Finance obligations for sale-leaseback agreements

Several of the Company’s project subsidiaries previously entered into sale-leaseback agreements with PNC and Crestmark for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power.  The Company did not recognize as revenue any of the proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as finance obligations. The outstanding finance obligation balance as of both October 31, 2025 and 2024 was $18.8 million. The outstanding finance obligation for the remaining leases as of October 31, 2025 includes $12.0 million in excess of future required payments which represents imputed interest, not including amounts for the potential repurchase price of the project assets which is based on fair value. The sale-leaseback arrangements with Crestmark include a purchase right for the greater of fair market value or 31% of the purchase price.

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

In April 2023, the Company signed a Third Amendment to the Assistance Agreement (the “Third Amendment”).  The Third Amendment was approved by the State of Connecticut Office of Attorney General on May 18, 2023, and the State

of Connecticut Office of Attorney General released, and the Company received, the countersigned Third Amendment on May 24, 2023, at which time the Third Amendment became effective. The Third Amendment further extended the Target Date to October 31, 2024 and amended the Employment Obligation to require the Company to retain 538 full-time positions in Connecticut on or before October 31, 2024 and to maintain such positions for 24 consecutive months. The 24 consecutive month period ending on or before the Target Date (as extended by the Third Amendment) that yielded the highest annual average positions was to be used to determine compliance with the amended Employment Obligation, provided that no portion of such 24 consecutive months could begin before the date of the Third Amendment. The Third Amendment also requires the Company to furnish a job audit (the “Job Audit”) to the Commissioner of Economic and Community Development (the “Commissioner”) no later than 90 days following the 24-month period described above.

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

A Job Audit was to be performed within 90 days of the Target Date of October 31, 2024. Because the Company did not meet the amended Employment Obligation, an accelerated payment penalty may be assessed in an amount equal to $14,225.00 multiplied by the number of full-time employment positions below the number of positions required by the amended Employment Obligation. Such penalty will be immediately payable upon the determination by the Commissioner that the Company has failed to meet the amended Employment Obligation and will be applied first to accelerate the payment of any outstanding fees, penalties or interest due and then to accelerate the payment of the outstanding principal balance of the loan. The Company estimates that it had an average of 389 employees over the applicable 24 consecutive month period. As a result, the Company has calculated a $2.1 million repayment obligation in connection with the loan, which has been reclassified to current and represents the expected accelerated payment penalty amount. As of October 31, 2025, the Company had not been formally assessed a penalty, but since there are no fees, penalties or interest due, any accelerated payment penalty assessed will be applied to the outstanding principal balance of the loan and will not result in any charges to the Statement of Operations. During fiscal year 2025, the Company had discussions with the State of Connecticut regarding a potential amendment to the terms of the Third Amendment to the Assistance Agreement but as of October 31, 2025 no agreement had been reached. Until this point, the State of Connecticut has not requested repayment of the obligation amount and the Company continues to make regular principal and interest payments. There can be no assurance that an amendment agreement will be reached with the State of Connecticut or that the terms of any such amendment would include more favorable repayment terms than those to which the Company is subject under the Third Amendment as a result of the failure to meet the Employment Obligation.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Deferred Finance Costs

As of October 31, 2025, deferred finance costs related primarily to sale-leaseback transactions entered into with Crestmark, which are being amortized over the 10-year terms of the lease agreements, and payments under the 2024 EXIM Financing, the Derby Back Leverage Financing, the OpCo Financing Facility, the Groton Senior Back Leverage Loan Facility, and the Groton Subordinated Back Leverage Loan Facility, which are being amortized using the effective interest rate method. Any deferred finance costs remaining during fiscal year 2023 which related to the debt payoffs mentioned under the heading “OpCo Financing Facility” above were written off as a loss on extinguishment of finance obligations and debt.

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

2022 Open Market Sale Agreement and Amendments

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

On April 10, 2024, the Company and the Agents entered into Amendment No. 1 to the 2022 Sales Agreement (the 2022 Sales Agreement as amended, the “Sales Agreement”), with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the 2022 Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. Pursuant to the Sales Agreement, the Company is required to pay and has paid each Agent a commission equal to 2.0% of the gross proceeds from each sale of shares made by such Agent under the Sales Agreement.

During the year ended October 31, 2025, approximately 25.6 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $7.44 per share, resulting in gross proceeds of approximately $190.4 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $185.7 million after deducting sales commissions totaling approximately $3.8 million and fees totaling approximately $0.9 million.

During the year ended October 31, 2024, approximately 5.3 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $17.93 per share, resulting in gross proceeds of approximately $95.1 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $92.6 million after deducting sales commissions totaling approximately $1.9 million and fees totaling approximately $0.6 million.

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

As of October 31, 2025, approximately $14.5 million of shares remained available for sale under the Sales Agreement.

See Note 22. “Subsequent Events” for information regarding sales made subsequent to October 31, 2025 under the Sales Agreement.

Note 14. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (referred to herein as Series B Preferred Stock) with a liquidation preference of $1,000.00 per share, in March 2005.

Redeemable Series B Preferred Stock

As of October 31, 2025 and 2024, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. The following is a summary of certain terms of the Series B Preferred Stock.

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

The dividends on the Series B Preferred Stock will be paid in cash, unless a registered holder elects (pursuant to the procedures set forth in the Series B Certificate of Designation) to receive such dividends in shares of the Company’s common stock. Any such shares of common stock paid in lieu of cash dividends will be treated as restricted securities and will not be transferable by the recipient thereof except pursuant to an effective registration statement or pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Dividends of $3.2 million were paid in cash during each of the fiscal years ended October 31, 2025 and 2024. Cumulative declared and unpaid dividends as of each of October 31, 2025 and October 31, 2024 were $0.8 million.

Liquidation. The holders of Series B Preferred Stock are entitled to receive, in the event that the Company is liquidated, dissolved or wound up, whether voluntarily or involuntarily, $1,000.00 per share plus all accumulated and unpaid dividends up to but excluding the date of such liquidation, dissolution, or winding up (the “Liquidation Preference”). Until the holders of Series B Preferred Stock receive the Liquidation Preference with respect to their shares of Series B Preferred Stock in full, no payment will be made on any junior shares, including shares of the Company’s common stock. After the Liquidation Preference is paid in full, holders of the Series B Preferred Stock will not be entitled to receive any further distribution of the Company’s assets. (For the avoidance of doubt, neither the voluntary sale of all or substantially all of the Company’s assets, nor a merger involving the Company, shall be deemed to be a voluntary or involuntary liquidation, dissolution or winding up of the Company.)  As of October 31, 2025 and 2024, the issued and outstanding shares of Series B Preferred Stock had an aggregate Liquidation Preference of $64.0 million.

Conversion Rights. Each share of Series B Preferred Stock may be converted at any time, at the option of the holder, into 0.0197 shares of the Company’s common stock (which is equivalent to a conversion price of $50,760.00 per share) plus cash in lieu of fractional shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Series B Certificate of Designation. The conversion rate is not adjusted for accumulated and unpaid dividends. If converted, holders of Series B Preferred Stock do not receive a cash payment for all accumulated and unpaid dividends; rather, all accumulated and unpaid dividends are canceled.

The Company may, at its option, cause shares of Series B Preferred Stock to be automatically converted into that number of shares of its common stock that are issuable at the then-prevailing conversion rate. The Company may exercise its conversion right only if the closing price of its common stock exceeds 150% of the then-prevailing conversion price ($50,760.00 per share as of October 31, 2025) for 20 trading days during any consecutive 30 trading day period, as described in the Series B Certificate of Designation.

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

Note 15. Segment Information

We are engaged in the development, design, production, construction, operation and servicing of high temperature fuel cells for clean electric power generation. Critical to the success of our business is, among other things, our research and development efforts, both through customer-sponsored projects and Company-sponsored projects. The research and development activities are viewed as another product line that contributes to the development, design, production and sale of fuel cell products, however, it is not considered a separate operating segment. Our Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer. The CODM does not review and assess financial information at a discrete enough level to be able to assess performance of research and development activities as if they operated as a standalone business segment. The CODM is provided with and reviews on a regular basis the Company’s consolidated Net loss, which is our reported measure of segment profit and loss, when making decisions about allocating resources and assessing the performance of the Company. Therefore, the Company has identified one reportable segment: fuel cell power plant production and research.

Significant segment expenses that are provided to the CODM on a regular basis and are included within consolidated Net loss, which is our reported measure of segment profit and loss are:

●	Cost of product revenues,
●	Cost of service agreements revenues,
●	Cost of generation revenues,
●	Cost of Advanced Technologies contract revenues,
●	Administrative and selling expenses, and
●	Research and development expenses.

Other segment items are represented by Interest expense, Interest income, Other income (expense), net, Provision for income taxes and unusual items from time to time, such as Restructuring expense and Impairment expense. The CODM is not regularly provided a measure of segment assets.

Please refer to the Consolidated Statements of Operations and Comprehensive Loss for the years ended October 31, 2025, 2024 and 2023 for significant segment expenses and other segment items.

Revenues, by geographic location (based on the customer’s ordering location) for the years ended October 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
United States	$82,398	$86,962	$63,289
South Korea	75,221	22,836	58,432
Europe	428	1,919	1,673
Canada	115	415	—
Total	$158,162	$112,132	$123,394

Long-lived assets located outside of the United States as of October 31, 2025 and 2024 are not significant individually or in the aggregate.

Note 16. Benefit Plans

We have stockholder approved equity incentive plans, a stockholder approved Employee Stock Purchase Plan and an employee tax-deferred savings plan, which are described in more detail below.

Fifth Amended and Restated 2018 Omnibus Incentive Plan

At the Company’s 2025 Annual Meeting of Stockholders, which was called to order and adjourned on April 3, 2025 and reconvened and concluded on April 17, 2025 (the “2025 Annual Meeting”), the Company’s stockholders approved the amendment and restatement of the FuelCell Energy, Inc. Fourth Amended and Restated 2018 Omnibus Incentive Plan (as so amended and restated, the “Fifth Amended and Restated Incentive Plan”), which had previously been approved by the Board, subject to stockholder approval.

The purpose of the amendment and restatement of the Fourth Amended and Restated 2018 Omnibus Incentive Plan was to authorize the Company to issue up to 750,000 additional shares of the Company’s common stock pursuant to awards under the Fifth Amended and Restated Incentive Plan.

Following the approval of the amendment and restatement (and therefore the Fifth Amended and Restated Incentive Plan) by the Company’s stockholders at the 2025 Annual Meeting, the Fifth Amended and Restated Incentive Plan provides the Company with the authority to issue a total of 2,194,444 shares of the Company’s common stock. The Fifth Amended and Restated Incentive Plan authorizes grants of stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), shares, performance shares, performance units, incentive awards and dividend equivalent units to officers, other employees, directors, consultants and advisors.  Up to 61,111 shares of the Company’s common stock may be issued pursuant to the exercise of incentive stock options. Stock options, RSAs, RSUs and SARs have restrictions as to transferability. Stock option exercise prices are fixed by the Board but shall not be less than the fair market value of our common stock on the date of the grant. SARs may be granted in conjunction with stock options. The Board or the administrator of the Fifth Amended and Restated Incentive Plan may terminate the Fifth Amended and Restated Incentive Plan at any time.  No award may be granted under the Fifth Amended and Restated Plan after the tenth anniversary of the approval of the Fifth Amended and Restated Plan by stockholders at the 2025 Annual Meeting.

Of the 2,194,444 shares of the Company’s common stock authorized to be issued under the Fifth Amended and Restated Incentive Plan as of October 31, 2025, 938,382 remained available for grant as of October 31, 2025. Of the shares remaining available for grant, the Company had reserved up to 234,078 shares for potential future issuance if maximum performance is achieved in connection with the performance stock units granted in fiscal years 2024 and 2025, which are discussed in more detail below under the heading “Long-Term Incentive Plans” below.

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

The ESPP activity for the years ended October 31, 2025, 2024 and 2023 was de minimis.

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

Fiscal Year 2025 Long-Term Incentive Plan Awards:

On December 30, 2024, the Compensation and Leadership Development Committee of the Board (the “Compensation Committee”) approved the specific components of, and the payout calibration for, certain awards to be made under the Company’s Long Term Incentive Plan (which is a sub-plan consisting of awards made under the Company’s 2018 Omnibus Incentive Plan, as amended and restated (the “Omnibus Incentive Plan”)) for fiscal year 2025.  The participants in the Long Term Incentive Plan for fiscal year 2025 are members of senior management. The Plan consists of two award components for fiscal year 2025:

1)	Relative Total Shareholder Return (“TSR”) Performance Share Units (“PSU”). The PSUs granted during the year ended October 31, 2025 will be earned over the performance period ending on October 31, 2027, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR PSUs is the TSR of the Company relative to the TSR of the Russell 2000 from November 1, 2024 through October 31, 2027. The Compensation Committee established the performance assessment criteria for the relative TSR PSUs as the TSR of the Company relative to the TSR of the Russell 2000, with the award calibration being 100% plus or minus 0.5x the difference between the Company’s TSR and the Russell 2000 Index composite TSR. The award is capped at 200% of the target number of PSUs, and the award is further capped at 100% of the target number of PSUs if the Company’s absolute TSR over the performance period is negative. The Company’s TSR is calculated by subtracting the Company’s beginning stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2024) from the ending stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2027), adding any dividends during the period, and then dividing the result by the Company’s beginning stock price. Given that the performance period is still open, the Company has reserved shares equal to 200% of the target number of PSUs, subject to performance during the remaining performance period as well as vesting based on continued service until December 30, 2027 (the third anniversary of the grant date). A portion of the PSUs may be settled in cash in lieu of shares if actual performance achieved with respect to the PSUs is such that the number of PSUs earned exceeds the number of shares then available under the Omnibus Incentive Plan.
2)	Time-vesting RSUs. The time-vesting RSUs granted during the year ended October 31, 2025 will vest at a rate of one-half of the total number of RSUs on each of the first two anniversaries of the date of grant.

Fiscal Year 2024 Long-Term Incentive Plan Awards:

On December 11, 2023, the Compensation Committee approved the specific components of, and the payout calibration for, certain awards to be made under the Company’s Long Term Incentive Plan for fiscal year 2024.  The participants in the Long Term Incentive Plan for fiscal year 2024 are members of senior management. The Plan consists of two award components for fiscal year 2024:

1)	Relative TSR PSU. The PSUs granted during the year ended October 31, 2024 will be earned over the performance period ending on October 31, 2026, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR PSUs is the TSR of the Company relative to the TSR of the Russell 2000 from November 1, 2023 through October 31, 2026. The Compensation Committee established the performance assessment criteria for the relative TSR PSUs as the TSR of the Company relative to the TSR of the Russell 2000, with the award calibration being 100% plus or minus 0.5x the difference between the Company’s TSR and the Russell 2000 Index composite TSR. The award is capped at 200% of the target number of PSUs, and the award is further capped at 100% of the target number of PSUs if the Company’s absolute TSR over the performance period is negative. The Company’s TSR is calculated by subtracting the Company’s beginning stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2023) from the ending stock price (defined as the average closing price of the Company’s common stock over the 20 consecutive trading days ending on October 31, 2026), adding any dividends during the period, and then dividing the result by the Company’s beginning stock price. Given that the performance period is still open, the Company has reserved shares equal to 200% of the target number of PSUs, subject to performance during the remaining performance period as well as vesting based on continued service until December 11, 2026 (the third anniversary of the grant date).
2)	Time-vesting RSUs. The time-vesting RSUs granted during the year ended October 31, 2024 vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant.

Fiscal Year 2023 Long-Term Incentive Plan Awards:

On December 5, 2022, the Board approved a Long-Term Incentive Plan for fiscal year 2023 (the “FY 2023 LTI Plan”) as a sub-plan consisting of awards made under the Omnibus Incentive Plan. The participants in the FY 2023 LTI Plan are members of senior management. The FY 2023 LTI Plan consists of two award components:

1)	Relative TSR PSU awards. The PSUs granted during the year ended October 31, 2023 were earned over the performance period ended on October 31, 2025, but remained subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR PSUs was the TSR of the Company relative to the TSR of the Russell 2000 from November 1, 2022 through October 31, 2025. The Compensation Committee established the performance assessment criteria for the relative TSR PSUs as the TSR of the Company relative to the TSR of the Russell 2000, with the award calibration being 100% plus or minus 0.5x the difference between the Company’s TSR and the Russell 2000 Index composite TSR. The award was capped at 200% of the target number of PSUs, and the award was further capped at 100% of the target number of PSUs if the Company’s absolute TSR over the performance period was negative. The Company’s TSR was calculated by subtracting the Company’s beginning stock price (defined as the average closing price of the Company’s common stock over the 60 consecutive trading days ending on October 31, 2022) from the ending stock price (defined as the average closing price of the Company’s common stock over the 60 consecutive trading days ending on October 31, 2025), adding any dividends during the period, and then dividing the result by the Company’s beginning stock price. On November 19, 2025, based on the calculations described above, the Compensation Committee certified awards at 36.77% of the target amount, subject to continued service until December 5, 2025 (the third anniversary of the grant date).
2)	Time-vesting RSUs. The time-vesting RSUs granted during the year ended October 31, 2023 vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant.

Other Equity Incentive Plans

The Company’s 2010 Equity Incentive Plan remains in effect only to the extent of awards outstanding under the plan as of October 31, 2025.

Share-Based Compensation

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Year Ended October 31,
	2025	2024	2023
Cost of revenues	$871	$1,460	$1,502
Administrative and selling expense	9,420	8,583	8,657
Research and development expense	613	1,428	1,429
	$10,904	$11,471	$11,588

Restricted Stock Units Including Performance Based Awards

The following table summarizes our RSU and PSU activity for the year ended October 31, 2025:

Restricted Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2024	516,561	$64.53
Granted - time-vesting RSUs	507,685	8.11
Granted - PSUs	186,507	14.38
Vested	(146,688)	63.50
Forfeited	(162,004)	38.19
Outstanding as of October 31, 2025	902,061	$26.38

On December 30, 2024, 373,008 RSUs were awarded to senior management under the Company’s Long Term Incentive Plan for fiscal year 2025, which included 186,507 PSUs and 186,501 time-based vesting RSUs. The PSUs are expensed over the three-year service period and the time-based vesting RSUs are expensed over the two-year service period.

In addition to the awards granted to senior management, during the year ended October 31, 2025, the Board also granted a total of 305,137 time-based vesting RSUs to certain salaried employees and 16,047 time-based vesting RSUs to certain hourly employees to promote ownership of the Company’s equity and retention. The time-based vesting RSUs granted during the year ended October 31, 2025 vest at a rate of one-half of the total number of RSUs granted on each of the first two anniversaries of the date of grant.

PSUs are issued assuming participants achieve 100% target performance. The Company also reserves additional shares assuming the maximum performance targets are met. As of October 31, 2025, the Company had reserved an additional 81,250 shares for potential issuance under the awards made under the Company’s Long Term Incentive Plan for fiscal year 2024, and an additional 152,828 shares for potential issuance under the awards made under the Company’s Long Term Incentive Plan for fiscal year 2025.

RSU and PSU expense is based on the fair value of the award at the date of grant and is amortized over the vesting period, which is generally over 2 or 3 years.

As of October 31, 2025, total unrecognized compensation cost related to RSUs and PSUs was $8.7 million, which is expected to be recognized over approximately the next two years on a weighted-average basis.

Stock Awards

During the years ended October 31, 2025, 2024 and 2023, we awarded 33,666, 6,651 and 3,454 shares, respectively, of fully vested, unrestricted common stock to the independent members of our Board as a component of Board compensation, which resulted in recognizing $0.2 million of expense for each of the years ended October 31, 2025, 2024 and 2023.

Employee Tax-Deferred Savings Plans

We offer a 401(k) plan (the “401(k) Plan”) to all full time employees that provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the U.S. Internal Revenue Service (“IRS”). Employee contributions are fully vested when made. Under the 401(k) Plan, there is no option available to the employee to receive or purchase our common stock. Matching contributions of 2% under the 401(k) Plan aggregated $1.0 million, $1.3 million, and $1.1 million for the years ended October 31, 2025, 2024, and 2023, respectively.

Note 17. Income Taxes

The components of loss before income taxes for the years ended October 31, 2025, 2024, and 2023 were as follows (in thousands):

	2025	2024	2023
U.S.	$(199,523)	$(140,713)	$(95,910)
Foreign	8,288	(16,040)	(11,565)
Loss before income taxes	$(191,235)	$(156,753)	$(107,475)

The Company recorded an income tax provision of $0.1 million, $0.03 million and $0.6 million for the years ended October 31, 2025, 2024 and 2023, respectively. The Company also recorded an income tax benefit of approximately $0.3 million in fiscal year 2025 which was primarily related to the impairment of the Versa reporting unit and the resulting write-off of the IPR&D deferred tax liability, which is presented net within Impairment expense in the Consolidated Statements of Operations and Comprehensive Loss.

Franchise tax expense, which is included in administrative and selling expenses, was $0.6 million, $0.5 million and $0.9 million for the years ended October 31, 2025, 2024 and 2023, respectively.

The reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Statutory federal income tax rate	(21.0)%	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of Federal benefits	(4.5)%	(4.4)%	(3.2)%
Foreign withholding tax	0.1%	0.1%	0.5%
Net operating loss expiration and impairment	6.6%	(1.1)%	6.1%
Nondeductible expenditures	0.4%	0.2%	2.1%
Change in tax rates	(0.7)%	(0.4)%	2.8%
Other, net	—%	0.3%	0.6%
Deferred only adjustment	4.6%	(0.4)%	(0.1)%
Valuation allowance	14.6%	26.8%	12.7%
Effective income tax rate	0.1%	0.1%	0.5%

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions such as domestic research cost expensing. The legislation has multiple effective dates, however the earliest effective date for provisions applicable to the Company would be for tax years starting January 1, 2025. Management is still finalizing its assessment of the OBBBA and its impact on the Company, but it does not expect the enactment of this law to have material impact on the tax provision or disclosures for the year ended October 31, 2025.

Our deferred tax assets and liabilities consisted of the following as of October 31, 2025 and 2024 (in thousands):

	2025	2024
Deferred tax assets:
Compensation and benefit accruals	$9,348	$7,344
Bad debt and other allowances	1,881	2,695
Capital loss and tax credit carry-forwards	16,113	16,296
Net operating losses (domestic and foreign)	195,234	170,780
Deferred license revenue	600	871
Accumulated depreciation	17,339	15,969
Grant revenue	95	210
Excess business interest	6,470	5,860
Operating lease liabilities	2,698	1,840
Capitalized research and development	19,878	18,305
Mark-to-market	1,576	1,702
Other	222	150
Gross deferred tax assets:	271,454	242,022
Valuation allowance	(254,310)	(228,139)
Deferred tax assets after valuation allowance	17,144	13,883
Deferred tax liability:
Net loss attributable to noncontrolling interests	(7,817)	(7,567)
In process research and development	—	(2,322)
Right of use assets	(2,366)	(1,556)
Other	(6,961)	(2,745)
Net deferred tax liability	$—	$(307)

We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes significant uncertainty exists surrounding the recoverability of the deferred tax assets. As a result, we recorded a valuation allowance against our net deferred tax assets. As of October 31, 2025, we had $1.1 billion of federal net operating loss (“NOL”) carryforwards, $478.2 million of which expire in the fiscal years 2026 through 2037, and $621.6 million of which do not expire. As of October 31, 2025, we also had $582.1 million of state NOL carryforwards that expire in the fiscal years 2027 through 2040. Additionally, as of October 31, 2025, we had $13.6 million of state tax credits available that will expire from fiscal years 2026 through 2044.

During the 2020 tax year, the Company experienced an “ownership change” as defined by Internal Revenue Code Section 382. As a result, the utilization of federal and state NOLs generated prior to October of 2020 is subject to limitation and a reduction was made in fiscal year 2020 to the carrying balance of the federal and state NOLs to reflect the future limitation on utilization. The Company has updated its analysis of potential ownership changes through October 31, 2025 and concluded that no additional ownership changes have occurred subsequent to October 2020.  In addition, the acquisition of Versa Power Systems Ltd. in fiscal year 2013 triggered a Section 382 ownership change at the level of Versa Power Systems Ltd. which will limit the future usage of some of the federal and state NOLs that we acquired in that transaction. Accordingly, a valuation allowance has been recorded against the deferred tax asset associated with these attributes to reflect the future limitation on utilization.

The Company’s financial statements reflect expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction) presuming the taxing authorities’ full knowledge of the position and all relevant facts.

The Company did not have any unrecognized tax benefits as of October 31, 2025 and 2024. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes; however, because of our significant NOLs, no provision for interest or penalties has been recorded.

We file income tax returns in the U.S. and certain states, primarily Connecticut, California and New York, as well as income tax returns required internationally for South Korea, Germany, Japan and Canada. We are open to examination by the IRS and various states in which we file for fiscal year 2004 to the present.

Note 18. Loss Per Share

Basic loss per common share (“EPS”) is generally calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS is generally calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents.

The calculation of basic and diluted EPS for the years ended October 31, 2025, 2024 and 2023 was as follows (amounts in thousands, except share and per share amounts):

	Year Ended October 31,
	2025	2024	2023
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(187,899)	$(126,009)	$(107,568)
Series B preferred stock dividends	(3,200)	(3,200)	(3,200)
Net loss attributable to common stockholders	$(191,099)	$(129,209)	$(110,768)
Denominator
Weighted average common shares outstanding – basic	25,743,252	16,505,257	13,991,593
Effect of dilutive securities (1)	—	—	—
Weighted average common shares outstanding – diluted	25,743,252	16,505,257	13,991,593
Net loss to common stockholders per share – basic	$(7.42)	$(7.83)	$(7.92)
Net loss to common stockholders per share – diluted (1)	$(7.42)	$(7.83)	$(7.92)
(1)	Due to the net loss to common stockholders in each of the years presented above, diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. As of October 31, 2025, 2024 and 2023, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	October 31,	October 31,	October 31,
	2025	2024	2023
Outstanding options to purchase common stock	505	574	610
Unvested Restricted Stock Units	902,061	516,561	218,105
5% Series B Cumulative Convertible Perpetual Preferred Stock	1,261	1,261	1,261
Total potentially dilutive securities	903,827	518,396	219,976

Note 19. Restricted Cash

As of October 31, 2025 and 2024, there was $63.7 million and $60.8 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	October 31,	October 31,
	2025	2024
Cash Restricted for Outstanding Letters of Credit (1)	$14,152	$14,152
Cash Restricted for Crestmark Sale-Leaseback Transactions	2,916	2,908
Debt Service and Performance Reserves related to OpCo Financing Facility	22,546	24,721
Debt Service and Performance Reserves related to the Senior and Subordinated Back Leverage Loan Facilities	16,477	12,869
Other	7,602	6,100
Total Restricted Cash	63,693	60,750
Restricted Cash and Cash Equivalents – Short-Term (2)	(16,601)	(12,161)
Restricted Cash and Cash Equivalents – Long-Term	$47,092	$48,589
(1)	Letters of credit outstanding as of October 31, 2025 expire on various dates through October 2029.
(2)	Short-term restricted cash and cash equivalents are amounts expected to be released and categorized as unrestricted cash within twelve months of the balance sheet date.

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

Project Fuel Exposure

Certain of our PPAs for project assets in our generation operating portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and the initial three years of the twenty year hydrogen production and power purchase agreement for our Toyota project (through May of 2026); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby and Yaphank project assets and further charges for the Toyota project asset.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fourth quarter of fiscal year 2023 for one contract and the second quarter of fiscal year 2024 for other contracts, which resulted in a change to mark-to-market accounting. The Company recorded a mark-to-market net gain of $4.7 million, a mark-to-market net loss of $6.9 million, and a mark-to-market net gain of $4.1 million associated with the natural gas contract derivatives for the years ended October 31, 2025, 2024 and 2023, respectively. The Company has recorded derivative assets within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $2.0 million and $1.2 million as of October 31, 2025 and October 31, 2024, respectively. The Company has recorded derivative liabilities within long-term debt and other liabilities on the Consolidated Balance Sheets, which had an estimated fair value of $0.1 million and $4.0 million as of October 31, 2025 and October 31, 2024, respectively. The natural gas contract derivatives are classified as Level 2 financial assets/liabilities since the values can be determined based on readily observable inputs for underlying natural gas forward prices.

Other

As of October 31, 2025, the Company had unconditional purchase commitments aggregating $59.8 million, for materials, supplies and services in the normal course of business.

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

Note 21. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	Year Ended October 31,
	2025	2024	2023
Cash interest paid	$7,251	$6,796	$3,088
Income taxes paid	154	16	6
Noncash financing and investing activity:
Noncash reclassifications between inventory and project assets	2,148	4,586	1,987
Director stock compensation	220	159	225
Accrued noncontrolling interest distribution	—	—	148
Addition of operating lease liabilities	3,992	395	1,952
Addition of operating lease right-of-use assets	3,992	395	1,952
Noncash reduction in basis of project assets	—	—	6,330
Accrued purchase of fixed assets, cash paid to be paid in subsequent period	408	2,958	1,646
Accrued purchase of project assets, cash to be paid in subsequent period	1	269	4,515

Note 22. Subsequent Events

Sales of Common Stock Under the Sales Agreement

Subsequent to October 31, 2025, approximately 1.6 million shares of the Company’s common stock were sold under the Sales Agreement (as defined elsewhere herein), at an average sale price of $8.37 per share, resulting in gross proceeds of approximately $13.4 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $13.1 million after deducting sales commissions and fees totaling approximately $0.3 million. Approximately $1.1 million of shares remained available for sale under the Sales Agreement following these sales.

2025 EXIM Financing

On November 26, 2025, the Company closed on its second project debt financing transaction (the “2025 EXIM Financing”) with EXIM to support the Company’s obligations under the LTSA with GGE. In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $25.0 million. Interest accrues at a fixed interest rate of 5.29%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which is due in December 2025. After payment of customary fees and transaction costs, net proceeds were approximately $23.1 million.

The credit agreement between the Company and EXIM with respect to the 2025 EXIM Financing contains certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type. In addition, under this credit agreement and through an amendment to the credit agreement for the 2024 EXIM Financing (as defined elsewhere herein), the Company is required to maintain, throughout the remaining term of the credit agreement for the 2024 EXIM Financing and the term of the credit agreement for the 2025 EXIM Financing, a total minimum cash balance of $55.0 million. The amendment to the credit agreement for the 2024 EXIM Financing, which was executed in conjunction with and at the same time as the credit agreement for the 2025 EXIM Financing, reduced the total minimum cash balance requirement from $100.0 million to $55.0 million. For the purposes of these credit agreements, cash is defined as the sum of unrestricted cash plus all short-term (but no longer than three months), marketable United States Treasury instruments (as measured based on the maturity amount of each instrument).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of FuelCell Energy, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the Company’s internal control over financial reporting as of October 31, 2025, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, we have concluded that the Company’s internal control over financial reporting was effective as of October 31, 2025 based on the specified criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.OTHER INFORMATION

(b) During the three months ended October 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10, with respect to our executive officers, is included in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers”. The other information required by this Item 10 is incorporated by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

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

Item 11.EXECUTIVE COMPENSATION

Information required under this Item 11 is incorporated by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item 12 is incorporated by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

Equity Compensation Plan Information

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the fiscal year ended October 31, 2025.

	Number of		Number of
	Common		securities
	Shares to	Weighted-	remaining
	be issued	average	available for
	upon	exercise	future
	exercise of	price of	issuance
	outstanding	outstanding	under equity
	options and	options and	compensation
Plan Category	rights	rights	plans
Equity compensation plans approved by security holders:
Equity incentive plans (1)	505	$802.56	938,706
Employee stock purchase plan	—	—	2,124
Total	505	$802.56	940,830
(1)	Includes the Company’s 2018 Omnibus Incentive Plan, as amended and restated.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item 13 is incorporated by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item 14 is incorporated by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after fiscal year end.

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

10.8

Amendment to Technology Transfer Distribution and Licensing Agreement dated as of February 7, 2007 and the Stack Technology Transfer License Agreement dated as of October 27, 2009, each by and between the Company and POSCO Energy, Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated as of October 31, 2012).

10.9

Loan Agreement, dated as of March 5, 2013, between Clean Energy Finance and Investment Authority, as Lender, and the Company, as Borrower (incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013).

10.10

Security Agreement, dated March 5, 2013, by the Company in favor of the Clean Energy Finance and Investment Authority (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013).

10.11

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

10.14

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

10.17	*Form of Restricted Stock Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 5, 2018).

10.18	*Form of Restricted Stock Unit Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 5, 2018).

10.19	*Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 8, 2018).

10.20	*Form of Option Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 5, 2018).

10.21

Second Amendment to Assistance Agreement, dated as of January 24, 2019, and approved by the State of Connecticut, Office of the Attorney General on January 28, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019).

10.22

License Agreement, effective as of June 11, 2019, between ExxonMobil Research and Engineering Company and FuelCell Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2019).

10.23

*Employment Agreement, dated as of July 30, 2019, by and between FuelCell Energy, Inc. and Michael Lisowski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2019).

Exhibit No.	Description

10.24

Joint Development Agreement, effective October 31, 2019, by and between FuelCell Energy, Inc. and ExxonMobil Research and Engineering Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2019).

10.25

Amendment to Loan Agreement, dated as of December 19, 2019, by and among FuelCell Energy, Inc. and Connecticut Green Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2019).

10.26

Purchase and Sale Agreement, dated February 11, 2020, by and between Central CA Fuel Cell 2, LLC and Crestmark Equipment Finance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.27

Equipment Lease Agreement, dated February 11, 2020, by and between Central CA Fuel Cell 2, LLC and Crestmark Equipment Finance (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.28

Assignment Agreement, dated February 11, 2020, by Central CA Fuel Cell 2, LLC in favor of Crestmark Equipment Finance (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.29

Pledge Agreement, dated February 11, 2020, by and between FuelCell Energy Finance, LLC and Crestmark Equipment Finance (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.30

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

10.32	*FuelCell Energy, Inc. Long Term Incentive Plan as approved August 24, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020).

10.33

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Performance Share Award (Relative TSR) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2020).

10.34

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Performance Share Award (Absolute TSR) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2020).

10.35

*FuelCell Energy, Inc. Fiscal Year 2021 Long Term Incentive Plan, as approved November 24, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

10.36

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Relative TSR Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

10.37

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Absolute TSR Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

10.38

Amendment No. 1 to Joint Development Agreement between FuelCell Energy, Inc. and ExxonMobil Research and Engineering Company, fully executed on October 29, 2021 and effective as of October 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

Exhibit No.	Description

10.39

Letter Agreement, dated as of October 28, 2021 and effective as of October 29, 2021, between FuelCell Energy, Inc. and ExxonMobil Research and Engineering Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

10.40

Settlement Agreement, dated December 20, 2021, by and between FuelCell Energy, Inc., POSCO Energy Co., Ltd., and Korea Fuel Cell Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2021).

10.41

*Employment Agreement, dated as of March 31, 2022 and effective as of April 18, 2022, by and between FuelCell Energy, Inc. and Mark Feasel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2022).

10.42

Amendment No. 2 to Joint Development Agreement between FuelCell Energy, Inc. and ExxonMobil Technology and Engineering Company, effective as of April 30, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2022).

10.43

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

10.44

Amendment No. 3 to Joint Development Agreement between FuelCell Energy, Inc. and ExxonMobil Technology and Engineering Company, fully executed on December 19, 2022 and effective as of December 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2022).

10.45

Lease, dated May 20, 2005, between Westpen Properties Ltd. and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2023).

10.46

Lease Amending Agreement, dated April 20, 2006, between Westpen Properties Ltd. and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2023).

10.47

Lease Renewal Agreement, dated November 11, 2010, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2023).

10.48

Lease Extension and Amending Agreement, dated October 29, 2013, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2023).

10.49

Lease Extension Agreement, dated November 9, 2016, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2023).

10.50

Lease Extension Agreement, dated January 10, 2020, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2023).

10.51

Lease Expansion, Extension and Amending Agreement, dated January 5, 2023, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2023).

10.52

Lease Expansion and Amending Agreement – Short Term, dated February 20, 2023, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2023).

Exhibit No.	Description

10.53

Letter Agreement between ExxonMobil Technology and Engineering Company and FuelCell Energy, Inc. dated May 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2023).

10.54

FuelCell Energy, Inc. 2018 Employee Stock Purchase Plan, as amended and restated effective as of May 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2023).

10.55

FuelCell Energy, Inc. Fifth Amended and Restated 2018 Omnibus Incentive Plan, effective as of April 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2025).

10.56

Financing Agreement, dated May 19, 2023, among FuelCell Energy Opco Finance 1, LLC (as Borrower), the Lenders party thereto, the LC Issuing Banks party thereto, and Investec Bank plc (as Administrative Agent and Collateral Agent) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.57

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

10.58

Depositary Agreement, dated May 19, 2023, by and among FuelCell Energy Opco Finance 1, LLC (as Borrower), Investec Bank plc (as Collateral Agent and Administrative Agent), and Liberty Bank (as Depositary Agent) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.59

ISDA 2002 Master Agreement, dated May 19, 2023, between Investec Bank plc and FuelCell Energy Opco Finance 1, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.60

ISDA Schedule to the 2002 Master Agreement, dated May 19, 2023, between Investec Bank plc and FuelCell Energy Opco Finance 1, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.61

ISDA 2002 Master Agreement, dated May 19, 2023, between Bank of Montreal and FuelCell Energy Opco Finance 1, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.62

ISDA Schedule to the 2002 Master Agreement, dated May 19, 2023, between Bank of Montreal and FuelCell Energy Opco Finance 1, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 25, 2023).

10.63

Third Amendment to Assistance Agreement by and between the State of Connecticut Acting by the Department of Economic and Community Development, and FuelCell Energy, Inc., effective May 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2023).

10.64

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

10.65

Credit Agreement, dated August 18, 2023, among FuelCell Energy Finance Holdco, LLC (as Borrower), Liberty Bank (as Administrative Agent and Lead Arranger), and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2023).

Exhibit No.	Description

10.66

Credit Agreement, dated August 18, 2023, among FuelCell Energy Finance Holdco, LLC (as Borrower), Connecticut Green Bank (as Administrative Agent), and the Lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2023).

10.67

Security Agreement, dated August 18, 2023, by FuelCell Energy Finance Holdco, LLC for the benefit of Liberty Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 24, 2023).

10.68

Pledge and Security Agreement dated August 19, 2023, by FuelCell Energy Finance Holdco, LLC for the benefit of Liberty Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 24, 2023).

10.69

Deposit Account Security and Pledge Agreement, dated August 18, 2023, among FuelCell Energy Finance Holdco, LLC, Groton Station Fuel Cell, LLC, and Liberty Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 24, 2023).

10.70

Security Agreement, dated, August 18, 2023, by FuelCell Energy Finance Holdco, LLC for the benefit of Connecticut Green Bank (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 24, 2023).

10.71

Pledge and Security Agreement, dated August 18, 2023, by FuelCell Energy Finance Holdco, LLC for the benefit of Connecticut Green Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed August 24, 2023).

10.72

Deposit Account Security and Pledge Agreement, dated August 18, 2023, among FuelCell Energy Finance Holdco, LLC, Groton Station Fuel Cell, LLC, and Connecticut Green Bank (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed August 24, 2023).

10.73

Subordination Agreement, dated August 18, 2023, among Connecticut Green Bank, Liberty Bank, and the Senior Lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed August 24, 2023).

10.74

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

10.78

Lease Amending Agreement, dated September 25, 2023, between 52nd Street Business Centre LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2023, filed on December 19, 2023).

10.79

Amendment No. 1 to Credit Agreement, dated as of October 23, 2023, between Connecticut Green Bank (as administrative agent and lender party) and FuelCell Energy Finance HoldCo, LLC. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2023, filed on December 19, 2023).

10.80

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Performance Share Award Agreement (Relative TSR – Contingent Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2023).

Exhibit No.	Description

10.81

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

10.82

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

10.83

Amendment to Credit Agreement, dated May 2, 2024, between FuelCell Energy Finance Holdco, LLC (as Borrower) and Liberty Bank (as Administrative Agent and Lender) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 10, 2024).

10.84

Amendment No. 2 to Credit Agreement, dated May 2, 2024, among FuelCell Energy Finance Holdco, LLC (as Borrower) and Connecticut Green Bank (as Administrative Agent and Lender) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on June 10, 2024).

10.85

Amendment No. 5 to Joint Development Agreement between FuelCell Energy, Inc. and ExxonMobil Technology and Engineering Company, executed and effective as of March 31, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2024).

10.86

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

10.87

Lease Expansion and Amending Agreement, dated August 2, 2024, between 52nd Street Business Centre, LP, by its General Partner, 52nd Street Business Centre GP Inc., and Versa Power Systems Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 5, 2024).

10.88

Amendment No. 2 to Open Market Sale Agreement among FuelCell Energy, Inc., Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC, dated December 27, 2024 (incorporated by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2024, filed on December 27, 2024).

10.89

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Performance Share Award Agreement – Contingent Cash Settlement (Relative TSR) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2025).

10.90

*Employment Separation Agreement, dated as of April 28, 2025, by and between FuelCell Energy, Inc. and Mark Feasel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2025).

10.91

*Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Jason B. Few (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on June 6, 2025).

10.92

*Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Michael S. Bishop (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on June 6, 2025).

10.93

*Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Joshua Dolger (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on June 6, 2025).

Exhibit No.	Description

10.94

*Amended and Restated Employment Agreement, dated as of June 4, 2025, by and between FuelCell Energy, Inc. and Shankar Achanta (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on June 6, 2025).

10.95

*Employment Separation Agreement, dated as of June 13, 2025, by and between FuelCell Energy, Inc. and Michael Lisowski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2025).

10.96

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Performance Share Award Agreement – Contingent Cash Settlement (Absolute TSR) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2025).

10.97

*Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Award Agreement -- Contingent Cash Settlement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 1, 2025).

10.98

Waiver and Amendment No. 4 to Financing Agreement, dated as of April 29, 2024, between FuelCell Energy Opco Finance 1, LLC (as Borrower), Investec Bank plc (as Administrative Agent and Lender), Liberty Bank (as Lender), Bank of Montreal (as Lender), Amalgamated Bank (as Lender), and Connecticut Green Bank (as Lender).

19	FuelCell Energy, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2024, filed on December 27, 2024).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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
#

Filed with this Annual Report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2025 and 2024, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended October 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Changes in Equity for the fiscal years ended October 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2025, 2024 and

2023, (v) Notes to the Consolidated Financial Statements and (vi) the information included in Part I, Item 1C and Part II, Item 9B(b).

Item 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ Jason B. Few	Dated:	December 18, 2025
Jason B. Few
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jason B. Few Jason B. Few	President, Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2025

/s/ Michael S. Bishop Michael S. Bishop	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 18, 2025

/s/ James H. England James H. England	Director – Chairman of the Board	December 18, 2025

/s/ Betsy Bingham Betsy Bingham	Director	December 18, 2025

/s/ Cynthia Hansen Cynthia Hansen	Director	December 18, 2025

/s/ Matthew Hilzinger Matthew Hilzinger	Director	December 18, 2025

/s/ Tyrone Michael (“TJ”) Jordan Tyrone Michael (“TJ”) Jordan	Director	December 18, 2025

/s/ Donna Sims Wilson Donna Sims Wilson	Director	December 18, 2025

/s/ Natica von Althann Natica von Althann	Director	December 18, 2025