Form 10-Q
period 2026-04-30
FUELCELL ENERGY INC
filed 2026-06-08
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of June 4, 2026: 67,608,173

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	April 30,	October 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$373,167	$278,099
Restricted cash and cash equivalents - short-term	16,577	16,601
Accounts receivable, net	7,684	3,999
Unbilled receivables	43,653	49,008
Inventories	88,449	86,196
Other current assets	14,400	15,907
Total current assets	543,930	449,810
Restricted cash and cash equivalents - long-term	51,108	47,092
Inventories - long-term	-	3,216
Project assets, net	167,512	216,847
Property, plant and equipment, net	95,323	96,436
Operating lease right-of-use assets, net	11,048	11,232
Intangible assets, net	3,242	3,891
Other assets	131,217	103,622
Total assets (1)	$1,003,380	$932,146
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17,351	$15,847
Current portion of operating lease liabilities	1,003	932
Accounts payable	16,464	17,009
Accrued liabilities	24,123	31,318
Deferred revenue	4,359	2,733
Total current liabilities	63,300	67,839
Long-term deferred revenue	10,362	5,985
Long-term operating lease liabilities	11,799	11,954
Long-term debt and other liabilities	129,550	115,227
Total liabilities (1)	215,011	201,005
Redeemable Series B preferred stock (liquidation preference of $64,020 as of April 30, 2026 and October 31, 2025)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 1,000,000,000 shares authorized as of April 30, 2026 and October 31, 2025; 63,549,362 and 46,075,237 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively	6	5
Additional paid-in capital	2,651,450	2,493,318
Accumulated deficit	(1,930,216)	(1,829,449)
Accumulated other comprehensive loss	(1,810)	(1,695)
Treasury stock, Common, at cost (57,681 and 44,913 shares as of April 30, 2026 and October 31, 2025, respectively)	(1,502)	(1,406)
Deferred compensation	1,502	1,406
Total stockholders’ equity	719,430	662,179
Noncontrolling interests	9,082	9,105
Total equity	728,512	671,284
Total liabilities, redeemable Series B preferred stock and total equity	$1,003,380	$932,146
(1)	As of April 30, 2026 and October 31, 2025, the combined assets of the variable interest entities (“VIEs”) were $293,861 and $325,661, respectively, that can only be used to settle obligations of the VIEs. These assets include cash of $2,552, accounts receivable of $696, unbilled accounts receivable of $4,686, operating lease right of use assets of $1,631, other current assets of $175,649, restricted cash and cash equivalents of $826, project assets of $95,460, derivative assets of $1,587 and other assets of $10,774 as of April 30, 2026, and cash of $2,490, accounts receivable of $722, unbilled accounts receivable of $12,865, operating lease right of use assets of $1,643, other current assets of $162,005, restricted cash and cash equivalents of $731, project assets of $141,414, derivative assets of $2,047 and other assets of $1,743 as of October 31, 2025. The combined liabilities of the VIEs as of April 30, 2026 include short-term operating lease liabilities of $207, accounts payable of $170,917, accrued liabilities of $1,379, derivative liabilities of $768, long-term operating lease liability of $2,109 and other non-current liabilities of $362 and, as of October 31, 2025, include short-term operating lease liabilities of $204, accounts payable of $198,736, accrued liabilities of $1,222, derivative liabilities of $21, long-term operating lease liability of $2,123 and other non-current liabilities of $307.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2026	2025
Revenues:
Product	$18,018	$13,027
Service	4,175	8,144
Generation	8,681	12,124
Advanced Technologies	4,715	4,111
Total revenues	35,589	37,406
Costs of revenues:
Product	20,282	16,261
Service	3,489	9,067
Generation	22,055	18,411
Advanced Technologies	2,692	3,105
Total costs of revenues	48,518	46,844
Gross loss	(12,929)	(9,438)
Operating expenses:
Administrative and selling expenses	14,708	16,470
Research and development expenses	7,709	9,896
Restructuring expense	-	6
Impairment expense	42,567	-
Total costs and expenses	64,984	26,372
Loss from operations	(77,913)	(35,810)
Interest expense	(2,859)	(2,548)
Interest income	2,488	1,825
Other income (expense), net	605	(1,132)
Loss before provision for income taxes	(77,679)	(37,665)
Benefit from (provision for) income taxes	50	(84)
Net loss	(77,629)	(37,749)
Net income attributable to noncontrolling interests	278	300
Net loss attributable to FuelCell Energy, Inc.	(77,907)	(38,049)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(78,707)	$(38,849)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(1.45)	$(1.79)
Basic and diluted weighted average shares outstanding	54,224,428	21,740,193

	Three Months Ended April 30,
	2026	2025
Net loss	$(77,629)	$(37,749)
Other comprehensive loss:
Foreign currency translation adjustments	(41)	286
Total comprehensive loss	$(77,670)	$(37,463)
Comprehensive loss attributable to noncontrolling interests	278	300
Comprehensive loss attributable to FuelCell Energy, Inc.	$(77,948)	$(37,763)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2026	2025
Revenues:
Product	$30,060	$13,099
Service	7,364	9,992
Generation	19,669	23,470
Advanced Technologies	9,027	9,842
Total revenues	66,120	56,403
Costs of revenues:
Product	36,677	19,297
Service	6,311	10,735
Generation	36,147	33,705
Advanced Technologies	5,771	7,308
Total costs of revenues	84,906	71,045
Gross loss	(18,786)	(14,642)
Operating expenses:
Administrative and selling expenses	28,178	31,500
Research and development expenses	14,672	20,977
Restructuring expense	-	1,542
Impairment expense	42,567	-
Total costs and expenses	85,417	54,019
Loss from operations	(104,203)	(68,661)
Interest expense	(5,617)	(5,155)
Interest income	5,015	4,213
Other income (expense), net	1,075	(448)
Loss before provision for income taxes	(103,730)	(70,051)
Benefit from (provision for) income taxes	50	(84)
Net loss	(103,680)	(70,135)
Net loss attributable to noncontrolling interests	(2,913)	(3,760)
Net loss attributable to FuelCell Energy, Inc.	(100,767)	(66,375)
Series B preferred stock dividends	(1,600)	(1,600)
Net loss attributable to common stockholders	$(102,367)	$(67,975)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(2.00)	$(3.22)
Basic and diluted weighted average shares outstanding	51,165,339	21,110,664

	Six Months Ended April 30,
	2026	2025
Net loss	$(103,680)	$(70,135)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(115)	54
Total comprehensive loss	$(103,795)	$(70,081)
Comprehensive loss attributable to noncontrolling interests	(2,913)	(3,760)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(100,882)	$(66,321)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2025	46,075,237	$5	$2,493,318	$(1,829,449)	$(1,695)	$(1,406)	$1,406	$662,179	$9,105	$671,284
Sale of common stock, net of fees	6,377,246	—	54,917	—	—	—	—	54,917	—	54,917
Common stock issued, non-employee compensation	6,209	—	46	—	—	—	—	46	—	46
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	156,759	—	(584)	—	—	—	—	(584)	—	(584)
Share based compensation	—	—	2,042	—	—	—	—	2,042	—	2,042
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(74)	—	—	(74)	—	(74)
Adjustment for deferred compensation	(6,209)	—	—	—	—	(47)	47	—	—	—
Contributions received for the sale of noncontrolling interest	—	—	—	—	—	—	—	—	4,000	4,000
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(637)	(637)
Net loss	—	—	—	(22,860)	—	—	—	(22,860)	(3,191)	(26,051)
Balance, January 31, 2026	52,609,242	$5	$2,548,939	$(1,852,309)	$(1,769)	$(1,453)	$1,453	$694,866	$9,277	$704,143
Sale of common stock, net of fees	10,861,233	1	100,391	—	—	—	—	100,392	—	100,392
Common stock issued, non-employee compensation	6,558	—	49	—	—	—	—	49	—	49
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	78,887		(107)	—	—	—	—	(107)	—	(107)
Share based compensation	—	—	2,018	—	—	—	—	2,018	—	2,018
Reclassification of stock-based compensation liability to equity	—	—	960					960		960
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(41)	—	—	(41)	—	(41)
Adjustment for deferred compensation	(6,558)	—	—	—	—	(49)	49	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(473)	(473)
Net loss	—	—		(77,907)	—	—	—	(77,907)	278	(77,629)
Balance, April 30, 2026	63,549,362	$6	$2,651,450	$(1,930,216)	$(1,810)	$(1,502)	$1,502	$719,430	$9,082	$728,512

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2024	20,375,932	$2	$2,300,031	$(1,641,550)	$(1,561)	$(1,198)	$1,198	$656,922	$10,687	$667,609
Sale of common stock, net of fees	690,711	—	5,892	—	—	—	—	5,892	—	5,892
Common stock issued, non-employee compensation	8,335	—	82	—	—	—	—	82	—	82
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	75,834	—	(468)	—	—	—	—	(468)	—	(468)
Share based compensation	—	—	2,142	—	—	—	—	2,142	—	2,142
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(232)	—	—	(232)	—	(232)
Adjustment for deferred compensation	(7,040)	—	—	—	—	(70)	70	—	—	—
Contributions received from sale of noncontrolling interest	—	—	—	—	—	—	—	—	4,000	4,000
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(600)	(600)
Net Loss	—	—	—	(28,326)	—	—	—	(28,326)	(4,060)	(32,386)
Balance, January 31, 2025	21,143,772	$2	$2,306,879	$(1,669,876)	$(1,793)	$(1,268)	$1,268	$635,212	$10,027	$645,239
Sale of common stock, net of fees	1,626,319	—	7,665	—	—	—	—	7,665	—	7,665
Common stock issued, non-employee compensation	12,013	—	46	—	—	—	—	46	—	46
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	6,102	—	(7)	—	—	—	—	(7)	—	(7)
Share based compensation	—	—	4,824	—	—	—	—	4,824	—	4,824
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	286	—	—	286	—	286
Adjustment for deferred compensation	(12,013)	—	—	—	—	(46)	46	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(565)	(565)
Net Loss	—	—	—	(38,049)	—	—	—	(38,049)	300	(37,749)
Balance, April 30, 2025	22,776,193	$2	$2,318,607	$(1,707,925)	$(1,507)	$(1,314)	$1,314	$609,177	$9,762	$618,939

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(103,680)	$(70,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,020	6,966
Depreciation and amortization	21,360	20,836
Non-cash interest expense on finance obligations	1,366	1,188
Unrealized loss (gain) on derivative contracts	432	(301)
Operating lease costs	844	673
Operating lease payments	(731)	(682)
Impairment expense	42,567	-
Other, net	27	160
(Increase) decrease in operating assets:
Accounts receivable	(3,685)	1,718
Unbilled receivables	(22,392)	(13,736)
Inventories	(2,881)	(11,986)
Other assets	1,260	(6,353)
(Decrease) increase in operating liabilities:
Accounts payable	(812)	954
Accrued liabilities	(5,931)	(4,782)
Deferred revenue	6,003	(115)
Net cash used in operating activities	(61,233)	(75,595)
Cash flows from investing activities:
Capital expenditures	(2,477)	(12,341)
Project asset expenditures	(6,193)	(222)
Maturity of held-to-maturity debt securities	-	711,445
Purchases of held-to-maturity debt securities	-	(660,969)
Net cash (used in) provided by investing activities	(8,670)	37,913
Cash flows from financing activities:
Repayment of debt and finance obligations	(9,603)	(6,342)
Proceeds from the issuance of debt	25,036	-
Payment for deferred financing costs	(2,262)	(115)
Common stock issued for stock plans and related expenses	9	16
Contributions received from sale of noncontrolling interest	4,000	4,000
Distribution to noncontrolling interest	(1,110)	(1,165)
Payments for taxes related to net share settlement of equity awards	(700)	(490)
Common stock issuance, net of fees	155,308	13,557
Payment of preferred dividends	(1,600)	(1,600)
Net cash provided by financing activities	169,078	7,861
Effects on cash from changes in foreign currency rates	(115)	54
Net increase (decrease) in cash, cash equivalents and restricted cash	99,060	(29,767)
Cash, cash equivalents and restricted cash-beginning of period	341,792	208,883
Cash, cash equivalents and restricted cash-end of period	$440,852	$179,116

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents, unrestricted	$373,167	$116,061
Restricted cash and cash equivalents - short-term	16,577	12,339
Restricted cash and cash equivalents - long-term	51,108	50,716
Total cash, cash equivalents and restricted cash	$440,852	$179,116

Supplemental cash flow disclosures:
Cash interest paid	$3,776	$3,674
Noncash financing and investing activity:
Noncash reclassifications from inventory to project assets	2,794	2,148
Accrued purchases of fixed assets, cash to be paid in subsequent period	605	2,213
Accrued purchases of project assets, cash to be paid in subsequent period	71	26

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position as of April 30, 2026 and October 31, 2025 and results of operations as of and for the three and six months ended April 30, 2026 and 2025 have been included. All intercompany accounts and transactions have been eliminated.

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

As of April 30, 2026, unrestricted cash and cash equivalents totaled $373.2 million compared to $278.1 million as of October 31, 2025. There were no outstanding U.S. Treasury Securities as of April 30, 2026 or October 31, 2025, as all U.S. Treasury Securities that were outstanding during the three and six month periods ended April 30, 2025 matured prior to October 31, 2025.

During the first quarter of fiscal year 2026, the Company received the third and final annual funding from East West Bancorp, Inc. (“East West Bank”) under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 to the Open Market Sale Agreement, dated July 12, 2022 (as amended, the “Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”), with respect to an at the market offering program under which the Company could, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. Following the sale of substantially all of the $300.0 million of shares previously available under the Sales Agreement, on December 30, 2025, the Company entered into Amendment No. 3 to the Sales Agreement, which removed J.P. Morgan Securities LLC as an Agent and increased the amount of shares that may be sold by the Company under the Sales Agreement to $200.0 million (exclusive of any amounts previously sold under the Sales Agreement prior to the date of Amendment No. 3). During the three months ended April 30, 2026, approximately 10.9 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $9.45 per share, resulting in gross proceeds of approximately $102.6 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $100.4 million after deducting sales commissions totaling approximately $2.1 million and fees totaling approximately $0.1 million. During the six months ended April 30, 2026, approximately 17.2 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $9.22 per share, resulting in gross proceeds of approximately $158.9 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $155.3 million after deducting sales commissions totaling approximately $3.2 million and fees totaling approximately $0.4 million. See Note 12. “Stockholders’ Equity” for additional information regarding the Sales Agreement and Note 20. “Subsequent Events” for additional information regarding sales made subsequent to April 30, 2026 under the Sales Agreement.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for the remainder of fiscal year 2026 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation portfolio in compliance with minimum performance guarantees and operating its generation portfolio in accordance with revenue expectations, (iii) obtain financing for project construction and manufacturing expansion, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully advance the commercialization of its solid oxide and carbon capture platforms through partnerships with third parties, (viii) implement capacity expansion for its carbonate products, (ix) seek partnerships for solid oxide product commercialization and manufacturing, (x) implement the product cost reductions necessary to achieve profitable operations, (xi) manage working capital and the Company’s unrestricted cash balance and (xii) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

Recent Accounting Guidance Not Yet Effective

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Additional disclosures will be required for the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, disclosures will be required relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This guidance is effective for fiscal years beginning after December

15, 2024. We will adopt this guidance in our Annual Report on Form 10-K for the fiscal year ending October 31, 2026, but, other than enhanced disclosure, we do not expect this guidance to have a significant impact on our consolidated financial statements.

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

During the three and six months ended April 30, 2026, priority return distributions were made to Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”) of $0.3 million and $0.6 million, respectively. During the three and six months ended April 30, 2025, priority return distributions were made to Franklin Park of $0.3 million and $0.7 million, respectively. For the three and six months ended April 30, 2026, the net income attributable to noncontrolling interests totaled $0.4 million and $0.7 million, respectively. For the three and six months ended April 30, 2025, the net income attributable to noncontrolling interests totaled $0.4 million and $0.8 million, respectively.

Groton Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bank for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT. East West Bank’s tax equity commitment totaled $15.0 million.

During the three and six months ended April 30, 2026, priority return distributions of zero and $0.2 million were made to East West Bank, respectively. During the three and six months ended April 30, 2025, priority return distributions of $0.1 million and $0.2 million were made to East West Bank, respectively. For the three and six months ended April 30, 2026, the net loss attributable to noncontrolling interests for Groton Station FuelCell Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the Groton Project) totaled $0.03 million and $3.9 million, respectively. For the three and six months ended April 30, 2025, the net income (loss) attributable to noncontrolling interests for Groton Station FuelCell Holdco, LLC totaled $0.01 million and $(3.5) million, respectively.

Yaphank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in November 2021 with Renewable Energy Investors, LLC (“REI”), a subsidiary of Franklin Park Infrastructure, LLC, for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank, Long Island. REI’s tax equity commitment totaled $12.4 million.

During the three and six months ended April 30, 2026, priority return distributions were made to REI of $0.2 million and $0.3 million, respectively. During the three and six months ended April 30, 2025, priority return distributions were made to REI of $0.2 million and $0.3 million, respectively. For the three and six months ended April 30, 2026, net (loss) income attributable to noncontrolling interest for YTBFC Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the LIPA Yaphank Project) totaled $(0.1) million and $0.2 million, respectively. For the three and six months ended April 30, 2025, net loss attributable to noncontrolling interest for YTBFC Holdco, LLC totaled $0.1 million and $1.1 million, respectively.

Note 4. Revenue Recognition

Contract Balances

Contract assets as of April 30, 2026 and October 31, 2025 were $153.5 million ($109.9 million long-term) and $131.1 million ($82.1 million long-term), respectively. The contract assets relate to the Company’s rights to consideration for work completed but not yet billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. We bill customers for power platform and power platform component sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual revenues recorded, typically in the subsequent month. Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred.

Contract liabilities as of April 30, 2026 and October 31, 2025 were $14.7 million and $8.7 million, respectively. These amounts are included on a separate line item as Deferred revenue, and balances expected to be recognized as revenue beyond one year from the balance sheet date are included within Long-term deferred revenue on the accompanying Consolidated Balance Sheets. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to variable consideration for previously sold products. The net change in contract liabilities represents customer billings offset by revenue recognized.

Consideration Payable to a Customer

As of October 31, 2023, the Company had recorded $6.3 million ($6.0 million long-term) as consideration payable to Toyota Motor North America (“Toyota”), which is included within Accrued liabilities and Long-term debt and other liabilities on the accompanying Consolidated Balance Sheets. The Company received payment for the sale of an investment tax credit with respect to the Toyota project at the Port of Long Beach during the year ended October 31, 2023. The net amount of $6.3 million is being recorded as a reduction to revenue during the period of measurement, which is the 20-year term of the hydrogen production and power purchase agreement between Toyota and the Company (“Toyota HPPA”) that commenced in the first quarter of fiscal year 2024. The balance was $6.0 million ($5.1 million long-term) and $6.0 million ($4.5 million long-term) as of April 30, 2026 and October 31, 2025, respectively.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of April 30, 2026, the Company’s total remaining performance obligations were: $155.4 million for service agreements (expected to be recognized as revenue over approximately three to fifteen years which is based on the remaining term of the service agreements), $370.3 million for generation power purchase agreements (“PPAs”) (expected to be recognized as revenue over approximately nineteen to twenty years based on the PPA terms remaining), $4.9 million for Advanced Technologies contracts (expected to be recognized within approximately two years) and $36.1 million for product purchase agreements (expected to be recognized within the next two fiscal years).

Note 5. Restructuring and Impairment

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

Restructuring expense relating to severance for eliminated positions of $0.01 million and $1.5 million was recognized in the three and six months ended April 30, 2025, respectively, which has been presented under a separate caption in the Consolidated Statements of Operations. As of April 30, 2026, $0.6 million of restructuring expense which had yet to be paid out is included within Accrued liabilities on the accompanying Consolidated Balance Sheets. The following table summarizes the activity in accrued severance costs (in thousands):

	September 2024 Restructuring	November 2024 Restructuring	Total
Balance as of October 31, 2024	$2,235	$-	$2,235
Restructuring expense recognized	-	1,536	1,536
Restructuring expense payouts	(786)	(680)	(1,466)
Balance as of January 31, 2025	$1,449	$856	$2,305
Restructuring expense recognized	-	6	6
Restructuring expense payouts	(416)	(463)	(879)
Balance as of April 30, 2025	$1,033	$399	$1,432

	November 2024 Restructuring	June 2025 Restructuring	Total
Balance as of October 31, 2025	$55	$2,161	$2,216
Restructuring expense payouts	(55)	(797)	(852)
Balance as of January 31, 2026	$-	$1,364	$1,364
Restructuring expense recognized	-	-	-
Restructuring expense payouts	-	(795)	(795)
Balance as of April 30, 2026	$-	$569	$569

Impairment

In April 2026, the Company identified indicators suggesting that the carrying value of the project assets associated with the Groton Project may not be recoverable. Due to performance issues encountered with the SureSource 4000 fuel cells at the Groton Project, the Company has elected to upgrade the equipment pursuant to the Groton Project’s PPA to utilize three of the Company’s standard 2.5 MW power blocks, with seven-year stack life design and high efficiency. In accordance with Accounting Standards Codification (“ASC”) Topic 360, Impairment or disposal of long lived assets (“ASC 360”), the Company tested for recoverability by comparing the carrying amount of the asset group to the fair value of the asset group, and determined that the carrying amount exceeded the fair value, and measured the impairment expense as the excess of carrying value over fair value. Fair value was estimated using a combination of expected future undiscounted cash flows under revised operating scenarios and estimated recoverable amounts through potential reuse or disposition of certain components. An impairment expense of $42.6 million was recorded for the three months ended April 30, 2026, which was comprised of $41.5 million of expense related to project assets and $1.1 million of expense related to inventories for the Groton Project. As of April 30, 2026 and as of the date of filing of this Quarterly Report on Form 10-Q, work related to the upgrade had not yet commenced.  It is expected that the upgrade will be completed in fiscal year 2027.

Note 6. Investments – Short-Term

The Company began to invest in U.S. Treasury Securities during fiscal year 2023. Outstanding U.S. Treasury Securities were classified as held-to-maturity and were recorded at amortized cost. There were no outstanding U.S. Treasury Securities as of April 30, 2026 or October 31, 2025, as all U.S. Treasury Securities that were outstanding during the three and six month periods ended April 30, 2025 matured prior to October 31, 2025.

Note 7. Inventories

Inventories (current and long-term) as of April 30, 2026 and October 31, 2025 consisted of the following (in thousands):

	April 30,	October 31,
	2026	2025
Raw materials	$35,282	$35,234
Work-in-process (1)	53,167	54,178
Inventories	88,449	89,412
Inventories – current	(88,449)	(86,196)
Inventories – long-term (2)	$-	$3,216
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

Note 8. Project Assets

Project assets as of April 30, 2026 and October 31, 2025 consisted of the following (in thousands):

	April 30,	October 31,	Estimated
	2026	2025	Useful Life
Project Assets – Operating	$252,430	$306,697	4-20 years
Accumulated depreciation	(86,000)	(90,622)
Project Assets – Operating, net	166,430	216,075
Project Assets – Construction in progress	1,082	772	7-20 years
Project Assets, net	$167,512	$216,847

The estimated useful lives of these project assets are 20 years for balance of plant and site construction, and four to seven years for modules. Project assets as of April 30, 2026 and October 31, 2025 included twelve completed, commissioned installations generating power with respect to which the Company has a PPA with the end-user of power and site host with a net aggregate value of $166.4 million and $216.1 million as of April 30, 2026 and October 31, 2025, respectively. Certain of these assets are the subject of sale-leaseback arrangements with Crestmark Equipment Finance (“Crestmark”). See Note 5. “Restructuring and Impairment” for information regarding the impairment expense to Project assets during the three and six month periods ended April 30, 2026. There was no impairment expense during the three and six month periods ended April 30, 2025.

Project assets as of April 30, 2026 and October 31, 2025 also include installations with carrying values of $1.1 million and $0.8 million, respectively, which are being developed and constructed by the Company in connection with a project for which we have entered into a PPA.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows.

Note 9. Intangible Assets

As of April 30, 2026 and October 31, 2025, the Company had intangible assets of $3.2 million and $3.9 million, respectively, that were recorded in connection with the 2019 Bridgeport Fuel Cell Project acquisition. Gross carrying value of the intangible assets was $12.3 million as of each of April 30, 2026 and October 31, 2025. Accumulated amortization was $9.1 million and $8.4 million as of April 30, 2026 and October 31, 2025, respectively.

Amortization expense for the Bridgeport Fuel Cell Project-related intangible assets for each of the three month periods ended April 30, 2026 and 2025 was $0.3 million, and for each of the six month periods ended April 30, 2026 and 2025 was $0.6 million.

Note 10. Accrued Liabilities

Accrued liabilities as of April 30, 2026 and October 31, 2025 consisted of the following (in thousands):

	April 30,	October 31,
	2026	2025
Accrued payroll and employee benefits (1)	$6,053	$10,256
Consideration payable to a customer (2)	1,566	2,515
Accrued service agreement and PPA costs (3)	11,236	11,863
Accrued legal, taxes, professional and other	4,699	4,468
Accrued severance costs (4)	569	2,216
Accrued liabilities	$24,123	$31,318
(1)	The balance in this account represents accrued payroll, payroll taxes and accrued bonus for both periods.
(2)	The balance represents the net amount due to Toyota as an accrued liability, which will be reduced over time against billings to Toyota for hydrogen sales under the terms of the Toyota HPPA.
(3)	Accrued service agreement costs include loss accruals on service agreements of $8.3 million and $8.4 million, as of April 30, 2026 and October 31, 2025, respectively. The accruals for performance guarantees on service agreements and PPAs were $3.0 million and $2.9 million as of April 30, 2026 and October 31, 2025, respectively.
(4)	Accrued severance costs represent amounts accrued relating to restructuring activities and workforce reductions that occurred in September of fiscal year 2024, and in November and June of fiscal year 2025. Refer to Note 5. “Restructuring and Impairment” for more information about the restructuring plan.

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

Operating lease expense for the three month periods ended April 30, 2026 and 2025 was $0.4 million and $0.3 million, respectively, and for the six month periods ended April 30, 2026 and 2025 was $0.8 million and $0.7 million, respectively. As of April 30, 2026, the weighted average remaining lease term (in years) was approximately 17 years and the weighted average discount rate was 7.8%. Lease payments made during each of the three month periods ended April 30, 2026 and 2025 were $0.4 million. Lease payments made during each of the six month periods ended April 30, 2026 and 2025 were $0.7 million.

Undiscounted maturities of operating lease liabilities as of April 30, 2026 were as follows (in thousands):

Operating Leases
Due Year 1	$1,570
Due Year 2	1,887
Due Year 3	1,520
Due Year 4	1,186
Due Year 5	1,123
Thereafter	16,683
Total undiscounted lease payments	23,969
Less imputed interest	(11,167)
Total discounted lease payments	$12,802

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

During the three months ended April 30, 2026, approximately 10.9 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $9.45 per share, resulting in gross proceeds of approximately $102.6 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $100.4 million after deducting sales commissions totaling approximately $2.1 million and fees totaling approximately $0.1 million. During the six months ended April 30, 2026, approximately 17.2 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $9.22 per share, resulting in gross proceeds of approximately $158.9 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $155.3 million after deducting sales commissions totaling approximately $3.2 million and fees totaling approximately $0.4 million.

As of April 30, 2026, approximately $54.5 million of shares remained available for sale under the Sales Agreement. See Note 20. “Subsequent Events” for information regarding sales made subsequent to April 30, 2026 under the Sales Agreement.

Note 13. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”), with a liquidation preference of $1,000.00 per share, in March 2005.

Series B Preferred Stock

As of April 30, 2026 and October 31, 2025, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash during each of the three month periods ended April 30, 2026 and 2025, and dividends of $1.6 million were paid in cash during each of the six month periods ended April 30, 2026 and 2025.

Note 14. Loss Per Share

The calculation of basic and diluted loss per share was as follows (in thousands, except share and per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(77,907)	$(38,049)	$(100,767)	$(66,375)
Series B preferred stock dividends	(800)	(800)	(1,600)	(1,600)
Net loss attributable to common stockholders	$(78,707)	$(38,849)	$(102,367)	$(67,975)
Denominator
Weighted average common shares outstanding – basic	54,224,428	21,740,193	51,165,339	21,110,664
Effect of dilutive securities (1)	—	—	—	—
Weighted average common shares outstanding – diluted	54,224,428	21,740,193	51,165,339	21,110,664
Net loss to common stockholders per share – basic	$(1.45)	$(1.79)	$(2.00)	$(3.22)
Net loss to common stockholders per share – diluted (1)	$(1.45)	$(1.79)	$(2.00)	$(3.22)
(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of April 30, 2026 and 2025, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	April 30,	April 30,
	2026	2025
Outstanding options to purchase common stock	439	532
Unvested Restricted Stock Units	2,110,363	1,009,460
5% Series B Cumulative Convertible Perpetual Preferred Stock	1,261	1,261
Total potentially dilutive securities	2,112,063	1,011,253

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

Please refer to the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended April 30, 2026 and 2025 for significant segment expenses and other segment items.

Revenues, by geographic location (based on the customer’s ordering location) for the three and six months ended April 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
United States	$14,086	$23,473	$29,935	$41,336
South Korea	21,440	13,830	35,898	14,728
Europe	63	103	181	224
Canada	—	—	106	115
Total	$35,589	$37,406	$66,120	$56,403

Long-lived assets located outside of the United States as of April 30, 2026 and October 31, 2025 are not significant individually or in the aggregate.

Note 16. Restricted Cash

As of April 30, 2026 and October 31, 2025, there was $67.7 million and $63.7 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	April 30,	October 31,
	2026	2025
Cash Restricted for Outstanding Letters of Credit (1)	$12,652	$14,152
Cash Restricted for Crestmark Sale-Leaseback Transactions	2,919	2,916
Cash Restricted for Noeul Green Energy Co., Ltd.	6,325	4,995
Cash Restricted for 2025 EXIM Facility	1,077	-
Debt Service and Performance Reserves related to OpCo Financing Facility	24,602	22,546
Debt Service and Performance Reserves related to the Senior and Subordinated Back Leverage Loan Facilities	15,389	16,477
Other	4,721	2,607
Total Restricted Cash	67,685	63,693
Restricted Cash and Cash Equivalents – Short-Term (2)	(16,577)	(16,601)
Restricted Cash and Cash Equivalents – Long-Term	$51,108	$47,092
(1)	Letters of credit outstanding as of April 30, 2026 expire on various dates through October 2029.
(2)	Short-term restricted cash and cash equivalents are amounts expected to be released and classified as unrestricted cash within twelve months of the balance sheet date.

Note 17. Debt

Debt as of April 30, 2026 and October 31, 2025 consisted of the following (in thousands):

	April 30,	October 31,
	2026	2025
Export-Import Bank of the United States - 2025 Financing Facility (2025 EXIM Financing)	$23,852	$—
Export-Import Bank of the United States - 2024 Financing Facility (2024 EXIM Financing)	8,483	9,106
Liberty Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	4,855	5,204
Connecticut Green Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	2,241	2,402
Connecticut Green Bank Loan (Derby Subordinated Back Leverage Loan Facility)	3,500	3,500
Connecticut Green Bank Loan (Groton Subordinated Back Leverage Loan Facility)	7,597	8,000
Liberty Bank Term Loan Agreement (Groton Senior Back Leverage Loan Facility)	4,717	4,966
Amalgamated Bank Loan (Groton Senior Back Leverage Loan Facility)	4,682	4,936
Finance obligation for sale-leaseback transactions	18,837	18,803
State of Connecticut Loan	4,666	5,123
OpCo Financing Facility	55,643	60,868
Deferred finance costs	(4,893)	(3,265)
Total debt and finance obligations	134,180	119,643
Current portion of long-term debt and finance obligations	(17,351)	(15,847)
Long-term debt and finance obligations	$116,829	$103,796

2025 EXIM Financing

On November 26, 2025, the Company closed on its second project debt financing transaction (the “2025 EXIM Financing”) with the Export-Import Bank of the United States (“EXIM”) to support the Company’s obligations under its long-term service agreement with Gyeonggi Green Energy Co., Ltd. (“GGE”). In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $25.0 million before deducting customary fees and transaction costs, and net proceeds to the Company of approximately $22.7 million after deducting customary fees and transaction costs of approximately $2.3 million. Interest accrues at a fixed interest rate of 5.29%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which was due in December 2025.

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

OpCo Financing Facility Interest Rate Swap – Fair Value Adjustment

The Company’s interest rate swap related to the OpCo Financing Facility (as defined elsewhere herein) is recorded at its fair value each reporting period, with the resulting gains/losses recorded to other income/expense. The interest rate swap is a Level 2 asset/liability since the value can be determined based on the observed values for underlying interest rates. The fair value adjustment for the three and six months ended April 30, 2026 resulted in gains of $0.3 million and $0.7 million, respectively. The fair value adjustment for the three and six months ended April 30, 2025 resulted in losses of $1.6 million and $0.8 million, respectively. The Company has recorded a derivative asset within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $0.3 million as of April 30, 2026, and a derivative liability within long-term debt and other liabilities on the Consolidated Balance Sheets, which had an estimated fair value of $0.4 million as of October 31, 2025.

Groton Back Leverage Financing

See Note 20. “Subsequent Events” for information regarding the Waiver, Consent and Amendment Agreements which were entered into subsequent to April 30, 2026 with respect to the Groton Senior and Subordinated Back Leverage Credit Agreements.

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

Long-Term Incentive Plan Awards for Fiscal Year 2026:

On November 28, 2025, the Compensation and Leadership Development Committee of the Board (the “Compensation Committee”) approved certain awards to be made under the Company’s Long-Term Incentive Plan (the “LTI Plan”) for fiscal year 2026. The LTI Plan is a sub-plan consisting of awards made under the Company’s 2018 Omnibus Incentive Plan (as amended and restated from time to time, the “Omnibus Incentive Plan”). The participants in the LTI Plan are members of senior management. The awards under the LTI Plan consist of two award components:

1)	Absolute Total Shareholder Return (“TSR”) Performance Share Units (“PSU”). The PSUs granted during the six months ended April 30, 2026 will be earned over three performance periods, with the third performance period ending on October 31, 2028, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the TSR PSUs is the absolute TSR of the Company, measured over three performance periods: (1) from November 1, 2025 through October 31, 2026 with respect to 33% of the target number of performance shares; (2) from November 1, 2025 through October 31, 2027 with respect to 33% of the target number of performance shares; and (3) from November 1, 2025 through October 31, 2028 with respect to 34% of the target number of performance shares. TSR performance will be measured by subtracting the beginning stock price of $7.61, representing a 20-trading day average closing price, from the average closing price of the Company’s common stock over the 20 consecutive trading days ending on the last trading day of the applicable performance period, adding any dividends during the period, and then dividing the result by the beginning stock price. For each performance period, a minimum threshold achievement of 20% annualized TSR is necessary to earn 50% of the target number of PSUs, a target achievement of 35% annualized TSR is necessary to earn 100% of the target number of PSUs, and a maximum achievement of 50% annualized TSR is necessary to earn 235% of the target number of PSUs from that particular performance period. Each award is capped at 235% of the target number of performance shares, and each award is further subject to a stock price cap under which the award will be reduced proportionately if the price of the Company’s common stock at the time of payment exceeds a specified dollar amount.

Once performance is certified for each performance period, a corresponding number of PSUs become eligible to vest based on continued service through November 28, 2028 (subject to limited exceptions), at which time awards—to the extent that both the absolute TSR and service vesting requirements have been met—will vest. Given that the performance periods are still open, the Company has reserved shares equal to 235% of the target number of PSUs for each performance period, subject to performance during the remaining performance periods, as well as vesting based on continued service until November 28, 2028 (the third anniversary of the grant date).

2)	Time-vesting Restricted Stock Units (“RSU”). The time-vesting RSUs granted during the six months ended April 30, 2026 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant.

During the six months ended April 30, 2026, 425,176 PSUs and 476,339 time-based vesting RSUs were awarded to senior management under the LTI Plan. The PSUs were issued assuming participants will achieve 100% target performance. The Company has reserved additional shares assuming the maximum performance targets will be met. These PSUs and RSUs were awarded as contingent cash settlement awards, to be settled in cash to the extent necessary to avoid issuing shares in excess of the remaining shares reserved for issuance under the Omnibus Incentive Plan. As the Company’s stockholders approved an amendment and restatement of the Omnibus Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan at the 2026 Annual Meeting of Stockholders, the Company has sufficient shares available under the Omnibus Incentive Plan to settle all of these awards in shares.

In addition to the awards granted to senior management as noted above, during the six months ended April 30, 2026, the Board also granted a total of 704,543 time-based vesting RSUs to certain salaried employees to promote ownership of the Company’s equity and retention. The time-based vesting RSUs granted during the six months ended April 30, 2026 vest at a rate of one-third of the total number of RSUs granted on each of the first three anniversaries of the date of grant.

Share-Based Compensation

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Cost of revenues	$157	$269	$365	$413
Administrative and selling expense	2,295	4,269	4,355	6,129
Research and development expense	125	219	224	324
	$2,577	$4,757	$4,944	$6,866

Restricted Stock Units and Performance Share Units

The following table summarizes our RSU and PSU activity for the six months ended April 30, 2026:

Restricted Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2025	641,027	$20.56
Granted - time-vesting RSUs	1,180,882	7.14
Vested	(311,779)	21.04
Forfeited	(52,622)	10.89
Outstanding as of April 30, 2026	1,457,508	$9.78

Performance Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2025	261,034	$40.68
Granted - PSUs	425,176	7.59
Vested	(9,913)	165.00
TSR adjustment on vested awards	(23,442)	14.00
Outstanding as of April 30, 2026	652,855	$14.08

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

Project Fuel Exposure

Certain of our PPAs for project assets in our generation portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and the initial four years of the twenty year Toyota HPPA (through May 2027); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby and Yaphank project assets and further charges for the Toyota project asset.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fourth quarter of fiscal year 2023 for one contract and in the second quarter of fiscal year 2024 for other contracts, which resulted in a change to mark-to-market accounting. The Company recorded mark-to-market net losses of $4.8 million and $1.2 million associated with the natural gas contract derivatives for the three and six months ended April 30, 2026, respectively. The Company recorded a mark-to-market net loss of $0.8 million and a mark-to-market net gain of $1.1 million associated with the natural gas contract derivatives for the three and six months ended April 30, 2025, respectively. The Company recorded derivative assets within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $1.6 million and $2.0 million as of April 30, 2026 and October 31, 2025, respectively. The Company recorded derivative liabilities within long-term debt and other liabilities on the Consolidated Balance Sheets, which had an estimated fair value of $0.8 million and $0.1 million as of each of April 30, 2026 and October 31, 2025, respectively. The natural gas contract derivatives are classified as Level 2 financial assets/liabilities since the values can be determined based on readily observable inputs for underlying natural gas forward prices.

Other

As of April 30, 2026, the Company had unconditional, aggregate purchase commitments of $77.0 million for materials, supplies and services in the normal course of business.

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

Note 20. Subsequent Events

Sales of Common Stock Under the Sales Agreement

Subsequent to April 30, 2026, approximately 4.1 million shares of the Company’s common stock were sold under the Sales Agreement (as defined elsewhere herein), at an average sale price of $13.31 per share, resulting in gross proceeds of approximately $54.0 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $52.9 million after deducting sales commissions and fees totaling approximately $1.1 million. Approximately $0.5 million of shares remained available for sale under the Sales Agreement following these sales.

Groton Back Leverage Financing Waiver, Consent and Amendment Agreements

Due to the planned equipment upgrade to address performance issues encountered with the SureSource 4000 fuel cells utilized at the 7.4 MW Groton Project and the cessation of electricity production at the Groton Project pending such upgrade, the parties to the Groton Senior Back Leverage Credit Agreement and the Groton Subordinated Back Leverage Credit Agreement have entered into a waiver, consent and amendment agreements to address prospectively the potential failure to maintain certain debt service reserve accounts (“DSCR Reserve Accounts”) and to meet certain debt service coverage ratio covenants under the Groton Senior and Subordinated Back Leverage Credit Agreements (the “Potential DSCR Defaults.”)

Specifically, on June 5, 2026, Liberty Bank, in its capacities as administrative agent and lender, Amalgamated Bank, in its capacity as lender, and Groton Holdco Borrower entered into a Waiver, Consent and Amendment Agreement with respect to the Groton Senior Back Leverage Credit Agreement (the “Senior Waiver”).  Under the Senior Waiver, Liberty Bank and Amalgamated Bank have consented to the funding of deficiencies in the Liberty Bank and Amalgamated Bank DSCR Reserve Accounts by Parent or an affiliate of Parent, rather than Groton Holdco Borrower, and waived certain Potential DSCR Defaults relating to the Liberty Bank and Amalgamated Bank DSCR Reserve Accounts and with respect to the debt service coverage ratio covenants for the periods ending June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027.  As a condition to the waivers and consents set forth in the Senior Waiver, Parent has deposited $3.0 million into the payment reserve account to cover, during the twelve month period beginning on the effective date of the Senior Waiver, amounts payable under the waterfall set forth in the Groton Senior Back Leverage Credit Agreement (including scheduled debt service and required reserve deposits).

In addition, on June 5, 2026, Connecticut Green Bank, in its capacities as administrative agent and lender, and Groton Holdco Borrower entered into a Waiver, Consent and Amendment Agreement with respect to the Groton Subordinated Back Leverage Credit Agreement (the “CGB Waiver”). Under the CGB Waiver, Connecticut Green Bank has consented to the funding of deficiencies in any of the DSCR Reserve Accounts by Parent or an affiliate of Parent, rather than Groton Holdco Borrower, and waived certain Potential DSCR Defaults related to the DSCR Reserve Accounts and with respect to the debt service coverage ratio covenants for the periods ending June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027. A condition to the waivers and consents set forth in the CGB Waiver is the Parent having deposited $3.0 million into the payment reserve account to cover, during the twelve month period beginning on the effective date of the CGB Waiver, amounts payable under the waterfall set forth in the Groton Subordinated Back Leverage Credit Agreement (including scheduled debt service and required reserve deposits).

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations and business prospects, are forward-looking statements. Words such as “expects,” “anticipates,” “estimates,” “goals,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “seeks,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements and are included, along with this statement, for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements are neither historical facts, nor assurances of future performance. Instead, such statements are based only on our beliefs, expectations, and assumptions regarding the future. As such, the realization of matters expressed in forward-looking statements involves inherent risks and uncertainties. Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries of fuel cell technology and products and the market for such products; (ii) the expected timing of completion of our ongoing projects; (iii) our business plans and strategies; (iv) the markets in which we expect to operate and the demand for our products; (v) expected operating results such as revenue growth and earnings; (vi) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (vii) future funding under Advanced Technologies contracts; (viii) future financing for projects, including equity and debt investments by investors and commercial bank financing, as well as overall financial market conditions; (ix) the expected cost competitiveness of our technology; and (x) our ability to achieve our sales plans, our plans to increase our annualized production rate in connection with sales growth, market access and market expansion goals, and cost reduction targets.

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

RECENT DEVELOPMENTS

As outlined in the “Liquidity and Capital Resources” section below, demand for our carbonate platform capacity continues to build alongside broader energy and infrastructure needs. In response, in May 2026, the Company started the execution phase of its plan to expand its carbonate manufacturing capacity at the Torrington facility to accommodate an annualized production rate of up to 500 MW. This manufacturing capacity expansion is expected to require an investment in the range of $200.0 to $275.0 million and is expected to be executed over the next twenty-four months. Also, beginning in May 2026, the Company initiated a ramp in production levels at its Torrington manufacturing facility, targeting an annualized production rate of at least 100 MW by October 31, 2026. This ramp in production levels represents the initial phase of a broader manufacturing expansion, with additional phases expected to be implemented in alignment with contracted backlog and market demand. In parallel, the Company continues to advance its work to evaluate incremental manufacturing capacity expansion beyond 500 MW through a “hub and spoke” model, targeting a potential range of approximately 1.5 gigawatts (“GW”) to 2.0 GW, with a site consultant engaged and initial site selection activities underway.

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

Comparison of the Three Months Ended April 30, 2026 and 2025

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended April 30, 2026 and 2025 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2026	2025	$	%
Total revenues	$35,589	$37,406	$(1,817)	(5)%
Total costs of revenues	48,518	46,844	1,674	4%
Gross loss	$(12,929)	$(9,438)	$(3,491)	(37)%
Gross margin	(36.3)%	(25.2)%

Total revenues for the three months ended April 30, 2026 of $35.6 million reflects a decrease of $1.8 million from $37.4 million for the same period in the prior year. Cost of revenues for the three months ended April 30, 2026 of $48.5 million reflects an increase of $1.7 million from $46.8 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the three months ended April 30, 2026 and 2025 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2026	2025	$	%
Product revenues	$18,018	$13,027	$4,991	38%
Cost of product revenues	20,282	16,261	4,021	25%
Gross loss from product revenues	$(2,264)	$(3,234)	$970	30%
Product revenues gross margin	(12.6)%	(24.8)%

Product revenues were $18.0 million during the three months ended April 30, 2026 and $13.0 million in the comparable prior year period. The increase in product revenues during the three months ended April 30, 2026 was primarily driven by $18.0 million of revenue recognized under the Company’s long-term service agreement (“LTSA”) with Gyeonggi Green Energy Co., Ltd. (“GGE”) for the delivery and commissioning of six fuel cell modules for GGE’s 58.8 MW fuel cell power plant platform in Hwaseong-si, Korea (the “GGE Platform”), compared to $12.0 million of revenue recognized for the delivery and commissioning of four fuel cell modules for the GGE Platform in the comparable prior year period.

Cost of product revenues increased $4.0 million for the three months ended April 30, 2026 to $20.3 million, compared to $16.3 million in the same period in the prior year, primarily due to the higher product sales in the three months ended April 30, 2026. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $3.1 million for the three months ended April 30, 2026, compared to approximately $2.9 million for the three months ended April 30, 2025.

For the three months ended April 30, 2026, we operated at an annualized production rate of approximately 36.4 MW in our Torrington, CT manufacturing facility, compared to an annualized production rate of 29.9 MW for the three months ended April 30, 2025.

Service agreements revenues

Service agreements revenues and related costs for the three months ended April 30, 2026 and 2025 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2026	2025	$	%
Service agreements revenues	$4,175	$8,144	$(3,969)	(49)%
Cost of service agreements revenues	3,489	9,067	(5,578)	(62)%
Gross profit (loss) from service agreements revenues	$686	$(923)	$1,609	174%
Service agreements revenues gross margin	16.4%	(11.3)%

Service agreements revenues for the three months ended April 30, 2026 decreased $4.0 million to $4.2 million from $8.1 million for the three months ended April 30, 2025. The decrease in service agreements revenues during the three months ended April 30, 2026 was primarily due to the fact that there were no module exchanges during the three months ended April 30, 2026 compared to the three module exchanges during the three months ended April 30, 2025.

Cost of service agreements revenues decreased $5.6 million to $3.5 million for the three months ended April 30, 2026 from $9.1 million for the three months ended April 30, 2025, primarily because there were no costs associated with module exchanges during the three months ended April 30, 2026, compared to the cost of three module exchanges in the three months ended April 30, 2025.

Overall gross profit from service agreements revenues was $0.7 million for the three months ended April 30, 2026, compared to a gross loss of $0.9 million for the three months ended April 30, 2025. The overall gross margin was 16.4% for the three months ended April 30, 2026 compared to a gross margin of (11.3)% in the comparable prior year period.

Generation revenues

Generation revenues and related costs for the three months ended April 30, 2026 and 2025 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2026	2025	$	%
Generation revenues	$8,681	$12,124	$(3,443)	(28)%
Cost of generation revenues	22,055	18,411	3,644	20%
Gross loss from generation revenues	$(13,374)	$(6,287)	$(7,087)	(113)%
Generation revenues gross margin	(154.1)%	(51.9)%

Generation revenues for the three months ended April 30, 2026 totaled $8.7 million, which represents a decrease of $3.4 million from the $12.1 million of generation revenues recognized for the three months ended April 30, 2025. The decrease in generation revenues reflects lower output from plants in our generation portfolio during the quarter compared to output from plants in our generation portfolio during the same period in the prior year. The Company incurred approximately $1.6 million of liquidated damages due to the lower output from plants in our generation portfolio during the three months ended April 30, 2026 compared to $0.2 million in the three months ended April 30, 2025. Liquidated damages are recognized as a reduction to revenue. The largest contributor to the lower output during the quarter was the Groton Project which was undergoing repairs. The Company has elected to upgrade this project, and such upgrade would be expected to be completed in fiscal year 2027. Generation revenues for the three months ended April 30, 2026 and 2025 reflect revenue from electricity generated under our power purchase agreements (“PPAs”) and the sale of renewable energy credits from our generation portfolio.

Cost of generation revenues totaled $22.1 million for the three months ended April 30, 2026, compared to $18.4 million for the three months ended April 30, 2025. The overall increase in cost of generation revenues is primarily related to a mark-to-market net loss of $4.8 million related to natural gas purchase contracts recognized during the three months ended April 30, 2026, compared to a mark-to-market net loss of $0.8 million during the three months ended April 30, 2025. Cost of generation revenues included depreciation and amortization of approximately $8.7 million for both of the three month periods ended April 30, 2026 and 2025.

We currently have four projects with fuel sourcing risk, which are the Toyota Project, the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, the latter two of which are located in Derby, Connecticut (collectively, the “Derby Projects”), and our 7.4 MW project in Yaphank, Long Island (the “LIPA Yaphank Project”), all of which require natural gas for which there is no pass-through mechanism. A new one-year fuel supply contract (through May 2027) has been executed for the Toyota Project. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW LIPA Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the LIPA Yaphank Project asset and further impairment charges for the Toyota Project asset.

We had 62.8 MW of power plants in our generation portfolio as of April 30, 2026, which was unchanged from April 30, 2025. This includes 7.4 MW attributed to the design rated output of the Groton Project, although the Groton Project was not operating as of April 30, 2026.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended April 30, 2026 and 2025 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2026	2025	$	%
Advanced Technologies contract revenues	$4,715	$4,111	$604	15%
Cost of Advanced Technologies contract revenues	2,692	3,105	(413)	(13)%
Gross profit from Advanced Technologies contracts	$2,023	$1,006	$1,017	101%
Advanced Technologies contract gross margin	42.9%	24.5%

Advanced Technologies contract revenues for the three months ended April 30, 2026 increased to $4.7 million from $4.1 million for the three months ended April 30, 2025. Advanced Technologies contract revenues recognized under our Joint Development Agreement with ExxonMobil Technology and Engineering Company (“EMTEC”) were approximately $2.1 million, revenues arising from the purchase order received from Esso Nederland B.V. (“Esso”), an affiliate of EMTEC and Exxon Mobil Corporation, related to the Rotterdam project were approximately $2.4 million and revenue recognized under government contracts and other contracts were approximately $0.2 million for the three months ended April 30, 2026. This compares to Advanced Technologies contract revenues recognized under our Joint Development Agreement with EMTEC of approximately $2.3 million, revenue recognized under the Esso purchase order of approximately $1.2 million and revenue recognized under government contracts and other contracts of approximately $0.6 million for the three months ended April 30, 2025.

Cost of Advanced Technologies contract revenues decreased to $2.7 million for the three months ended April 30, 2026, compared to $3.1 million for the three months ended April 30, 2025.

Advanced Technologies contracts for the three months ended April 30, 2026 generated a gross profit of $2.0 million, compared to a gross profit of $1.0 million for the same period in the prior year.

Administrative and selling expenses

Administrative and selling expenses were $14.7 million and $16.5 million for the three months ended April 30, 2026 and 2025, respectively. Administrative and selling expenses were lower during the three months ended April 30, 2026 than during the three months ended April 30, 2025 primarily due to lower compensation expense as a result of the restructuring actions in June 2025.

Research and development expenses

Research and development expenses decreased to $7.7 million for the three months ended April 30, 2026 compared to $9.9 million for the three months ended April 30, 2025. The decrease is primarily due to a decrease in spending on the Company’s commercial development efforts related to our solid oxide power generation and electrolysis platforms and related lower compensation expense as a result of the restructuring actions in November and June of fiscal year 2025.

Restructuring expense

Restructuring expense of $0.01 million for the three months ended April 30, 2025 related to the Company’s workforce reductions in November 2024. There were no comparable charges during the three months ended April 30, 2026.

Impairment expense

In April 2026, the Company identified a triggering event for its project assets related to the Groton Project and evaluated the assets for impairment. The fuel cells installed at the Groton Project are the only SureSource 4000 fuel cells in the Company’s fleet. Due to performance issues encountered with the SureSource 4000 fuel cells at the Groton Project, the Company has elected to upgrade the equipment pursuant to the Groton Project’s PPA to utilize three of the Company’s standard 2.5 MW power blocks, with seven-year stack life design and high efficiency. As a result, an impairment expense of $42.6 million for the three months ended April 30, 2026 was recorded related to certain project assets and inventories for the Groton Project.

Loss from operations

Loss from operations for the three months ended April 30, 2026 was $77.9 million compared to $35.8 million for the three months ended April 30, 2025. This increase was driven primarily by the impairment charges related to the Company’s decision to upgrade the Groton Project, partially offset by decreases in Administrative and selling expenses and Research and development expenses for the three months ended April 30, 2026 compared to the comparable prior year period.

Interest expense

Interest expense for the three months ended April 30, 2026 and 2025 was $2.9 million and $2.5 million, respectively. Interest expense for both periods includes interest on the Derby Senior Back Leverage Loan Facility, the Derby Subordinated Back Leverage Loan Facility, the OpCo Financing Facility, the Groton Senior Back Leverage Loan Facility, the Groton Subordinated Back Leverage Loan Facility, and the 2024 EXIM Financing (in each case, as defined elsewhere herein), which was entered into in October 2024. Interest expense for the three months ended April 30, 2026 also includes interest on the 2025 EXIM Financing (as defined elsewhere herein), which was entered into in November 2025.

Interest income

Interest income was $2.5 million and $1.8 million for the three months ended April 30, 2026 and 2025, respectively. The increase in interest income during the three months ended April 30, 2026 was primarily driven by higher money market investments compared to the three months ended April 30, 2025. Interest income for the three months ended April 30, 2026 represents interest earned on money market investments. Interest income for the three months ended April 30, 2025 represents interest earned on money market investments and interest earned on investments in U.S. Treasury Securities.

Other income (expense), net

Other income (expense), net was $0.6 million and $(1.1) million for the three months ended April 30, 2026 and 2025, respectively. Other income, net for the three months ended April 30, 2026 relates primarily to unrealized gains of $0.3 million on the OpCo Financing Facility interest rate swap derivative and $0.5 million relating to research and development tax credits, offset by foreign currency losses of $0.1 million. Other expense, net for the three months ended April 30, 2025 relates primarily to unrealized losses of $1.6 million on the OpCo Financing Facility interest rate swap derivative.

Benefit from (provision for) income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes, primarily in South Korea. Benefit from (provision for) income tax recorded for the three months ended April 30, 2026 and 2025 was $0.1 million and $(0.1) million, respectively.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three month periods ended April 30, 2026 and 2025.

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

For the three months ended April 30, 2026 and 2025, net (loss) income attributable to noncontrolling interest totaled $(0.03) million and $0.01 million, respectively, for the Groton Project tax equity financing transaction with East West Bank.

For both of the three month periods ended April 30, 2026 and 2025, net loss attributable to noncontrolling interest totaled $0.1 million for the LIPA Yaphank Project tax equity financing transaction with REI.

For both of the three month periods ended April 30, 2026 and 2025, net income attributable to noncontrolling interest totaled $0.4 million for the Derby Projects tax equity financing transaction with Franklin Park.

Net loss attributable to common stockholders and net loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended April 30, 2026 and 2025, net loss attributable to common stockholders was $78.7 million and $38.8 million, respectively, and net loss per common share was $1.45 and $1.79, respectively. The increase in net loss attributable to common stockholders was primarily due to the increase in loss from operations for the three months ended April 30, 2026. The decrease in net loss per common share for the three months ended April 30, 2026 was primarily due to the higher number of weighted average shares outstanding due to share issuances since April 30, 2025.

Comparison of the Six Months Ended April 30, 2026 and 2025

Revenues and Costs of revenues

Our revenues and cost of revenues for the six months ended April 30, 2026 and 2025 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2026	2025	$	%
Total revenues	$66,120	$56,403	$9,717	17%
Total costs of revenues	84,906	71,045	13,861	20%
Gross loss	$(18,786)	$(14,642)	$(4,144)	(28)%
Gross margin	(28.4)%	(26.0)%

Total revenues for the six months ended April 30, 2026 of $66.1 million reflects an increase of $9.7 million from $56.4 million for the same period in the prior year. Cost of revenues for the six months ended April 30, 2026 of $84.9 million reflects an increase of $13.9 million from $71.0 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the six months ended April 30, 2026 and 2025 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2026	2025	$	%
Product revenues	$30,060	$13,099	$16,961	129%
Cost of product revenues	36,677	19,297	17,380	90%
Gross loss from product revenues	$(6,617)	$(6,198)	$(419)	(7)%
Product revenues gross margin	(22.0)%	(47.3)%

Product revenues for the six months ended April 30, 2026 were $30.1 million, compared to $13.1 million in product revenues for the six months ended April 30, 2025. Product revenues for the six months ended April 30, 2026 were driven primarily by revenue recognized under the Company’s LTSA with GGE for the delivery and commissioning of eight fuel cell modules for the GGE Platform, and $6.0 million of revenue recognized under the Company's LTSA with CGN-Yulchon Generation Co., Ltd. (“CGN”) for the delivery and commissioning of two fuel cell modules for CGN’s Yulchon facility in South Korea (the “CGN Platform”). Product revenues for the six months ended April 30, 2025 were driven primarily by revenue recognized under the Company’s LTSA with GGE for the delivery and commissioning of four fuel cell modules for the GGE Platform.

Cost of product revenues totaled $36.7 million in the six months ended April 30, 2026, compared to $19.3 million in the six months ended April 30, 2025. The increase in cost of product revenues in the six months ended April 30, 2026 is primarily due to the ten fuel cell modules that were delivered and commissioned under the Company’s LTSAs with GGE and CGN. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, increased to approximately $7.2 million for the six months ended April 30, 2026, compared to approximately $5.6 million for the six months ended April 30, 2025.

For the six months ended April 30, 2026, we operated at an annualized production rate of approximately 34.5 MW in our Torrington, CT manufacturing facility, compared to an annualized production rate of 30.6 MW for the six months ended April 30, 2025.

Service agreements revenues

Service agreements revenues and related costs for the six months ended April 30, 2026 and 2025 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2026	2025	$	%
Service agreements revenues	$7,364	$9,992	$(2,628)	(26)%
Cost of service agreements revenues	6,311	10,735	(4,424)	(41)%
Gross profit (loss) from service agreements revenues	$1,053	$(743)	$1,796	242%
Service agreements revenues gross margin	14.3%	(7.4)%

Service agreements revenues for the six months ended April 30, 2026 decreased $2.6 million to $7.4 million from $10.0 million for the six months ended April 30, 2025. The decrease in service agreements revenues during the six months ended April 30, 2026 was primarily due to the fact that there were no module exchanges during the six months ended April 30, 2026, compared to the higher number of module exchanges in the six month period ended April 30, 2025.

Cost of service agreements revenues decreased $4.4 million to $6.3 million for the six months ended April 30, 2026 from $10.7 million for the six months ended April 30, 2025. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges. The decrease reflects lower costs due to the fact that there were no module exchanges during the six months ended April 30, 2026, compared to the higher number of module exchanges in the six month period ended April 30, 2025.

Overall gross profit from service agreements revenues was $1.1 million for the six months ended April 30, 2026, which was an increase from a gross loss of $0.7 million for the six months ended April 30, 2025. The overall gross margin was 14.3% for the six months ended April 30, 2026 compared to a gross margin of (7.4)% in the six months ended April 30, 2025.

Generation revenues

Generation revenues and related costs for the six months ended April 30, 2026 and 2025 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2026	2025	$	%
Generation revenues	$19,669	$23,470	$(3,801)	(16)%
Cost of generation revenues	36,147	33,705	2,442	7%
Gross loss from generation revenues	$(16,478)	$(10,235)	$(6,243)	(61)%
Generation revenues gross margin	(83.8)%	(43.6)%

Generation revenues for the six months ended April 30, 2026 totaled $19.7 million, which represents a decrease of $3.8 million from generation revenues recognized of $23.5 million for the six months ended April 30, 2025. The decrease in generation revenues reflects lower output from plants in our generation portfolio resulting from routine and non-routine maintenance activities. The Company incurred approximately $2.4 million of liquidated damages due to the lower output from plants in our generation portfolio during the six months ended April 30, 2026 compared to $0.4 million in the six months ended April 30, 2025. Liquidated damages are recognized as a reduction to revenue. The largest contributor to the lower output during the six months ended April 30, 2026 was the Groton Project which was undergoing repairs. The Company has elected to upgrade this project, and such upgrade would be expected to be completed in fiscal year 2027. Generation revenues for the six months ended April 30, 2026 and 2025 reflect revenue from electricity generated under our PPAs and the sale of renewable energy credits from our generation portfolio.

Cost of generation revenues totaled $36.1 million in the six months ended April 30, 2026, compared to $33.7 million in the six months ended April 30, 2025. The overall increase in cost of generation revenues for the six months ended April 30, 2026 compared to the six months ended April 30, 2025 is primarily due to a mark-to-market net loss the Company incurred of $1.2 million related to natural gas purchase contracts compared to a mark-to-market net gain of $1.1 million in the same period in the prior year, resulting in an overall difference of $2.3 million. Cost of generation revenues included depreciation and amortization of approximately $17.6 million and $16.7 million for the six months ended April 30, 2026 and 2025, respectively.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the six months ended April 30, 2026 and 2025 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2026	2025	$	%
Advanced Technologies contract revenues	$9,027	$9,842	$(815)	(8)%
Cost of Advanced Technologies contract revenues	5,771	7,308	(1,537)	(21)%
Gross profit from Advanced Technologies contracts	$3,256	$2,534	$722	28%
Advanced Technologies contract gross margin	36.1%	25.7%

Advanced Technologies contract revenues decreased to $9.0 million for the six months ended April 30, 2026 from $9.8 million for the six months ended April 30, 2025. Advanced Technologies contract revenues recognized under our Joint Development Agreement with EMTEC were approximately $3.8 million, revenues arising from the purchase order received from Esso related to the Rotterdam project were approximately $4.3 million and revenue recognized under government contracts and other contracts were approximately $0.9 million for the six months ended April 30, 2026. This compares to Advanced Technologies contract revenues recognized under our Joint Development Agreement with EMTEC of approximately $3.5 million, revenue recognized under the Esso purchase order of approximately $4.7 million and revenue recognized under government contracts and other contracts of approximately $1.6 million for the six months ended April 30, 2025.

Cost of Advanced Technologies contract revenues was $5.8 million for the six months ended April 30, 2026, compared to $7.3 million for the six months ended April 30, 2025.

Advanced Technologies contracts for the six months ended April 30, 2026 generated a gross profit of $3.3 million, compared to a gross profit of $2.5 million for the six months ended April 30, 2025.

Administrative and selling expenses

Administrative and selling expenses were $28.2 million and $31.5 million for the six months ended April 30, 2026 and 2025, respectively. Administrative and selling expenses were lower during the six months ended April 30, 2026 than during the six months ended April 30, 2025 primarily due to lower compensation expense as a result of the restructuring actions in June 2025.

Research and development expenses

Research and development expenses decreased to $14.7 million for the six months ended April 30, 2026 compared to $21.0 million for the six months ended April 30, 2025. The decrease is primarily due to a decrease in spending on the Company’s commercial development efforts related to our solid oxide power generation and electrolysis platforms and related lower compensation expense as a result of the restructuring actions in November and June of fiscal year 2025.

Restructuring expense

Restructuring expense of $1.5 million for the six months ended April 30, 2025 related to the Company’s workforce reductions in November 2024. There were no comparable charges during the six months ended April 30, 2026.

Impairment expense

In April 2026, the Company identified a triggering event for its project assets related to the Groton Project and evaluated the assets for impairment. The fuel cells installed at the Groton Project are the only SureSource 4000 fuel cells in the Company’s fleet. Due to performance issues encountered with the SureSource 4000 fuel cells at the Groton Project, the Company has elected to upgrade the equipment pursuant to the Groton Project’s PPA to utilize three of the Company’s standard 2.5 MW power blocks, with seven-year stack life design and high efficiency. As a result, an impairment expense of $42.6 million for the six months ended April 30, 2026 was recorded related to certain project assets and inventories for the Groton Project.

Loss from operations

Loss from operations for the six months ended April 30, 2026 was $104.2 million compared to $68.7 million for the six months ended April 30, 2025. This increase was driven primarily by the impairment charges related to the Company’s decision to upgrade the Groton Project and the increased gross loss, partially offset by decreases in Administrative and selling expenses and research and development expenses for the six months ended April 30, 2026 compared to the same period in the prior year.

Interest expense

Interest expense for the six months ended April 30, 2026 and 2025 was $5.6 million and $5.2 million, respectively. Interest expense for both periods includes interest on the Derby Senior Back Leverage Loan Facility, the Derby Subordinated Back Leverage Loan Facility, the OpCo Financing Facility, the Groton Senior Back Leverage Loan Facility, the Groton Subordinated Back Leverage Loan Facility, and the 2024 EXIM Financing (in each case, as defined elsewhere herein), which was entered into in October 2024. Interest expense for the six months ended April 30, 2026 also includes interest on the 2025 EXIM Financing (as defined elsewhere herein), which was entered into in November 2025.

Interest income

Interest income was $5.0 million and $4.2 million for the six months ended April 30, 2026 and 2025, respectively. The increase in interest income during the six months ended April 30, 2026 was primarily driven by higher money market investments compared to the six months ended April 30, 2025. Interest income for the six months ended April 30, 2026 represents interest earned on money market investments. Interest income for the six months ended April 30, 2025 represents interest earned on money market investments and interest earned on investments in U.S. Treasury Securities.

Other income (expense), net

Other income (expense), net was $1.1 million and $(0.4) million for the six months ended April 30, 2026 and 2025, respectively. Other income, net for the six months ended April 30, 2026 relates primarily to unrealized gains of $0.7 million on the OpCo Financing Facility interest rate swap derivative and $0.5 million relating to research and development tax credits. Other expense, net for the six months ended April 30, 2025 relates primarily to unrealized losses of $0.8 million on the OpCo Financing Facility interest rate swap derivative.

Benefit from (provision for) income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Benefit from (provision for) income tax recorded for the six months ended April 30, 2026 and 2025 was $0.1 million and $(0.1) million, respectively.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $1.6 million for each of the six month periods ended April 30, 2026 and 2025.

Net loss attributable to noncontrolling interests

For the six months ended April 30, 2026 and 2025, net loss attributable to noncontrolling interest totaled $3.9 million and $3.5 million, respectively, for the Groton Project tax equity financing transaction with East West Bank.

For the six months ended April 30, 2026 and 2025, net income (loss) attributable to noncontrolling interest totaled $0.2 million and $(1.1) million, respectively, for the LIPA Yaphank Project tax equity financing transaction with REI.

For the six months ended April 30, 2026 and 2025, net income attributable to noncontrolling interest totaled $0.7 million and $0.8 million, respectively, for the Derby Projects tax equity financing transaction with Franklin Park.

Net loss attributable to common stockholders and net loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the six months ended April 30, 2026 and 2025, net loss attributable to common stockholders was $102.4 million and $68.0 million, respectively, and net loss per common share was $2.00 and $3.22, respectively. The increase in net loss attributable to common stockholders is primarily due to the increase in loss from operations for the six months ended April 30, 2026. The decrease in net loss per common share is primarily due to the higher number of weighted average shares outstanding due to share issuances since April 30, 2025.

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

As of April 30, 2026, unrestricted cash and cash equivalents totaled $373.2 million compared to $278.1 million as of October 31, 2025. There were no outstanding U.S. Treasury Securities as of April 30, 2026 or October 31, 2025, as all U.S. Treasury Securities that were outstanding during the three and six month periods ended April 30, 2025 matured prior to October 31, 2025.

During the first quarter of fiscal year 2026, the Company closed on the 2025 EXIM Financing (as defined elsewhere herein), resulting in gross proceeds of approximately $25.0 million, and net proceeds to the Company of approximately $22.7 million after deducting customary fees and transaction costs of approximately $2.3 million. Under the credit agreement for the 2025 EXIM Financing and through an amendment to the credit agreement for the 2024 EXIM Financing (as defined elsewhere herein), the Company is required to maintain, throughout the remaining term of the credit agreement for the 2024 EXIM Financing and the term of the credit agreement for the 2025 EXIM Financing, a total minimum cash balance of $55.0 million. The amendment to the credit agreement for the 2024 EXIM Financing, which was executed in conjunction with and at the same time as the credit agreement for the 2025 EXIM Financing, reduced the total minimum cash balance requirement from $100.0 million to $55.0 million.

During the first quarter of fiscal year 2026, the Company received the third and final annual funding from East West Bancorp, Inc. (“East West Bank”) under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 to the Open Market Sale Agreement, dated July 12, 2022 (as amended, the “Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”), with respect to an at the market offering program under which the Company could, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. Following the sale of substantially all of the $300.0 million of shares previously available under the Sales Agreement, on December 30, 2025, the Company entered into Amendment No. 3 to the Sales Agreement, which removed J.P. Morgan Securities LLC as an Agent and increased the amount of shares that may be sold by the Company under the Sales Agreement to $200.0 million (exclusive of any amounts previously sold under the Sales Agreement prior to the date of Amendment No. 3). During the three months ended April 30, 2026, approximately 10.9 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $9.45 per share, resulting in gross proceeds of approximately $102.6 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $100.4 million after deducting sales commissions totaling approximately $2.1 million and fees totaling approximately $0.1 million. During the six months ended April 30, 2026, approximately 17.2 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $9.22 per share, resulting in gross proceeds of approximately $158.9 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $155.3 million after deducting sales commissions totaling approximately $3.2 million and fees totaling approximately $0.4 million. As of April 30, 2026, approximately $54.5 million of shares remained available for sale under the Sales Agreement.

Subsequent to April 30, 2026, approximately 4.1 million shares of the Company’s common stock were sold under the Sales Agreement, at an average sale price of $13.31 per share, resulting in gross proceeds of approximately $54.0 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $52.9 million after deducting sales commissions and fees totaling approximately $1.1 million. Approximately $0.5 million of shares remained available for sale under the Sales Agreement following these sales.

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

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity, for the remainder of fiscal year 2026 and in the long-term, will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation portfolio in compliance with minimum performance guarantees and operating its generation portfolio in accordance with revenue expectations, (iii) obtain financing for project construction and manufacturing expansion, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully advance the commercialization of its solid oxide and carbon capture platforms through partnerships with third parties, (viii) implement capacity expansion for its carbonate products, (ix) seek partnerships for solid oxide product commercialization and manufacturing, (x) implement the product cost reductions necessary to achieve profitable operations, (xi) manage working capital and the Company’s unrestricted cash balance and (xii) access the capital markets to raise funds through the sale of debt and equity securities, convertible notes, and other equity-linked instruments.

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

Generation Portfolio, Project Assets, and Backlog

To grow our generation portfolio, the Company may continue to invest in developing and building turn-key fuel cell projects, which will be owned by the Company and classified as project assets on the Consolidated Balance Sheets. This strategy requires liquidity and the Company expects to continue to have increasing liquidity requirements as project sizes increase and more projects are added to backlog. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile. Project development and construction cycles, which span the time between securing a PPA and commercial operation of the platform, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. To make these up-front investments, we may use our working capital, seek to raise funds through the sale of equity or debt securities, or seek other financing arrangements. Delays in construction progress and completing current projects in process within budget, or in completing financing or the sale of our projects may impact our liquidity in a material way.

Our generation portfolio totaled 62.8 MW as of April 30, 2026 (which includes 7.4 MW attributed to the design rated output of the Groton Project, although the Groton Project was not operating as of April 30, 2026). We expect generation revenue to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company actively markets its products in order to grow this portfolio; however, the Company may also sell certain projects to investors from time to time. As of April 30, 2026, the Company had two projects representing an additional 8.5 MW in development, which are expected to generate operating cash flows in future periods, if completed. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of April 30, 2026, net debt outstanding related to project assets was $99.8 million. Future required payments, inclusive of principal and interest, totaled $113.4 million as of April 30, 2026. The outstanding finance obligations under our sale-leaseback transactions totaled $18.8 million as of April 30, 2026, of which $12.7 million represents the current carrying value of finance obligations less future required payments.

Generation Portfolio

Our generation portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation portfolio as of April 30, 2026:

Project Name	Location	Power Off - Taker	Rated Capacity (MW) (1)		Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4		Q2 ‘12	15
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4		Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6		Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4		Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9		Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8		Q1 '20	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4		Q3 '21	20
LIPA Yaphank Project	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4		Q1 '22	20
Groton Project	Groton, CT	CMEEC (CT Electric Co-op)	7.4	(2)	Q1 '23	20
Toyota	Long Beach, CA	Southern California Edison; Toyota	2.3		Q1 '24	20
Derby - CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.0		Q1 '24	20
SCEF - Derby	Derby, CT	Eversource/United Illuminating (CT Utilities)	2.8		Q1 '24	20
		Total MW:	62.8
1.	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations, except with respect to the Groton Project.
2.	The Groton Project was previously operating (including as of the date of initiation of commercial operations) at a reduced output of approximately 6.0 MW. During the first quarter of fiscal year 2024, the Groton Project reached its design rated output of 7.4 MW. As of April 30, 2026, the Groton Project was not operating pending an equipment upgrade and the Company identified a triggering event for the project assets related to the Groton Project and evaluated the assets for impairment. The fuel cells installed at the Groton Project are the only SureSource 4000 fuel cells currently in the Company’s fleet. The sale of this platform by the Company was discontinued as advancements in the Company’s standard 2.5 MW power blocks demonstrated improved performance and reliability over the SureSource 4000 architecture. Given the critical nature of the Groton Project’s mission in support of the United States Navy, the Company has elected to upgrade the legacy SureSource 4000 configuration with the Company’s standard 2.5 MW power blocks pursuant the Groton Project PPA. The Company expects to utilize three of its standard 2.5 MW power blocks, with seven-year stack life design and high efficiency. As a result, an impairment expense of $42.6 million for the three months ended April 30, 2026 was recorded on certain project assets and inventories for the Groton Project.

As of the date of this filing, work related to the upgrade has not yet commenced. It is expected that the upgrade will be completed in fiscal year 2027, with an estimated cost in the range of $20.0 to $30.0 million. The actual timing of the upgrade plan and the actual amount of the Company’s capital investment is contingent upon final alignment with Connecticut Municipal Electric Energy Cooperative (“CMEEC”) (which purchases the electricity produced by the Groton Project) and the United States Navy.

Generation Projects in Process

In January 2025, we entered into a PPA with Eversource and United Illuminating in Hartford, Connecticut, for a 7.4 MW carbonate fuel cell power generation system. Power from this project will be sold to Eversource and United Illuminating through the 20-year term of the PPA. The current expectation is that we will complete construction and commence commercial operations in calendar year 2027, subject in each case to completing customary development steps and obtaining financing for the project.

In December 2025, we entered into an amendment of our PPA with the University of Connecticut (“UConn”). Under our amended PPA with UConn, the project was modified to replace the four 250 kW solid oxide fuel cell power generation systems totaling 1 MW contemplated by the original PPA, with one 1.125 MW molten carbonate fuel cell power generation system. The current expectation is that we will complete construction in calendar year 2027 and then commence commercial operations in December of 2027, subject in each case to completing customary development steps.

Backlog

Backlog by revenue category is as follows:

●	Service agreements backlog totaled $155.4 million as of April 30, 2026, compared to $164.4 million as of April 30, 2025. Service agreements backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements. Since April 30, 2025, the Company entered into a LTSA with CGN (the “CGN LTSA”) for the CGN Platform. The contract value of the CGN LTSA totaled approximately $31.7 million, of which approximately $7.7 million was allocated to service backlog at the time of the execution of the CGN LTSA and is being recognized as revenue as the Company performs service at the CGN Platform over the term of the CGN LTSA.
●	Generation backlog totaled $928.5 million as of April 30, 2026, compared to $967.4 million as of April 30, 2025. Generation backlog represents future contracted energy sales under PPAs or approved utility tariffs.
●	Product backlog totaled $36.1 million as of April 30, 2026, compared to $98.2 million as of April 30, 2025. Product backlog decreased from April 30, 2025 primarily as a result of the product backlog that was recognized as revenue as the Company completed commissioning of certain replacement modules for the GGE Platform. Under the LTSA with GGE (the “GGE LTSA”), commissioning of 28 1.4 MW replacement fuel cell modules was completed prior to the end of fiscal year 2025. The Company completed the commissioning of 2 additional replacement modules for the GGE Platform during the first quarter of fiscal year 2026. The Company completed the commissioning of 6 additional replacement modules for the GGE Platform during the second quarter of fiscal year 2026. The remaining 6 1.4 MW replacement fuel cell modules for GGE are expected to be commissioned during the remainder of fiscal year 2026, and are currently scheduled for commissioning in the third fiscal quarter. Partially offsetting the decrease in product backlog was the CGN LTSA, which added $24.0 million to product backlog (representing 8 replacement modules) during the fourth quarter of fiscal year 2025. Two replacement modules for the CGN Platform were commissioned under the CGN LTSA in the first quarter of fiscal year 2026. The remaining 6 replacement modules under the CGN LTSA are currently scheduled for commissioning in the fourth quarter of fiscal year 2026.
●	Advanced Technologies contract backlog totaled $15.4 million as of April 30, 2026, compared to $29.6 million as of April 30, 2025. Advanced Technologies contract backlog primarily represents remaining revenue under our Joint Development Agreement with EMTEC and remaining revenue under our government contracts.

Overall, backlog decreased by approximately 9.9% to $1.14 billion as of April 30, 2026, compared to $1.26 billion as of April 30, 2025, primarily as a result of revenue recognition over the period, partially offset by new contract backlog.

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

The GGE Platform is comprised of 21 SureSource 3000 molten carbonate fuel cells (each a “GGE Plant”). Each GGE Plant is comprised of two 1.4 MW carbonate fuel cell modules. Pursuant to the GGE LTSA, GGE and the Company have agreed that (i) GGE will purchase from the Company 42 1.4 MW carbonate fuel cell modules to replace existing fuel cell modules at the GGE Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the GGE Platform. The total amount payable by GGE under the GGE LTSA for the 42 replacement fuel cell modules, balance of plant replacement components, and service was $159.6 million USD, with payments being made and to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the GGE LTSA for such GGE Plants commence. This amount was recorded as backlog concurrent with the execution of the GGE LTSA on May 28, 2024, and has since been reduced as revenue has been recognized under the GGE LTSA which commenced in the fourth quarter of fiscal year 2024.

Backlog represents definitive agreements executed by the Company and our customers. Projects for which we have an executed PPA are included in generation backlog, which represents future revenue under long-term PPAs. The Company’s ability to recognize revenue in the future under a PPA is subject to the Company’s completion of construction of the project covered by such PPA. Should the Company not complete the construction of the project covered by a PPA, it will forgo future revenues with respect to the project and may incur penalties and/or impairment charges related to the project. Projects sold to customers (and not retained by the Company) are included in product sales and service agreements backlog, and the related generation backlog is removed upon sale. Together, the service and generation portion of backlog had a weighted average term of approximately 15 years as of April 30, 2026, with weighting based on the dollar amount of backlog and utility service contracts of up to 20 years in duration at inception.

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2026 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of April 30, 2026, unrestricted cash and cash equivalents totaled $373.2 million.
●	We manage production rate based on contracted demand and project schedules. Changes to production rate take time to implement. We operated at an annualized production rate of 34.5 MW for the six months ended April 30, 2026, compared to an annualized production rate of approximately 30.6 MW for the six months ended April 30, 2025. This increase in annualized production rate is primarily due to increasing our production levels in our Torrington facility based on contracted demand.
●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of April 30, 2026 and October 31, 2025 was $161.2 million ($109.9 million of which is classified as “Other assets”) and $135.1 million ($82.1 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

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

●	The amount of total inventory as of April 30, 2026 and October 31, 2025 was $88.4 million (all of which is classified as short-term inventory) and $89.4 million ($3.2 million of which is classified as long-term inventory), respectively, which includes work in process inventory totaling $53.2 million and $54.2 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and cash as of any given balance sheet date.

During the six months ended April 30, 2026, we utilized short term cash to build our inventory of modules to be shipped to South Korea under the GGE LTSA. We have recognized revenue for the 8 modules shipped to and commissioned for GGE during the six months ended April 30, 2026, and we expect to continue to recognize revenue from additional module shipments to GGE during the remainder of fiscal year 2026. During the six months ended April 30, 2026, we also used short term cash to build our inventory of modules to be shipped to South Korea under the CGN LTSA. We have recognized revenue for the 2 modules shipped to and commissioned for CGN during the six months ended April 30, 2026, and we expect to continue to recognize revenue from additional module shipments to CGN during the remainder of fiscal year 2026.

●	The amount of total project assets as of April 30, 2026 and October 31, 2025 was $167.5 million and $216.8 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of April 30, 2026 consisted of $166.4 million of completed, operating installations and $1.1 million of projects in development. As of April 30, 2026, we had 62.8 MW of generation project assets (which includes 7.4 MW attributed to the design rated output of the Groton Project, although the Groton Project was not operating as of April 30, 2026) that generated $19.7 million of revenue for the six months ended April 30, 2026. For the six months ended April 30, 2026, capitalized project asset expenditures were approximately $6.2 million.
●	As of April 30, 2026, the Company had two projects under development as follows.
o	The 7.4 MW Hartford Project, which is expected to commence commercial operations by the end of calendar year 2027, subject to completing customary development steps and obtaining financing for the project. As of April 30, 2026, we estimate the total remaining investment in project assets to build out the Hartford Project to be in the range of approximately $34.0 million to $36.0 million through calendar year 2027, with the timing of the project being paced by the electrical interconnection with the utility. To fund expected remaining project expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the project becomes operational, the Company will seek to obtain permanent financing (tax equity and debt), or to sell this project to a third party. For the six months ended April 30, 2026, there were approximately $0.3 million of project asset expenditures related to the Hartford Project.

o	The 1.125 MW molten carbonate fuel cell power generation system for UConn (the “UConn Project”) which is expected to commence commercial operations in December 2027. As of April 30, 2026, we estimate the total remaining investment in project assets to build out the UConn Project to be in the range of approximately $4.0 million to $6.0 million through calendar year 2027. To fund expected remaining project expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the project becomes operational, the Company will seek to obtain permanent financing (tax equity and debt), or to sell this project to a third party. For the six months ended April 30, 2026, there were no capitalized project asset expenditures related to the UConn Project.
●	Certain of our PPAs for project assets in our generation portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT (the “Bridgeport Fuel Cell Project”); (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, for the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through September 2028), for six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and for the initial four years of the twenty year hydrogen production and power purchase agreement for our Toyota Project (through May 2027); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.
●	Expenditures for property, plant and equipment are expected to range between $20.0 million and $30.0 million for fiscal year 2026, primarily focused on our carbonate platform in the U.S. During the first six months of fiscal year 2026, cash payments for capital expenditures totaled approximately $2.5 million.

Demand for our carbonate platform capacity continues to build alongside broader energy and infrastructure needs. In response, in May 2026, the Company started the execution phase of its plan to expand its carbonate manufacturing capacity at the Torrington facility to accommodate an annualized production rate of up to 500 MW. At this time, the maximum annualized capacity at the Torrington facility, encompassing module manufacturing, final assembly and testing and conditioning, is 100 MW per year under the current configuration when fully utilized. The execution phase of the expansion plan includes additional capital investments in machinery, equipment, plant reconfigurations and related construction, tooling, labor, outsourcing of certain processes, and inventory. As an example, the Company is currently outfitting the Torrington facility for the installation of a high-volume tape caster which will bring capacity for that process to at or above 500 MW. This manufacturing capacity expansion is expected to require an investment in the range of $200.0 to $275.0 million, and is expected to be executed over the next twenty-four months.

Beyond the Torrington facility, the Company has developed plans to evaluate incremental manufacturing capacity expansion beyond 500 MW, by establishing high-volume cell manufacturing facilities and future final assembly and conditioning operations at alternate locations, to the extent supported by future demand. This “hub and spoke” model is designed to position these processes closer to customer locations with the potential to reduce logistics costs, lead time and operating costs, including the cost of fuel required for conditioning and is targeting a potential annualized production rate range of approximately 1.5 GW to 2.0 GW, with site consultant engaged and initial site selection activities underway. The “hub and spoke” model is also expected to enable the Company to preserve and expand high-value cell manufacturing capacity at the Torrington facility by freeing production space currently dedicated to final assembly. The Company has previously demonstrated this “hub and spoke” model through localized final assembly and conditioning operations in both South Korea and Germany.

Other than the estimated capital expenditures described above, the Company has not committed funding to these expansion plans. As part of our expansion planning, we are reviewing various assistance and financial programs offered by municipalities, states and the federal government in the United States--including subsidies, investment tax credits and other assistance programs--to potentially offset future investments. As demand above our current capacity dictates, the Company may commit additional capital for capacity expansion and will provide updated estimates at that time.

●	Company-funded research and development expenses are expected to be in the range between $30.0 million and $35.0 million for fiscal year 2026. During the six months ended April 30, 2026, we incurred a total of $14.7 million of Company-funded research and development expenses as we continue to focus on accelerating the commercialization of our distributed hydrogen generation. Demonstration of our solid oxide electrolysis platform is being undertaken at Idaho National Laboratory (“INL”) in conjunction with the U.S. Department of Energy and is intended as a steppingstone for a system level field demonstration of our solid oxide electrolysis platform. This demonstration unit is currently being tested by the Company and INL. We expect this solid oxide electrolysis platform will demonstrate its capabilities in the hydrogen generation market and are seeking partners to advance the commercialization and deployment of this technology. Finally, the Company will continue making targeted investments in product enhancements of our carbonate platform including advancing efficiency, power output and life as well as advancing commercial demonstrations of carbon capture and carbon recovery platforms.
●	Under the terms of certain contracts, the Company provides and will provide performance security for future contractual obligations. As of April 30, 2026, we had pledged approximately $67.7 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.
●	The Company’s ability to continue to implement cost saving measures if sales activities do not occur when expected. The Company made in fiscal year 2024 and continued to make in 2025 certain downward adjustments to expected spending as a result of the slower-than-expected pace of market developments, and in September 2024, November 2024, and June 2025, as part of its cost saving measures, the Company also eliminated jobs in certain areas, reducing its workforce by approximately 39% in the aggregate. The Company expects to continue to focus its strategy to respond to market conditions, which may result in additional spending and headcount reductions in future periods.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended April 30, 2026 and 2025, depreciation and amortization totaled $10.8 million and $10.9 million, respectively (of these totals, approximately $8.7 million for each of the three month periods ended April 30, 2026 and 2025 relate to depreciation of project assets in our generation portfolio and amortization of a generation intangible asset). For the six months ended April 30, 2026 and 2025, depreciation and amortization totaled $21.4 million and $20.8 million, respectively (of these totals, approximately $17.6 million and $16.7 million for the six months ended April 30, 2026 and 2025, respectively, relate to depreciation of project assets in our generation portfolio and amortization of a generation intangible asset).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $440.9 million as of April 30, 2026 compared to $341.8 million as of October 31, 2025. As of April 30, 2026, unrestricted cash and cash equivalents totaled $373.2 million compared to $278.1 million of unrestricted cash and cash equivalents as of October 31, 2025. As of April 30, 2026, restricted cash and cash equivalents totaled $67.7 million, of which $16.6 million was classified as current and $51.1 million was classified as non-current, compared to $63.7 million of restricted cash and cash equivalents as of October 31, 2025, of which $16.6 million was classified as current and $47.1 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Six Months Ended April 30,
(dollars in thousands)	2026	2025
Consolidated Cash Flow Data:
Net cash used in operating activities	$(61,233)	$(75,595)
Net cash (used in) provided by investing activities	(8,670)	37,913
Net cash provided by financing activities	169,078	7,861
Effects on cash from changes in foreign currency rates	(115)	54
Net increase (decrease) in cash, cash equivalents and restricted cash	$99,060	$(29,767)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $61.2 million during the six months ended April 30, 2026, compared to $75.6 million of net cash used in operating activities during the six months ended April 30, 2025.

Net cash used in operating activities for the six months ended April 30, 2026 was primarily a result of the net loss of $103.7 million, increases in unbilled receivables of $22.4 million, account receivables of $3.7 million, inventory of $2.9 million and decreases in accounts payable of $0.8 million and accrued liabilities of $5.9 million, partially offset by a decrease in other assets of $1.3 million and an increase in deferred revenue of $6.0 million and non-cash adjustments of $71.6 million.

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

Investing Activities – Net cash used in investing activities was $8.7 million for the six months ended April 30, 2026, compared to net cash provided by investing activities of $37.9 million during the six months ended April 30, 2025.

Net cash used in investing activities for the six months ended April 30, 2026 included $6.2 million of project asset expenditures and $2.5 million of capital expenditures.

Net cash provided by investing activities for the six months ended April 30, 2025 included funds received from the maturity of U.S. Treasury Securities of $711.4 million, offset by cash used of $661.0 million for the purchase of U.S. Treasury Securities, $0.2 million of project asset expenditures and $12.3 million of capital expenditures.

Financing Activities – Net cash provided by financing activities was $169.1 million during the six months ended April 30, 2026, compared to net cash provided by financing activities of $7.9 million during the six months ended April 30, 2025.

Net cash provided by financing activities during the six months ended April 30, 2026 resulted from $155.3 million of net proceeds from sales of common stock, $25.0 million of proceeds from debt financings and $4.0 million of contributions received from a noncontrolling interest in our tax equity partnership for the Groton Project, partially offset by debt repayments of $9.6 million, payments for taxes related to net share settlement of equity awards of $0.7 million, payment of $1.6 million in preferred dividends, distribution to noncontrolling interest of $1.1 million and payment of debt issuance costs of $2.3 million.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of April 30, 2026 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$77,009	$57,912	$4,732	$1,330	$13,035
Term loans (principal and interest)	150,590	24,645	38,472	64,910	22,563
Operating lease commitments (2)	23,968	1,570	3,407	2,308	16,683
Sale-leaseback finance obligations (3)	6,087	1,397	2,648	1,893	149
Natural gas and biomethane gas supply contracts (4)	29,960	10,321	16,394	3,245	-
Series B Preferred dividends payable (5)	-	-	-	-	-
Totals	$287,614	$95,845	$65,653	$73,686	$52,430
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and Crestmark Equipment Finance (“Crestmark”). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract for the Company’s LIPA Yaphank Project with an estimated annual cost per year of $2.0 million, under which service began on December 7, 2021. During fiscal year 2023, the Company entered into a 2-year Biomethane gas contract for the Company’s Toyota project, under which service began on May 1, 2023. Also, during fiscal year 2023, the Company entered into (a) a 6-year natural gas contract for the Company’s 14.0 MW Derby Project, under which service began on June 1, 2023, and (b) a 6-year natural gas contract for the Company’s 2.8 MW SCEF Derby Project, under which service began in November 2023. During each of fiscal year 2025 and fiscal year 2026, the Company entered into 1-year natural gas contracts for the Company’s Toyota project (due to the expiration of the initial 2-year Biomethane gas contract described above), under which service began on May 1, 2025 and May 1, 2026. The costs of the contracts are expected to be offset by generation revenues.
(5)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($50,760 per share at April 30, 2026) for 20 trading days during any consecutive 30 trading day period.

Outstanding Loans as of April 30, 2026

2025 EXIM Financing

On November 26, 2025, the Company closed on its second project debt financing transaction (the “2025 EXIM Financing”) with the Export-Import Bank of the United States (“EXIM”) to support the Company’s obligations under its LTSA with GGE. In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $25.0 million before deducting customary fees and transaction costs, and net proceeds to the Company of approximately $22.7 million after deducting customary fees and transaction costs of approximately $2.3 million. Interest accrues at a fixed interest rate of 5.29%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which was due in December 2025.

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

Upon closing, on May 19, 2023, OpCo Borrower entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement, which collateral is described below. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly, with the resulting gains/losses recorded to other income/expense. The fair value adjustments for the three and six months ended April 30, 2026 resulted in gains of $0.3 million and $0.7 million, respectively.

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

In conjunction with the proposed upgrade plan for the Groton Project discussed elsewhere in this Quarterly Report, the Company has provided written notice to Liberty Bank, Amalgamated Bank, Connecticut Green Bank and East West Bank of an expected extended down-time on the Groton Project and lack of operating revenue from the Groton Project during such down-time. The Company will fund Groton Holdco Borrower with the capital required to make debt service payments during this period. In addition, the Company has entered into waiver, consent and amendment agreements with Liberty Bank, Amalgamated Bank and Connecticut Green Bank should there be non-compliance with certain of the terms of the Groton Senior Back Leverage Credit Agreement and the Groton Subordinated Back Leverage Credit Agreement while this upgrade plan is being executed. For additional information regarding these waiver, consent and amendment agreements, please see Part II, Item 5(a) of this Quarterly Report on Form 10-Q.

Finance obligations for sale-leaseback agreements

Several of the Company’s project subsidiaries previously entered into sale-leaseback agreements with PNC and Crestmark for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power. The Company did not recognize as revenue any of the proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as finance obligations. The outstanding finance obligation balance as of both April 30, 2026 and October 31, 2025 was $18.8 million. The outstanding finance obligation for the remaining leases as of April 30, 2026 includes $12.7 million in excess of future required payments which represents imputed interest, not including amounts for the potential repurchase price of the project assets which is based on fair value. The sale-leaseback arrangements with Crestmark include a purchase right for the greater of fair market value or 31% of the purchase price.

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

A Job Audit was to be performed within 90 days of the Target Date of October 31, 2024. Because the Company did not meet the amended Employment Obligation, an accelerated payment penalty may be assessed in an amount equal to $14,225.00 multiplied by the number of full-time employment positions below the number of positions required by the amended Employment Obligation. Such penalty will be immediately payable upon the determination by the Commissioner that the Company has failed to meet the amended Employment Obligation and will be applied first to accelerate the payment of any outstanding fees, penalties or interest due and then to accelerate the payment of the outstanding principal balance of the loan. The Company estimates that it had an average of 389 employees over the applicable 24 consecutive month period. As a result, the Company has calculated a $2.1 million repayment obligation in connection with the loan, which has been reclassified to current and represents the expected accelerated payment penalty amount. As of October 31, 2025, the Company had not been formally assessed a penalty, but since there are no fees, penalties or interest due, any accelerated payment penalty assessed will be applied to the outstanding principal balance of the loan and will not result in any charges to the Statement of Operations. During fiscal year 2025, the Company had discussions with the State of Connecticut regarding a potential amendment to the terms of the Third Amendment to the Assistance Agreement but as of April 30, 2026 no agreement had been reached. Until this point, the State of Connecticut has not requested repayment of the obligation amount and the Company continues to make regular principal and interest payments. There can be no assurance that an amendment agreement will be reached with the State of Connecticut or that the terms of any such amendment would include more favorable repayment terms than those to which the Company is subject under the Third Amendment as a result of the failure to meet the Employment Obligation. In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Restricted Cash

As of April 30, 2026, we have pledged approximately $67.7 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of April 30, 2026, outstanding letters of credit totaled $12.7 million. These expire on various dates through October 2029. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of April 30, 2026 also included $6.3 million primarily to support obligations under our service agreement with Noeul Green Energy Co., Ltd., $2.9 million primarily to support obligations under the power purchase and service agreements related to Crestmark sale-leaseback transactions, $12.4 million relating to future obligations associated with the Groton Senior Back Leverage Loan Facility, $3.0 million relating to future obligations associated with the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility, $1.1 million relating to future obligations associated with the 2025 EXIM Facility and $24.6 million relating to future obligations associated with the OpCo Financing Facility.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power or other value streams delivered such as hydrogen, steam, water, and/or carbon from the Company’s fuel cell power platforms at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power platforms. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of April 30, 2026, our generation portfolio was 62.8 MW. This includes 7.4 MW attributed to the design rated output of the Groton Project, although the Groton Project was not operating as of April 30, 2026.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or subcontractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred under the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of April 30, 2026, Advanced Technologies contract backlog totaled $15.4 million, of which $10.5 million is non-U.S. Government-funded and $4.9 million is U.S. Government-funded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, which are not classified as debt. We do not guarantee any third-party debt. See Note 19. “Commitments and Contingencies” to our Consolidated Financial Statements for the three and six months ended April 30, 2026 included in this Quarterly Report on Form 10-Q for further information.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure Risk

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of April 30, 2026, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of April 30, 2026, approximately 1% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollar and Korean Won) and we have no plans of repatriation. We make purchases from certain vendors and receive payment from certain customers in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 19, 2023, in connection with the closing of the OpCo Financing Facility, the Company entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly with the resulting gains/losses recorded to other income/expense. The fair value adjustments for the three and six months ended April 30, 2026 resulted in gains of $0.3 million and $0.7 million, respectively. The fair value adjustments for the three and six months ended April 30, 2025 resulted in losses of $1.6 million and $0.8 million, respectively.

Project Fuel Price Exposure Risk

Certain of our PPAs for project assets in our generation portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and the initial four years of the twenty year hydrogen production and power purchase agreement for our Toyota project (through May 2027); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.

We currently have four projects with fuel sourcing risk, which are the Toyota Project, our 14.0 MW and 2.8 MW Derby Projects and our 7.4 MW LIPA Yaphank Project, all of which require natural gas for which there is no pass-through mechanism. A fuel supply contract has been executed for the Toyota project through May 2027. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW LIPA Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the LIPA Yaphank Project asset and further impairment charges for the Toyota Project asset.

Historically, this risk has not been material to our financial statements as our operating projects prior to April 30, 2026 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price physical supply contracts. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, the Company performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A $1/Metric Million British Thermal Unit (“MMBTu”) increase in market pricing compared to our underlying project models would result in a cost impact of approximately $26,000 to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis. We have also conducted a sensitivity analysis on the impact of renewable natural gas pricing and a $10/MMBTu increase in market pricing compared to our underlying project models would result in an impact of approximately $2.0 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fiscal year ended October 31, 2023 for one contract and the second quarter of fiscal year 2024 for other contracts, and recorded mark-to-market net losses of $4.8 million and $1.2 million during the three and six months ended April 30, 2026, respectively. The Company recorded a mark-to-market net loss of $0.8 million and a mark-to-market net gain of $1.1 million during the three and six months ended April 30, 2025, respectively.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 1, 2026 - February 28, 2026	14,077	$7.53	—	—
March 1, 2026 - March 31, 2026	322	6.96	—	—
April 1, 2026 - April 30, 2026	—	—	—	—
Total	14,399	$7.52	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 3.         DEFAULT UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

(a)	Waiver, Consent, and Amendment Agreements

As previously disclosed in a Current Report on Form 8-K filed on August 24, 2023 and discussed in this Quarterly Report on Form 10-Q under Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Significant Contractual Obligations—Outstanding Loans as of April 30, 2026—Groton Back Leverage Financing, on August 18, 2023, FuelCell Energy Finance Holdco, LLC (“Groton Holdco Borrower”), a wholly owned subsidiary of FuelCell Energy Finance, LLC (“FCEF”), which, in turn, is a wholly owned subsidiary of FuelCell Energy, Inc. (“Parent”), entered into: (i) a Credit Agreement (the “Groton Senior Back Leverage Credit Agreement”) with, by and among Liberty Bank, in its capacities as a lender, administrative agent, and lead arranger, and Amalgamated Bank, in its capacity as a lender, for a term loan facility in an amount not to exceed an aggregate of $12.0 million, provided 50% by Liberty Bank and 50% by Amalgamated Bank, and (ii) a Credit Agreement (the “Groton Subordinated Back Leverage Credit Agreement”) with Connecticut Green Bank, as administrative agent and lender, for a term loan facility in an amount not to exceed $8.0 million. The Groton Senior Back Leverage Credit Agreement was previously amended on May 2, 2024, and the Groton Subordinated Back Leverage Credit Agreement was previously amended on October 23, 2023 and May 2, 2024.

Due to the planned equipment upgrade to address performance issues encountered with the SureSource 4000 fuel cells utilized at the 7.4 MW project at the Navy Base in Groton, Connecticut (the “Groton Project”) and the cessation of electricity production at the Groton Project pending such upgrade (as discussed elsewhere in this Quarterly Report on Form 10-Q), the parties to the Groton Senior Back Leverage Credit Agreement and the Groton Subordinated Back Leverage Credit Agreement have entered into waiver, consent and amendment agreements to address prospectively the potential failure to maintain certain debt service reserve accounts (“DSCR Reserve Accounts”) and meet certain debt service coverage ratio covenants under the Groton Senior and Subordinated Back Leverage Credit Agreements (the “Potential DSCR Defaults.”)

Specifically, on June 5, 2026, Liberty Bank, in its capacities as administrative agent and lender, Amalgamated Bank, in its capacity as lender, and Groton Holdco Borrower entered into a Waiver, Consent and Amendment Agreement with respect to the Groton Senior Back Leverage Credit Agreement (the “Senior Waiver”).  Under the Senior Waiver, Liberty Bank and Amalgamated Bank have consented to the funding of deficiencies in the Liberty Bank and Amalgamated Bank DSCR Reserve Accounts by Parent or an affiliate of Parent, rather than Groton Holdco Borrower, and waived certain Potential DSCR Defaults relating to the Liberty Bank and Amalgamated Bank DSCR Reserve Accounts and with respect to the debt service coverage ratio covenants for the periods ending June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027. As a condition to the waivers and consents set forth in the Senior Waiver, Parent has deposited $3.0 million into the payment reserve account to cover, during the twelve month period beginning on the effective date of the Senior Waiver, amounts payable under the waterfall set forth in the Groton Senior Back Leverage Credit Agreement (including scheduled debt service and required reserve deposits).

In addition, on June 5, 2026, Connecticut Green Bank, in its capacities as administrative agent and lender, and Groton Holdco Borrower entered into a Waiver, Consent and Amendment Agreement with respect to the Groton Subordinated Back Leverage Credit Agreement (the “CGB Waiver”). Under the CGB Waiver, Connecticut Green Bank has consented to the funding of deficiencies in any of the DSCR Reserve Accounts by Parent or an affiliate of Parent, rather than Groton Holdco Borrower, and waived certain Potential DSCR Defaults related to the DSCR Reserve Accounts and with respect to the debt service coverage ratio covenants for the periods ending June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027. A condition to the waivers and consents set forth in the CGB Waiver is the Parent having deposited $3.0 million into the payment reserve account to cover, during the twelve month period beginning on the effective date of the CGB Waiver, amounts payable under the waterfall set forth in the Groton Subordinated Back Leverage Credit Agreement (including scheduled debt service and required reserve deposits).

The foregoing description of the Senior Waiver and the CGB Waiver is qualified in its entirety by reference to the full text of the Senior Waiver and the CGB Waiver, copies of which are attached as Exhibits 10.4 and 10.5, respectively, to this Quarterly Report on Form 10-Q and incorporated by reference herein.

For a description of other material relationships between the Company, its affiliates, and the other parties to the Senior Waiver and the CGB Waiver, please see Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Significant Contractual Obligations—Outstanding Loans as of April 30, 2026.

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended April 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2*

FuelCell Energy, Inc. Sixth Amended and Restated 2018 Omnibus Incentive Plan, effective as of April 2, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2026).

10.3*

FuelCell Energy, Inc. 2018 Employee Stock Purchase Plan, as Amended and Restated Effective as of April 2, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2026).

10.4

Waiver, Consent, and Amendment Agreement, dated as of June 5, 2026, by and between Liberty Bank, in its capacities as administrative agent and lender, Amalgamated Bank, as lender, and FuelCell Energy Finance Holdco, LLC, as borrower.

10.5

Waiver, Consent, and Amendment Agreement, dated as of June 5, 2026, by and between Connecticut Green Bank, in its capacities as administrative agent and lender, and FuelCell Energy Finance Holdco, LLC, as borrower.

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
#

Filed with this Quarterly Report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of April 30, 2026 and October 31, 2025, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended April 30, 2026 and 2025, (iii) the Consolidated Statements of Changes in Equity for the three and six months ended April 30, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the six months ended April 30, 2026 and 2025, (v) Notes to the Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

June 8, 2026	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)