Form 10-Q
period 2026-07-31
FUELCELL ENERGY INC
filed 2026-09-02
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

Number of shares of common stock, par value $0.0001 per share, outstanding as of August 27, 2026: 79,954,196

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	July 31,	October 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$658,082	$278,099
Restricted cash and cash equivalents - short-term	24,911	16,601
Accounts receivable, net	7,172	3,999
Unbilled receivables	39,875	49,008
Inventories	86,376	86,196
Other current assets	16,885	15,907
Total current assets	833,301	449,810
Restricted cash and cash equivalents - long-term	54,327	47,092
Inventories - long-term	-	3,216
Project assets, net	166,588	216,847
Property, plant and equipment, net	94,561	96,436
Operating lease right-of-use assets, net	10,871	11,232
Intangible assets, net	2,918	3,891
Other assets	148,596	103,622
Total assets (1)	$1,311,162	$932,146
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18,801	$15,847
Current portion of operating lease liabilities	1,007	932
Accounts payable	16,329	17,009
Accrued liabilities	40,531	31,318
Deferred revenue	19,416	2,733
Total current liabilities	96,084	67,839
Long-term deferred revenue	14,009	5,985
Long-term operating lease liabilities	11,638	11,954
Long-term debt and other liabilities	146,676	115,227
Total liabilities (1)	268,407	201,005
Redeemable Series B preferred stock (liquidation preference of $64,020 as of July 31, 2026 and October 31, 2025)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 1,000,000,000 shares authorized as of July 31, 2026 and October 31, 2025; 79,954,196 and 46,075,237 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively	8	5
Additional paid-in capital	2,951,531	2,493,318
Accumulated deficit	(1,974,683)	(1,829,449)
Accumulated other comprehensive loss	(1,746)	(1,695)
Treasury stock, Common, at cost (61,488 and 44,913 shares as of July 31, 2026 and October 31, 2025, respectively)	(1,577)	(1,406)
Deferred compensation	1,577	1,406
Total stockholders’ equity	975,110	662,179
Noncontrolling interests	7,788	9,105
Total equity	982,898	671,284
Total liabilities, redeemable Series B preferred stock and total equity	$1,311,162	$932,146
(1)	As of July 31, 2026 and October 31, 2025, the combined assets of the variable interest entities (“VIEs”) were $290,034 and $325,661, respectively, that can only be used to settle obligations of the VIEs. These assets include cash of $2,708, accounts receivable of $643, unbilled accounts receivable of $2,979, operating lease right of use assets of $1,626, other current assets of $174,355, restricted cash and cash equivalents of $1,081, project assets of $92,587, derivative assets of $2,764 and other assets of $11,291 as of July 31, 2026, and cash of $2,490, accounts receivable of $722, unbilled accounts receivable of $12,865, operating lease right of use assets of $1,643, other current assets of $162,005, restricted cash and cash equivalents of $731, project assets of $141,414, derivative assets of $2,047 and other assets of $1,743 as of October 31, 2025. The combined liabilities of the VIEs as of July 31, 2026 include short-term operating lease liabilities of $208, accounts payable of $168,622, accrued liabilities of $2,413, long-term operating lease liability of $2,103 and other non-current liabilities of $369 and, as of October 31, 2025, include short-term operating lease liabilities of $204, accounts payable of $198,736, accrued liabilities of $1,222, derivative liabilities of $21, long-term operating lease liability of $2,123 and other non-current liabilities of $307.

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended July 31,
	2026	2025
Revenues:
Product	$18,000	$26,000
Service	2,422	3,130
Generation	8,801	12,355
Advanced Technologies	3,778	5,258
Total revenues	33,001	46,743
Costs of revenues:
Product	37,102	29,083
Service	3,776	3,642
Generation	14,353	15,330
Advanced Technologies	2,273	3,822
Total costs of revenues	57,504	51,877
Gross loss	(24,503)	(5,134)
Operating expenses:
Administrative and selling expenses	13,648	14,066
Research and development expenses	8,509	7,646
Restructuring expense	-	4,051
Impairment expense	-	64,467
Total costs and expenses	22,157	90,230
Loss from operations	(46,660)	(95,364)
Interest expense	(2,903)	(2,548)
Interest income	3,573	2,144
Other income, net	707	3,912
Loss before provision for income taxes	(45,283)	(91,856)
Provision for income taxes	-	(40)
Net loss	(45,283)	(91,896)
Net loss attributable to noncontrolling interests	(816)	(240)
Net loss attributable to FuelCell Energy, Inc.	(44,467)	(91,656)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(45,267)	$(92,456)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.64)	$(3.78)
Basic and diluted weighted average shares outstanding	70,405,692	24,441,294

	Three Months Ended July 31,
	2026	2025
Net loss	$(45,283)	$(91,896)
Other comprehensive income (loss):
Foreign currency translation adjustments	64	(374)
Total comprehensive loss	$(45,219)	$(92,270)
Comprehensive income (loss) attributable to noncontrolling interests	(816)	(240)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(44,403)	$(92,030)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2026	2025
Revenues:
Product	$48,060	$39,099
Service	9,786	13,122
Generation	28,470	35,825
Advanced Technologies	12,805	15,100
Total revenues	99,121	103,146
Costs of revenues:
Product	73,779	48,380
Service	10,087	14,377
Generation	50,500	49,035
Advanced Technologies	8,044	11,130
Total costs of revenues	142,410	122,922
Gross loss	(43,289)	(19,776)
Operating expenses:
Administrative and selling expenses	41,826	45,566
Research and development expenses	23,181	28,623
Restructuring expense	-	5,593
Impairment expense	42,567	64,467
Total costs and expenses	107,574	144,249
Loss from operations	(150,863)	(164,025)
Interest expense	(8,520)	(7,703)
Interest income	8,588	6,357
Other income, net	1,782	3,464
Loss before benefit from (provision for) income taxes	(149,013)	(161,907)
Benefit from (provision for) income taxes	50	(124)
Net loss	(148,963)	(162,031)
Net loss attributable to noncontrolling interests	(3,729)	(4,000)
Net loss attributable to FuelCell Energy, Inc.	(145,234)	(158,031)
Series B preferred stock dividends	(2,400)	(2,400)
Net loss attributable to common stockholders	$(147,634)	$(160,431)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(2.56)	$(7.22)
Basic and diluted weighted average shares outstanding	57,649,267	22,233,074

	Nine Months Ended July 31,
	2026	2025
Net loss	$(148,963)	$(162,031)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(51)	(320)
Total comprehensive loss	$(149,014)	$(162,351)
Comprehensive loss attributable to noncontrolling interests	(3,729)	(4,000)
Comprehensive loss attributable to FuelCell Energy, Inc.	$(145,285)	$(158,351)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2025	46,075,237	$5	$2,493,318	$(1,829,449)	$(1,695)	$(1,406)	$1,406	$662,179	$9,105	$671,284
Sale of common stock, net of fees	6,377,246	—	54,917	—	—	—	—	54,917	—	54,917
Common stock issued, non-employee compensation	6,209	—	46	—	—	—	—	46	—	46
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	156,759	—	(584)	—	—	—	—	(584)	—	(584)
Share based compensation	—	—	2,042	—	—	—	—	2,042	—	2,042
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(74)	—	—	(74)	—	(74)
Adjustment for deferred compensation	(6,209)	—	—	—	—	(47)	47	—	—	—
Contributions received for the sale of noncontrolling interest	—	—	—	—	—	—	—	—	4,000	4,000
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(637)	(637)
Net loss	—	—	—	(22,860)	—	—	—	(22,860)	(3,191)	(26,051)
Balance, January 31, 2026	52,609,242	$5	$2,548,939	$(1,852,309)	$(1,769)	$(1,453)	$1,453	$694,866	$9,277	$704,143
Sale of common stock, net of fees	10,861,233	1	100,391	—	—	—	—	100,392	—	100,392
Common stock issued, non-employee compensation	6,558	—	49	—	—	—	—	49	—	49
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	78,887		(107)	—	—	—	—	(107)	—	(107)
Share based compensation	—	—	2,018	—	—	—	—	2,018	—	2,018
Reclassification of stock-based compensation liability to equity	—	—	960					960		960
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(41)	—	—	(41)	—	(41)
Adjustment for deferred compensation	(6,558)	—	—	—	—	(49)	49	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(473)	(473)
Net loss	—	—		(77,907)	—	—	—	(77,907)	278	(77,629)
Balance, April 30, 2026	63,549,362	$6	$2,651,450	$(1,930,216)	$(1,810)	$(1,502)	$1,502	$719,430	$9,082	$728,512
Sale of common stock, net of fees	16,378,527	2	298,319	—	—	—	—	298,321	—	298,321
Common stock issued, non-employee compensation	3,807	—	76	—	—	—	—	76	—	76
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	26,307	—	34	—	—	—	—	34	—	34
Share based compensation	—	—	2,452	—	—	—	—	2,452	—	2,452
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	64	—	—	64	—	64
Adjustment for deferred compensation	(3,807)	—	—	—	—	(75)	75	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(478)	(478)
Net loss	—	—		(44,467)	—	—	—	(44,467)	(816)	(45,283)
Balance, July 31, 2026	79,954,196	$8	$2,951,531	$(1,974,683)	$(1,746)	$(1,577)	$1,577	$975,110	$7,788	$982,898

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, October 31, 2024	20,375,932	$2	$2,300,031	$(1,641,550)	$(1,561)	$(1,198)	$1,198	$656,922	$10,687	$667,609
Sale of common stock, net of fees	690,711	—	5,892	—	—	—	—	5,892	—	5,892
Common stock issued, non-employee compensation	8,335	—	82	—	—	—	—	82	—	82
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	75,834	—	(468)	—	—	—	—	(468)	—	(468)
Share based compensation	—	—	2,142	—	—	—	—	2,142	—	2,142
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	(232)	—	—	(232)	—	(232)
Adjustment for deferred compensation	(7,040)	—	—	—	—	(70)	70	—	—	—
Contributions received from sale of noncontrolling interest	—	—	—	—	—	—	—	—	4,000	4,000
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(600)	(600)
Net Loss	—	—	—	(28,326)	—	—	—	(28,326)	(4,060)	(32,386)
Balance, January 31, 2025	21,143,772	$2	$2,306,879	$(1,669,876)	$(1,793)	$(1,268)	$1,268	$635,212	$10,027	$645,239
Sale of common stock, net of fees	1,626,319	—	7,665	—	—	—	—	7,665	—	7,665
Common stock issued, non-employee compensation	12,013	—	46	—	—	—	—	46	—	46
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	6,102	—	(7)	—	—	—	—	(7)	—	(7)
Share based compensation	—	—	4,824	—	—	—	—	4,824	—	4,824
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Effect of foreign currency translation	—	—	—	—	286	—	—	286	—	286
Adjustment for deferred compensation	(12,013)	—	—	—	—	(46)	46	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(565)	(565)
Net Loss	—	—	—	(38,049)	—	—	—	(38,049)	300	(37,749)
Balance, April 30, 2025	22,776,193	$2	$2,318,607	$(1,707,925)	$(1,507)	$(1,314)	$1,314	$609,177	$9,762	$618,939
Sale of common stock, net of fees	6,846,992	1	38,068	—	—	—	—	38,069	—	38,069
Common stock issued, non-employee compensation	8,999	—	46	—	—	—	—	46	—	46
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	22,109	—	18	—	—	—	—	18	—	18
Share based compensation	—	—	1,691	—	—	—	—	1,691	—	1,691
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)	—	(800)
Adjustment for deferred compensation	(8,999)	—	—	—	—	(46)	46	—	—	—
Effect of foreign currency translation	—	—	—	—	(374)	—	—	(374)	—	(374)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(473)	(473)
Net Loss	—	—	—	(91,656)	—	—	—	(91,656)	(240)	(91,896)
Balance, July 31, 2025	29,645,294	$3	$2,357,630	$(1,799,581)	$(1,881)	$(1,360)	$1,360	$556,171	$9,049	$565,220

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(148,963)	$(162,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	7,472	8,657
Depreciation and amortization	30,747	30,582
Non-cash interest expense on finance obligations	2,086	1,773
Unrealized gain on derivative contracts	(2,480)	(1,862)
Operating lease costs	1,257	1,005
Operating lease payments	(1,090)	(1,030)
Impairment expense	42,567	64,467
Other, net	(4)	180
(Increase) decrease in operating assets:
Accounts receivable	(3,173)	1,801
Unbilled receivables	(33,943)	(33,110)
Inventories	(808)	(2,058)
Other assets	(2,022)	(10,019)
(Decrease) increase in operating liabilities:
Accounts payable	(1,169)	(3,943)
Accrued liabilities	11,379	(258)
Deferred revenue	24,707	3,419
Net cash used in operating activities	(73,437)	(102,427)
Cash flows from investing activities:
Capital expenditures	(3,799)	(17,586)
Project asset expenditures	(12,022)	(3,845)
Maturity of held-to-maturity debt securities	-	772,370
Purchases of held-to-maturity debt securities	-	(660,969)
Net cash (used in) provided by investing activities	(15,821)	89,970
Cash flows from financing activities:
Repayment of debt and finance obligations	(13,894)	(10,424)
Proceeds from the issuance of debt	49,563	-
Payment for deferred financing costs	(3,817)	(171)
Common stock issued for stock plans and related expenses	53	51
Contributions received from sale of noncontrolling interest	4,000	4,000
Distribution to noncontrolling interest	(1,588)	(1,638)
Payments for taxes related to net share settlement of equity awards	(709)	(507)
Common stock issuance, net of fees	453,629	51,626
Payment of preferred dividends	(2,400)	(2,400)
Net cash provided by financing activities	484,837	40,537
Effects on cash from changes in foreign currency rates	(51)	(109)
Net increase in cash, cash equivalents and restricted cash	395,528	27,971
Cash, cash equivalents and restricted cash-beginning of period	341,792	208,883
Cash, cash equivalents and restricted cash-end of period	$737,320	$236,854

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents, unrestricted	$658,082	$174,662
Restricted cash and cash equivalents - short-term	24,911	16,092
Restricted cash and cash equivalents - long-term	54,327	46,100
Total cash, cash equivalents and restricted cash	$737,320	$236,854

Supplemental cash flow disclosures:
Cash interest paid	$5,709	$5,504
Noncash financing and investing activity:
Addition of operating lease liabilities	-	3,523
Addition of operating lease right-of-use assets	-	3,523
Noncash reclassifications from inventory to project assets	2,794	2,148
Accrued purchases of fixed assets, cash to be paid in subsequent period	888	913
Accrued purchases of project assets, cash to be paid in subsequent period	10	72

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

Headquartered in Danbury, Connecticut, FuelCell Energy, Inc. (together with its subsidiaries, the “Company”, “FuelCell Energy,” “we,” “us,” or “our”) is a clean energy technology company and a stationary fuel cell manufacturer with 23 years of operating experience in this field. Unlike traditional power generation methods that rely on combustion, our fuel cells generate electricity electrochemically through a chemical reaction rather than burning fuel, resulting in ultra-low emissions and high efficiency. In addition to our existing core molten carbonate-based commercial products, we engage strategically in research and development, both company-funded and carried out under grants from and commercial agreements with private companies and various government agencies through our Advanced Technologies programs. We focus on generating revenue from our core recurring and non-recurring revenue sources, while working to identify the next trends in clean energy we believe we can commercialize, take to market, and grow into future revenue streams.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position as of July 31, 2026 and October 31, 2025 and results of operations as of and for the three and nine months ended July 31, 2026 and 2025 have been included. All intercompany accounts and transactions have been eliminated.

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

As of July 31, 2026, unrestricted cash and cash equivalents totaled $658.1 million compared to $278.1 million as of October 31, 2025. There were no outstanding U.S. Treasury Securities as of July 31, 2026 or October 31, 2025, as all U.S. Treasury Securities that were outstanding during the three and nine month periods ended July 31, 2025 matured prior to October 31, 2025.

During the third quarter of fiscal year 2026, the Company closed on the 2026 EXIM Financing (as defined elsewhere herein), resulting in gross proceeds of approximately $24.5 million, and net proceeds to the Company of approximately $22.9 million after deducting customary fees and transaction costs of approximately $1.6 million. During the first quarter of fiscal year 2026, the Company closed on the 2025 EXIM Financing (as defined elsewhere herein), resulting in gross proceeds of approximately $25.0 million, and net proceeds to the Company of approximately $22.7 million after deducting customary fees and transaction costs of approximately $2.3 million. Under the credit agreement for the 2026 EXIM Financing and through amendments to the credit agreements for the 2025 EXIM Financing and the 2024 EXIM Financing (as defined elsewhere herein), the Company is required to maintain, throughout the remaining terms of the credit agreements for all of the EXIM Financings (as defined elsewhere herein), a total minimum cash balance of $65.0 million. The amendments to the credit agreements for the 2025 EXIM Financing and the 2024 EXIM Financing, which were executed in conjunction with and at the same time as the credit agreement for the 2026 EXIM Financing, increased the total minimum cash balance requirement from $55.0 million to $65.0 million.

On July 9, 2026, the Company completed the underwritten public offering of 12,321,429 shares of the Company’s common stock (including the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $21.00 per share. Net proceeds to the Company were approximately $245.5 million after deducting underwriting discounts and commissions of approximately $12.9 million and other offering expenses payable by the Company of approximately $0.4 million.

During the first quarter of fiscal year 2026, the Company received the third and final annual funding from East West Bancorp, Inc. (“East West Bank”) under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 to the Open Market Sale Agreement, dated July 12, 2022 (as amended, the “Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”), with respect to an at the market offering program under which the Company could, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. Following the sale of substantially all of the $300.0 million of shares previously available under the Sales Agreement, on December 30, 2025, the Company entered into Amendment No. 3 to the Sales Agreement, which removed J.P. Morgan Securities LLC as an Agent and increased the amount of shares that may be sold by the Company under the Sales Agreement to $200.0 million (exclusive of any amounts previously sold under the Sales Agreement prior to the date of Amendment No. 3). During the three months ended July 31, 2026, approximately 4.1 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $13.31 per share, resulting in gross proceeds of approximately $54.0 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $52.9 million after deducting sales commissions totaling approximately $1.1 million. During the nine months ended July 31, 2026, approximately 21.3 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $10.00 per share, resulting in gross proceeds of approximately $212.9 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $208.2 million after deducting sales commissions totaling approximately $4.3 million and fees totaling approximately $0.4 million. See Note 12. “Stockholders’ Equity” for additional information regarding the Sales Agreement.

We believe that our unrestricted cash and cash equivalents, expected receipts from our committed backlog and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

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

In November 2024, the FASB issued new guidance which requires enhanced disclosure of specified categories of expenses included in certain expense captions presented on the face of the income statement. This guidance will be effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The Company is currently evaluating the new guidance to determine its adoption approach but other than enhanced disclosure, we do not expect this guidance to have a significant impact on our consolidated financial statements.

In May 2026, the FASB issued guidance to establish a comprehensive model for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The guidance is intended to improve comparability and transparency by reducing diversity in practice related to accounting for these arrangements. This guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating this guidance and does not currently expect it to have a material impact on its condensed consolidated financial statements.

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

During the three and nine months ended July 31, 2026, priority return distributions were made to Franklin Park 2023 FCE Tax Equity Fund, LLC (“Franklin Park”) of $0.3 million and $0.9 million, respectively. During the three and nine months ended July 31, 2025, priority return distributions were made to Franklin Park of $0.3 million and $1.0 million, respectively. For the three and nine months ended July 31, 2026, the net income attributable to noncontrolling interests totaled $0.2 million and $0.9 million, respectively. For the three and nine months ended July 31, 2025, the net income attributable to noncontrolling interests totaled $0.4 million and $1.2 million, respectively.

Groton Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bank for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT. East West Bank’s tax equity commitment totaled $15.0 million.

During each of the nine month periods ended July 31, 2026 and 2025, priority return distributions of $0.2 million were made to East West Bank. During the three months ended July 31, 2026 and 2025, no priority return distributions were made to East West Bank. For the three and nine months ended July 31, 2026, the net loss attributable to noncontrolling interests for Groton Station FuelCell Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the Groton Project) totaled $1.0 million and $4.9 million, respectively. For the three and nine months ended July 31, 2025, the net loss attributable to noncontrolling interests for Groton Station FuelCell Holdco, LLC totaled $0.01 million and $3.5 million, respectively.

Yaphank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in November 2021 with Renewable Energy Investors, LLC (“REI”), a subsidiary of Franklin Park Infrastructure, LLC, for the 7.4 MW fuel cell project (the “LIPA Yaphank Project”) located in Yaphank, Long Island. REI’s tax equity commitment totaled $12.4 million.

During the three and nine months ended July 31, 2026, priority return distributions were made to REI of $0.2 million and $0.5 million, respectively. During the three and nine months ended July 31, 2025, priority return distributions were made to REI of $0.2 million and $0.5 million, respectively. For the three and nine months ended July 31, 2026, net (loss) income attributable to noncontrolling interest for YTBFC Holdco, LLC (the partnership that acquired the equity interests in the project company that owns the LIPA Yaphank Project) totaled $(0.03) million and $0.2 million, respectively. For the three and nine months ended July 31, 2025, net loss attributable to noncontrolling interest for YTBFC Holdco, LLC totaled $0.6 million and $1.7 million, respectively.

Note 4. Revenue Recognition

Contract Balances

Contract assets as of July 31, 2026 and October 31, 2025 were $165.1 million ($125.2 million long-term) and $131.1 million ($82.1 million long-term), respectively. The contract assets relate to the Company’s rights to consideration for work completed but not yet billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. We bill customers for power platform and power platform component sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual revenues recorded, typically in the subsequent month. Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred.

Contract liabilities as of July 31, 2026 and October 31, 2025 were $33.4 million and $8.7 million, respectively. These amounts are included on a separate line item as Deferred revenue, and balances expected to be recognized as revenue beyond one year from the balance sheet date are included within Long-term deferred revenue on the accompanying Consolidated Balance Sheets. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to variable consideration for previously sold products. The net change in contract liabilities represents customer billings offset by revenue recognized.

Consideration Payable to a Customer

As of October 31, 2023, the Company had recorded $6.3 million ($6.0 million long-term) as consideration payable to Toyota Motor North America (“Toyota”), which is included within Accrued liabilities and Long-term debt and other liabilities on the accompanying Consolidated Balance Sheets. The Company received payment for the sale of an investment tax credit with respect to the Toyota project at the Port of Long Beach during the year ended October 31, 2023. The net amount of $6.3 million is being recorded as a reduction to revenue during the period of measurement, which is the 20-year term of the hydrogen and power production agreement (the “Toyota HPPA”) between Toyota and the Company that commenced in the first quarter of fiscal year 2024. The balance was $5.9 million ($5.0 million long-term) and $6.0 million ($4.5 million long-term) as of July 31, 2026 and October 31, 2025, respectively.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of July 31, 2026, the Company’s total remaining performance obligations were: $263.6 million for service agreements (expected to be recognized as revenue over approximately three to fifteen years which is based on the remaining term of the service agreements), $367.6 million for generation PPAs (expected to be recognized as revenue over approximately nineteen to twenty years based on the PPA terms remaining) and $108.9 million for product purchase agreements (expected to be recognized within the next two fiscal years). There were no remaining performance obligations for Advanced Technologies contracts as of July 31, 2026.

On June 22, 2026, the Company entered into a Capital Equipment Purchase Agreement (the “CEPA”) with Fit Energy USA LP (“Fit”), by its general partner, Fit US Inc. Pursuant to the CEPA, the Company agreed to manufacture, sell, and deliver to Fit carbonate fuel cell block systems (each, a “Block”), with each Block having a nameplate generating capacity of 2.5 MW, for a total aggregate generating capacity of up to 380.0 MW across four phases. The fuel cell systems are intended to supply baseload electricity for data center applications. Upon execution of the CEPA, the payment obligations with respect to the initial phase, representing a generating capacity of 30.0 MW in Phase 0, became effective. Fit also has the ability to elect, at its sole option, to proceed with the remaining phases for generating capacity of 100.0 MW in Phase 1, generating capacity of 125.0 MW in Phase 2 and generating capacity of an additional 125.0 MW in Phase 3, in each case, with a milestone based payment obligation with an initial deposit due at election of each phase, upon delivery by Fit of timely election notices. The initial deposit for Phase 0 was received upon execution of the CEPA. As Fit identifies project sites for the deployment of the Blocks within the United States, the parties are required to enter into a project-specific system commissioning agreement and a long-term services agreement (“LTSA”), each in prescribed forms attached to the CEPA. These LTSAs are expected to have terms of 15 to 20 years. The Company issued warrants to Fit in conjunction with the CEPA. The full amount of the grant-date fair value of each tranche of the warrants will be recorded within Other assets, net as a customer incentive asset on our Consolidated Balance Sheet, upon vesting of such tranche of the Warrants. As the Company satisfies its performance obligations for Phases 1, 2 and 3 under the CEPA, the Company will derecognize the customer incentive asset as a reduction of revenue based on the amount of the customer incentive asset allocated to each of those performance obligations. See Note 12. “Stockholders’ Equity” for information regarding the warrant agreement executed in connection with the CEPA.

During the three months ended July 31, 2026, the CEPA added approximately $90.8 million and $110.7 million to product purchase agreements and service agreements remaining performance obligations, respectively.

Note 5. Restructuring and Impairment

Impairment

In April 2026, the Company identified indicators suggesting that the carrying value of the project assets associated with the Groton Project may not be recoverable. Due to performance issues encountered with the SureSource 4000 fuel cells at the Groton Project, the Company has elected to upgrade the equipment pursuant to the Groton Project’s PPA to utilize three of the Company’s standard 2.5 MW power blocks, with seven-year stack life design and high efficiency. In accordance with Accounting Standards Codification (“ASC”) Topic 360, Impairment or disposal of long lived assets (“ASC 360”), the Company tested for recoverability by comparing the carrying amount of the asset group to the fair value of the asset group, and determined that the carrying amount exceeded the fair value, and measured the impairment expense as the excess of carrying value over fair value. Fair value was estimated using a combination of expected future undiscounted cash flows under revised operating scenarios and estimated recoverable amounts through potential reuse or disposition of certain components. An impairment expense of $42.6 million was recorded for the nine months ended July 31, 2026, which was comprised of $41.5 million of expense related to project assets and $1.1 million of expense related to inventories for the Groton Project. As of July 31, 2026 and as of the date of filing of this Quarterly Report on Form 10-Q, work related to the upgrade had not yet commenced. It is expected that the upgrade will be completed in fiscal year 2027.

The impairment expense of $64.5 million that was recorded in the three and nine month periods ended July 31, 2025 related to the Company's prior investments in solid oxide technology, including related goodwill and in-process research and development (“IPR&D”) intangible assets, property, plant and equipment and solid oxide inventory. Of the $64.5 million, approximately $42.1 million was related to property, plant and equipment, approximately $9.0 million was related to inventory, approximately $9.3 million was related to IPR&D intangible assets, and approximately $4.1 million was related to goodwill.

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

Restructuring expense relating to severance for eliminated positions of $4.1 million and $5.6 million was recognized in the three and nine months ended July 31, 2025, respectively, which has been presented under a separate caption in the Consolidated Statements of Operations. As of July 31, 2026, $0.2 million of restructuring expense which had yet to be paid out is included within Accrued liabilities on the accompanying Consolidated Balance Sheets. The following table summarizes the activity in accrued severance costs (in thousands):

	September 2024 Restructuring	November 2024 Restructuring	June 2025 Restructuring	Total
Balance as of October 31, 2024	$2,235	$-	$-	$2,235
Restructuring expense recognized	-	1,536	-	1,536
Restructuring expense payouts	(786)	(680)	-	(1,466)
Balance as of January 31, 2025	$1,449	$856	$-	$2,305
Restructuring expense recognized	-	6	-	6
Restructuring expense payouts	(416)	(463)	-	(879)
Balance as of April 30, 2025	$1,033	$399	$-	$1,432
Restructuring expense recognized	-	-	4,051	4,051
Restructuring expense payouts	(358)	(226)	(1,516)	(2,100)
Balance as of July 31, 2025	$675	$173	$2,535	$3,383

		November 2024 Restructuring	June 2025 Restructuring	Total
Balance as of October 31, 2025		$55	$2,161	$2,216
Restructuring expense payouts		(55)	(797)	(852)
Balance as of January 31, 2026		$-	$1,364	$1,364
Restructuring expense payouts		-	(795)	(795)
Balance as of April 30, 2026		$-	$569	$569
Restructuring expense payouts		-	(345)	(345)
Balance as of July 31, 2026		$-	$224	$224

Note 6. Investments – Short-Term

The Company began to invest in U.S. Treasury Securities during fiscal year 2023. Outstanding U.S. Treasury Securities were classified as held-to-maturity and were recorded at amortized cost. There were no outstanding U.S. Treasury Securities as of July 31, 2026 or October 31, 2025, as all U.S. Treasury Securities that were outstanding during the three and nine month periods ended July 31, 2025 matured prior to October 31, 2025.

Note 7. Inventories

Inventories (current and long-term) as of July 31, 2026 and October 31, 2025 consisted of the following (in thousands):

	July 31,	October 31,
	2026	2025
Raw materials	$32,103	$35,234
Work-in-process (1)	54,273	54,178
Inventories	86,376	89,412
Inventories – current	(86,376)	(86,196)
Inventories – long-term (2)	$-	$3,216
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

In connection with the CEPA with Fit, the Company assessed the recoverability of certain existing inventory balances and purchase commitments associated with products expected to be supplied under Phase 0 of the CEPA. As a result of this assessment, the Company recorded a charge of approximately $4.0 million to reduce the carrying value of certain inventories to net realizable value and a charge of approximately $13.0 million for losses on firm purchase commitments for the three months ended July 31, 2026. The charges were recognized as Product Costs of revenues in the Consolidated Statements of Operations and Comprehensive Loss. The charges reflect the impact of contractual pricing provisions associated with specific inventory and firm purchase commitments arising as a result of Phase 0 of the CEPA as of July 31, 2026, compared to the cost of manufacturing such inventory and the price of such purchase commitments. The charges are expected to be limited to identified inventory and purchase commitments for Phase 0 of the CEPA with Fit, and do not reflect management's expectations regarding the overall economic value of the CEPA. See Note 4. “Revenue Recognition” for information regarding the CEPA with Fit.

Note 8. Project Assets

Project assets as of July 31, 2026 and October 31, 2025 consisted of the following (in thousands):

	July 31,	October 31,	Estimated
	2026	2025	Useful Life
Project Assets – Operating	$253,361	$306,697	4-20 years
Accumulated depreciation	(87,949)	(90,622)
Project Assets – Operating, net	165,412	216,075
Project Assets – Construction in progress	1,176	772	7-20 years
Project Assets, net	$166,588	$216,847

The estimated useful lives of these project assets are 20 years for balance of plant and site construction, and four to seven years for modules. Project assets as of July 31, 2026 and October 31, 2025 included twelve completed, commissioned installations generating power with respect to which the Company has a PPA with the end-user of power and site host with a net aggregate value of $165.4 million and $216.1 million as of July 31, 2026 and October 31, 2025, respectively. Certain of these assets are the subject of sale-leaseback arrangements with Crestmark Equipment Finance (“Crestmark”). See Note 5. “Restructuring and Impairment” for information regarding the impairment expense to Project assets during the nine month period ended July 31, 2026. There was no impairment expense for Project assets during the three month period ended July 31, 2026, nor during the three and nine month periods ended July 31, 2025.

Project assets as of July 31, 2026 and October 31, 2025 also include installations with carrying values of $1.2 million and $0.8 million, respectively, which are being developed and constructed by the Company in connection with a project for which we have entered into a PPA.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows.

Note 9. Intangible Assets

As of July 31, 2026 and October 31, 2025, the Company had intangible assets of $2.9 million and $3.9 million, respectively, that were recorded in connection with the 2019 Bridgeport Fuel Cell Project acquisition. Gross carrying value of the intangible assets was $12.3 million as of each of July 31, 2026 and October 31, 2025. Accumulated amortization was $9.4 million and $8.4 million as of July 31, 2026 and October 31, 2025, respectively.

Amortization expense for the Bridgeport Fuel Cell Project-related intangible assets for each of the three month periods ended July 31, 2026 and 2025 was $0.3 million, and for each of the nine month periods ended July 31, 2026 and 2025 was $1.0 million.

Note 10. Accrued Liabilities

Accrued liabilities as of July 31, 2026 and October 31, 2025 consisted of the following (in thousands):

	July 31,	October 31,
	2026	2025
Accrued payroll and employee benefits (1)	$7,646	$10,256
Consideration payable to a customer (2)	1,566	2,515
Accrued service agreement and PPA costs (3)	13,042	11,863
Accrued loss on firm purchase commitments (5)	12,984	-
Accrued legal, taxes, professional and other	5,069	4,468
Accrued severance costs (4)	224	2,216
Accrued liabilities	$40,531	$31,318
(1)	The balance in this account represents accrued payroll, payroll taxes and accrued bonus for both periods.
(2)	The balance represents the net amount due to Toyota as an accrued liability, which will be reduced over time against billings to Toyota for hydrogen sales under the terms of the Toyota HPPA.
(3)	Accrued service agreement costs include loss accruals on service agreements of $8.6 million and $8.4 million, as of July 31, 2026 and October 31, 2025, respectively. The accruals for performance guarantees on service agreements and PPAs were $4.5 million and $2.9 million as of July 31, 2026 and October 31, 2025, respectively.
(4)	Accrued severance costs represent amounts accrued relating to restructuring activities and workforce reductions that occurred in September of fiscal year 2024, and in November and June of fiscal year 2025. Refer to Note 5. “Restructuring and Impairment” for more information about the restructuring plans.
(5)	Accrued loss on firm purchase commitments relates to the loss accrual for certain firm purchase commitments that was recorded for the three months ended July 31, 2026. Refer to Note 7. “Inventories” for more information about the losses on firm purchase commitments.

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

Operating lease expense for the three month periods ended July 31, 2026 and 2025 was $0.4 million and $0.3 million, respectively, and for the nine month periods ended July 31, 2026 and 2025 was $1.3 million and $1.0 million, respectively. As of July 31, 2026, the weighted average remaining lease term (in years) was approximately 17 years and the weighted average discount rate was 7.8%. Lease payments made during the three months ended July 31, 2026 and 2025 were $0.4 million and $0.3 million, respectively. Lease payments made during the nine months ended July 31, 2026 and 2025 were $1.1 million and $1.0 million, respectively.

Undiscounted maturities of operating lease liabilities as of July 31, 2026 were as follows (in thousands):

Operating Leases
Due Year 1	$1,555
Due Year 2	1,871
Due Year 3	1,514
Due Year 4	1,153
Due Year 5	1,124
Thereafter	16,493
Total undiscounted lease payments	23,710
Less imputed interest	(11,065)
Total discounted lease payments	$12,645

Note 12. Stockholders’ Equity

Warrant Agreement

In connection with the CEPA with Fit, on June 22, 2026, the Company entered into a warrant agreement (the “Warrant Agreement”) with Fit, pursuant to which the Company issued to Fit three tranches of warrants representing Fit’s right to purchase up to an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $26.44 per share (the “Strike Price”). The warrants are divided into three equal tranches of 4,000,000 shares each (the “First Tranche Warrant,” the “Second Tranche Warrant” and the “Third Tranche Warrant,” and collectively, the “Warrants”).

The Warrants are subject to performance-based vesting tied to Fit’s deposits under the CEPA before they can be exercised. The First Tranche Warrant vests upon the Company’s receipt of a non-refundable deposit equal to 16% of the order value for 100.0 MW of power generation platforms in connection with phase 1. The Second Tranche Warrant vests upon the Company’s receipt of a non-refundable deposit for 125.0 MW of power generation platforms in connection with phase 2. The Third Tranche Warrant vests upon the Company’s receipt of a non-refundable deposit for the third tranche of 125.0 MW of power generation platforms in connection with phase 3. Any unvested warrant tranche that has not vested as of the date that is 24 months following the date of issuance will automatically terminate and be cancelled.

Each tranche of Warrants, once vested, is exercisable by Fit, in whole or in part, at any time, or from time to time, during the applicable exercise period for such Warrants, by tendering to the Company a notice of exercise and payment of the Strike Price in cash by wire transfer of immediately available funds. Each tranche of Warrants will expire 24 months following the applicable vesting date for such tranche.

The Warrant Agreement provides the Company with a mandatory exercise right (the “Mandatory Exercise Right”), exercisable at the Company’s election, to cause all outstanding vested Warrants to be exercised if the volume-weighted average price per share of common stock exceeds 150% of the Strike Price on each of at least 30 consecutive trading days. Upon exercise of the Mandatory Exercise Right, the Company must provide at least 15 days’ prior written notice to Fit. No shares of common stock will be issued upon exercise of any Warrant to the extent such issuance would result in Fit beneficially owning in excess of 19.99% of the then-outstanding shares of common stock.

The Warrants are subject to adjustment from time to time in accordance with the provisions of the Warrant Agreement. The Warrants may not be transferred or assigned without the prior written consent of the Company, except to Affiliates (as defined in the Warrant Agreement).

The Company analyzed the Warrants in accordance with ASC Topic 606, Revenue from Contracts with Customers, ASC Topic 480, Distinguishing Liabilities from Equity, ASC Topic 718, Compensation—Stock Compensation and ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and concluded that each tranche of the Warrants constitutes a freestanding financial instrument, that the Warrants do not meet the definition of a liability under ASC 480, that the Warrants are indexed to the Company’s own common stock, and that the Warrants meet the conditions for equity classification set forth in ASC Topic 718. The Company also determined that the Warrants represent share-based consideration payable to a customer pursuant to ASC Topic 606, and are not in exchange for a distinct good or service, and therefore are measured at the grant date fair value in accordance with ASC Topic 718. Each tranche of the Warrants will be recorded at their grant date fair value as a component of additional paid-in capital on our Consolidated Balance Sheet upon vesting, and will not be subsequently remeasured. Accordingly, the full amount of the grant-date fair value of each tranche of the Warrants will be recorded within Other assets, net as a customer incentive asset on our Consolidated Balance Sheet, upon vesting of such tranche of the Warrants. As the Company satisfies its performance obligations for Phases 1, 2 and 3 under the CEPA, the Company will derecognize the customer incentive asset as a reduction of revenue based on the amount of the customer incentive asset allocated to each of those performance obligations. We utilized a Monte Carlo simulation approach to estimate the fair value of the Warrants which requires inputs such as our common stock price, the Strike Price, estimated stock price volatility and risk-free interest rate, among other assumptions. The estimated fair value of the Warrants as of the issuance date of June 22, 2026 was $141.6 million. No Warrants had vested as of July 31, 2026 and, accordingly, no related additional paid-in capital or customer incentive asset was recognized. See Note 4. “Revenue Recognition” for information regarding the CEPA with Fit.

2026 Underwritten Offering of Common Stock

On July 9, 2026, the Company completed the underwritten public offering of 12,321,429 shares of the Company’s common stock (including the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $21.00 per share. Net proceeds to the Company were approximately $245.5 million after deducting underwriting discounts and commissions of approximately $12.9 million and other offering expenses payable by the Company of approximately $0.4 million.

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

During the three months ended July 31, 2026, approximately 4.1 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $13.31 per share, resulting in gross proceeds of approximately $54.0 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $52.9 million after deducting sales commissions totaling approximately $1.1 million. During the nine months ended July 31, 2026, approximately 21.3 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $10.00 per share, resulting in gross proceeds of approximately $212.9 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $208.2 million after deducting sales commissions totaling approximately $4.3 million and fees totaling approximately $0.4 million.

As of July 31, 2026, approximately $0.5 million of shares remained available for sale under the Sales Agreement.

Note 13. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”), with a liquidation preference of $1,000.00 per share, in March 2005.

Series B Preferred Stock

As of July 31, 2026 and October 31, 2025, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash during each of the three month periods ended July 31, 2026 and 2025, and dividends of $2.4 million were paid in cash during each of the nine month periods ended July 31, 2026 and 2025.

Note 14. Loss Per Share

The calculation of basic and diluted loss per share was as follows (in thousands, except share and per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Numerator
Net loss attributable to FuelCell Energy, Inc.	$(44,467)	$(91,656)	$(145,234)	$(158,031)
Series B preferred stock dividends	(800)	(800)	(2,400)	(2,400)
Net loss attributable to common stockholders	$(45,267)	$(92,456)	$(147,634)	$(160,431)
Denominator
Weighted average common shares outstanding – basic	70,405,692	24,441,294	57,649,267	22,233,074
Effect of dilutive securities (1)	—	—	—	—
Weighted average common shares outstanding – diluted	70,405,692	24,441,294	57,649,267	22,233,074
Net loss to common stockholders per share – basic	$(0.64)	$(3.78)	$(2.56)	$(7.22)
Net loss to common stockholders per share – diluted (1)	$(0.64)	$(3.78)	$(2.56)	$(7.22)
(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of July 31, 2026 and 2025, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	July 31,	July 31,
	2026	2025
Outstanding options to purchase common stock	439	523
Unvested Restricted Stock Units	2,055,196	929,358
5% Series B Cumulative Convertible Perpetual Preferred Stock	1,261	1,261
Total potentially dilutive securities	2,056,896	931,142

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

Please refer to the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended July 31, 2026 and 2025 for significant segment expenses and other segment items.

Revenues, by geographic location (based on the customer’s ordering location) for the three and nine months ended July 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
United States	$12,510	$19,874	$42,445	$61,210
South Korea	20,357	26,760	56,255	41,488
Europe	134	109	315	333
Canada	—	—	106	115
Total	$33,001	$46,743	$99,121	$103,146

Long-lived assets located outside of the United States as of July 31, 2026 and October 31, 2025 are not significant individually or in the aggregate.

Note 16. Restricted Cash

As of July 31, 2026 and October 31, 2025, there was $79.2 million and $63.7 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, and reserved for letters of credit for certain banking requirements and contracts. The allocation of restricted cash is as follows (in thousands):

	July 31,	October 31,
	2026	2025
Cash Restricted for Outstanding Letters of Credit (1)	$12,652	$14,152
Cash Restricted for Crestmark Sale-Leaseback Transactions	2,921	2,916
Cash Restricted for Noeul Green Energy Co., Ltd.	7,035	4,995
Cash Restricted for 2026 EXIM and 2025 EXIM Financing Facilities	2,154	-
Debt Service and Performance Reserves related to OpCo Financing Facility	28,427	22,546
Debt Service and Performance Reserves related to the Senior and Subordinated Back Leverage Loan Facilities	20,937	16,477
Other	5,112	2,607
Total Restricted Cash	79,238	63,693
Restricted Cash and Cash Equivalents – Short-Term (2)	(24,911)	(16,601)
Restricted Cash and Cash Equivalents – Long-Term	$54,327	$47,092
(1)	Letters of credit outstanding as of July 31, 2026 expire on various dates through October 2029.
(2)	Short-term restricted cash and cash equivalents are amounts expected to be released and classified as unrestricted cash within twelve months of the balance sheet date.

Note 17. Debt

Debt as of July 31, 2026 and October 31, 2025 consisted of the following (in thousands):

	July 31,	October 31,
	2026	2025
Export-Import Bank of the United States - 2026 Financing Facility (2026 EXIM Financing)	$24,378	$—
Export-Import Bank of the United States - 2025 Financing Facility (2025 EXIM Financing)	23,090	—
Export-Import Bank of the United States - 2024 Financing Facility (2024 EXIM Financing)	8,165	9,106
Liberty Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	4,671	5,204
Connecticut Green Bank Term Loan Agreement (Derby Senior Back Leverage Loan Facility)	2,156	2,402
Connecticut Green Bank Loan (Derby Subordinated Back Leverage Loan Facility)	3,500	3,500
Connecticut Green Bank Loan (Groton Subordinated Back Leverage Loan Facility)	7,597	8,000
Liberty Bank Term Loan Agreement (Groton Senior Back Leverage Loan Facility)	4,590	4,966
Amalgamated Bank Loan (Groton Senior Back Leverage Loan Facility)	4,554	4,936
Finance obligation for sale-leaseback transactions	18,860	18,803
State of Connecticut Loan	4,435	5,123
OpCo Financing Facility	53,684	60,868
Deferred finance costs	(6,099)	(3,265)
Total debt and finance obligations	153,581	119,643
Current portion of long-term debt and finance obligations	(18,801)	(15,847)
Long-term debt and finance obligations	$134,780	$103,796

2026 EXIM Financing

On June 30, 2026, the Company closed on its third project debt financing transaction (the “2026 EXIM Financing”) with the Export-Import Bank of the United States (“EXIM”) to support the Company’s obligations under its long-term service agreement with Gyeonggi Green Energy Co., Ltd. (“GGE”). In conjunction with this financing, the Company entered into a promissory note in the aggregate principal amount of approximately $49.0 million to be disbursed in two tranches, and related security agreements securing the loan with equipment liens. The first tranche, disbursed on June 30, 2026, resulted in gross proceeds of approximately $24.5 million before deducting customary fees and transaction costs, and net proceeds to the Company of approximately $22.9 million after deducting customary fees and transaction costs of approximately $1.6 million. Interest accrues at a fixed interest rate of 5.85%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which was due (with respect to the first tranche) in July 2026. The second tranche is expected to be disbursed in October 2026, subject to customary closing conditions. The credit agreements, promissory notes and related security agreements for the 2026 EXIM Financing contain certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type.

In connection with the closing of the 2026 EXIM Financing, the Company also entered into omnibus amendments to the credit agreements for each of the 2025 EXIM Financing and the 2024 EXIM Financing (each as defined below), which replaced the minimum cash balance financial covenant in each of those credit agreements with the minimum cash balance financial covenant described below. As a result, a single minimum cash balance financial covenant now applies across all of the Company’s EXIM Financings.

Under this financial covenant, the Company is required to maintain a minimum cash balance of $65.0 million at all times throughout the terms of the credit agreements, which represents an increase from the $55.0 million minimum cash balance previously required under the 2025 EXIM Financing. The required minimum cash balance is reduced to $15.0 million if the Company satisfies, for three consecutive fiscal quarters, both (i) a debt service coverage ratio of not less than 1.25:1.00 and (ii) a ratio of total debt to EBITDA (as defined in the credit agreement) of not more than 4.00:1.00, and no event of default or potential event of default has occurred and is continuing. If, following such a reduction, the Company fails to satisfy either ratio, the required minimum cash balance reverts to $65.0 million and may not thereafter be reduced on the basis of these ratios. A failure to satisfy either the debt service coverage ratio or the total debt to EBITDA ratio does not, by itself, constitute an event of default under the credit agreements.

The required minimum cash balance is also subject to reduction by $5.0 million, and by subsequent increments of $5.0 million, on any repayment date on which the sum of the amounts then held in the debt service reserve account and the lockbox account, plus the minimum cash balance then in effect, exceeds the aggregate principal and other amounts then outstanding under the Company’s other indebtedness to EXIM by $10.0 million, or by subsequent increments of $10.0 million. On each repayment date, the Company is required to deliver a confirmation statement to EXIM certifying compliance with the minimum cash balance requirement and reporting the then-applicable debt service coverage ratio and total debt to EBITDA ratio, together with supporting calculations. For the purposes of these credit agreements, cash is defined as the sum of unrestricted cash plus all short-term (but no longer than three months), marketable United States Treasury instruments (as measured based on the maturity amount of each instrument). The Company was in compliance with the minimum cash balance financial covenant as of July 31, 2026.

2025 EXIM Financing

On November 26, 2025, the Company closed on its second project debt financing transaction (the “2025 EXIM Financing”) with EXIM to support the Company’s obligations under its long-term service agreement with GGE. In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $25.0 million before deducting customary fees and transaction costs, and net proceeds to the Company of approximately $22.7 million after deducting customary fees and transaction costs of approximately $2.3 million. Interest accrues at a fixed interest rate of 5.29%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which was due in December 2025. The credit agreement between the Company and EXIM with respect to the 2025 EXIM Financing contains certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type.

The 2024 EXIM Financing, the 2025 EXIM Financing, and the 2026 EXIM Financing are sometimes referred to collectively herein as the “EXIM Financings.”

Groton Back Leverage Financing Waiver, Consent and Amendment Agreements

Due to the planned equipment upgrade to address performance issues encountered with the SureSource 4000 fuel cells utilized at the 7.4 MW Groton Project and the cessation of electricity production at the Groton Project pending such upgrade, the parties to the Groton Senior Back Leverage Credit Agreement and the Groton Subordinated Back Leverage Credit Agreement (in each case, as defined elsewhere herein) have entered into waiver, consent and amendment agreements to address prospectively the potential failure to maintain certain debt service reserve accounts (“DSCR Reserve Accounts”) and to meet certain debt service coverage ratio covenants under the Groton Senior and Subordinated Back Leverage Credit Agreements (the “Potential DSCR Defaults.”)

Specifically, on June 5, 2026, Liberty Bank, in its capacities as administrative agent and lender, Amalgamated Bank, in its capacity as lender, and Groton Holdco Borrower (as defined elsewhere herein) entered into a Waiver, Consent and Amendment Agreement with respect to the Groton Senior Back Leverage Credit Agreement (the “Senior Waiver”). Under the Senior Waiver, Liberty Bank and Amalgamated Bank have consented to the funding of deficiencies in the Liberty Bank and Amalgamated Bank DSCR Reserve Accounts by Parent (as defined elsewhere herein) or an affiliate of Parent, rather than Groton Holdco Borrower, and waived certain Potential DSCR Defaults relating to the Liberty Bank and Amalgamated Bank DSCR Reserve Accounts and with respect to the debt service coverage ratio covenants for the periods ending June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027. As a condition to the waivers and consents set forth in the Senior Waiver, Parent deposited $3.0 million into the payment reserve account to cover, during the twelve month period beginning on the effective date of the Senior Waiver, amounts payable under the waterfall set forth in the Groton Senior Back Leverage Credit Agreement (including scheduled debt service and required reserve deposits).

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

OpCo Financing Facility Interest Rate Swap – Fair Value Adjustment

The Company’s interest rate swap related to the OpCo Financing Facility (as defined elsewhere herein) is recorded at its fair value each reporting period, with the resulting gains/losses recorded to other income/expense. The interest rate swap is a Level 2 asset/liability since the value can be determined based on the observed values for underlying interest rates. The fair value adjustment for the three and nine months ended July 31, 2026 resulted in gains of $1.0 million and $1.7 million, respectively. The fair value adjustment for the three and nine months ended July 31, 2025 resulted in gains (losses) of $0.6 million and $(0.2) million, respectively. The Company has recorded a derivative asset within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $1.3 million as of July 31, 2026, and a derivative liability within long-term debt and other liabilities on the Consolidated Balance Sheets, which had an estimated fair value of $0.4 million as of October 31, 2025.

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

Long-Term Incentive Plan Awards for Fiscal Year 2026:

On November 28, 2025, the Compensation and Leadership Development Committee of the Board (the “Compensation Committee”) approved certain awards to be made under the Company’s Long-Term Incentive Plan (the “LTI Plan”) for fiscal year 2026. The LTI Plan is a sub-plan consisting of awards made under the Company’s 2018 Omnibus Incentive Plan (as amended and restated from time to time, the “Omnibus Incentive Plan”). The participants in the LTI Plan are members of senior management. The awards under the LTI Plan consist of two award components:

1)	Absolute Total Shareholder Return (“TSR”) Performance Share Units (“PSU”). The PSUs granted during the nine months ended July 31, 2026 will be earned over three performance periods, with the third performance period ending on October 31, 2028, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the TSR PSUs is the absolute TSR of the Company, measured over three performance periods: (1) from November 1, 2025 through October 31, 2026 with respect to 33% of the target number of performance shares; (2) from November 1, 2025 through October 31, 2027 with respect to 33% of the target number of performance shares; and (3) from November 1, 2025 through October 31, 2028 with respect to 34% of the target number of performance shares. TSR performance will be measured by subtracting the beginning stock price of $7.61, representing a 20-trading day average closing price, from the average closing price of the Company’s common stock over the 20 consecutive trading days ending on the last trading day of the applicable performance period, adding any dividends during the period, and then dividing the result by the beginning stock price. For each performance period, a minimum threshold achievement of 20% annualized TSR is necessary to earn 50% of the target number of PSUs, a target achievement of 35% annualized TSR is necessary to earn 100% of the target number of PSUs, and a maximum achievement of 50% annualized TSR is necessary to earn 235% of the target number of PSUs from that particular performance period. Each award is capped at 235% of the target number of performance shares, and each award is further subject to a stock price cap under which the award will be reduced proportionately if the price of the Company’s common stock at the time of payment exceeds a specified dollar amount.

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

2)	Time-vesting Restricted Stock Units (“RSU”). The time-vesting RSUs granted during the nine months ended July 31, 2026 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant.

During the nine months ended July 31, 2026, 425,176 PSUs and 476,339 time-based vesting RSUs were awarded to senior management under the LTI Plan. The PSUs were issued assuming participants will achieve 100% target performance. The Company has reserved additional shares assuming the maximum performance targets will be met. These PSUs and RSUs were awarded as contingent cash settlement awards, to be settled in cash to the extent necessary to avoid issuing shares in excess of the remaining shares reserved for issuance under the Omnibus Incentive Plan. As the Company’s stockholders approved an amendment and restatement of the Omnibus Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan at the 2026 Annual Meeting of Stockholders, the Company has sufficient shares available under the Omnibus Incentive Plan to settle all of these awards in shares.

In addition to the awards granted to senior management as noted above, during the nine months ended July 31, 2026, the Board also granted a total of 722,150 time-based vesting RSUs to certain salaried employees to promote ownership of the Company’s equity and retention. The time-based vesting RSUs granted during the nine months ended July 31, 2026 vest at a rate of one-third of the total number of RSUs granted on each of the first three anniversaries of the date of grant.

Share-Based Compensation

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Cost of revenues	$252	$207	$617	$620
Administrative and selling expense	2,046	1,271	6,401	7,399
Research and development expense	170	158	394	482
	$2,468	$1,636	$7,412	$8,501

Restricted Stock Units and Performance Share Units

The following table summarizes our RSU and PSU activity for the nine months ended July 31, 2026:

Restricted Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2025	641,027	$20.56
Granted - time-vesting RSUs	1,198,489	7.21
Vested	(338,257)	20.24
Forfeited	(79,320)	9.45
Outstanding as of July 31, 2026	1,421,939	$9.84

Performance Stock Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2025	261,034	$40.68
Granted - PSUs	425,176	7.59
Vested	(9,913)	165.00
TSR adjustment on vested awards	(43,040)	12.00
Outstanding as of July 31, 2026	633,257	$14.20

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

Project Fuel Exposure

Certain of our PPAs for project assets in our generation portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and for the initial four years of the Toyota project (through May 2027); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby and Yaphank project assets and further charges for the Toyota project asset.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fourth quarter of fiscal year 2023 for one contract and in the second quarter of fiscal year 2024 for other contracts, which resulted in a change to mark-to-market accounting. The Company recorded mark-to-market net gains of $1.9 million and $0.7 million associated with the natural gas contract derivatives for the three and nine months ended July 31, 2026, respectively. The Company recorded mark-to-market net gains of $1.0 million and $2.0 million associated with the natural gas contract derivatives for the three and nine months ended July 31, 2025, respectively. The Company recorded derivative assets within other assets on the Consolidated Balance Sheets, which had an estimated fair value of $2.8 million and $2.0 million as of July 31, 2026 and October 31, 2025, respectively. The Company recorded derivative liabilities within long-term debt and other liabilities on the Consolidated Balance Sheets, which had an estimated fair value of $0.1 million as of each of July 31, 2026 and October 31, 2025. The natural gas contract derivatives are classified as Level 2 financial assets/liabilities since the values can be determined based on readily observable inputs for underlying natural gas forward prices.

Other

As of July 31, 2026, the Company had unconditional, aggregate purchase commitments of $200.6 million for materials, supplies and services in the normal course of business.

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

OVERVIEW

FuelCell Energy is a clean energy technology company and a stationary fuel cell manufacturer with 23 years of operating experience in this field. We were founded in 1969 to research and develop electrochemical power generation technology and are headquartered in Danbury, Connecticut. Since the early 2000s, we have been manufacturing, selling and servicing our proprietary molten carbonate fuel cell systems, which deliver large-scale, continuous clean power and advanced emissions management. Unlike traditional power generation methods that rely on combustion, our fuel cells generate electricity electrochemically through a chemical reaction rather than burning fuel, resulting in ultra-low emissions and high efficiency. Our carbonate fuel cell systems are fuel-flexible, with the ability to run on biofuels, renewable natural gas, or hydrogen-hydrocarbon blends, and provide reliable baseload power, carbon capture, and thermal energy for chilling, heating, and process steam. As global energy demand rises driven by artificial intelligence (“AI”), electrification, and the need for enhanced grid resiliency, we believe solutions like ours will be vital in addressing next-generation needs, helping to strengthen the grid, reducing pollution, and supporting decarbonization goals. We have proven utility-scale projects operating at 10 MW, 20 MW, and 58.8 MW, with an average of over 10 years of continuous run time. As a company, we are motivated by our purpose of enabling a world empowered by clean energy.

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

BUSINESS UPDATES AND RECENT DEVELOPMENTS

On June 22, 2026, the Company entered into a Capital Equipment Purchase Agreement (the “CEPA”) with Fit Energy USA LP (“Fit”), by its general partner, Fit US Inc. The estimated contract value of the CEPA totaled approximately $2.6 billion, across Phases 0, 1, 2 and 3. Pursuant to the CEPA, the Company agreed to manufacture, sell, deliver and service carbonate fuel cell block systems (each, a “Block”), with each Block having a nameplate generating capacity of 2.5 MW, for a total aggregate generating capacity of up to 380 MW across four phases. The fuel cell systems are intended to supply baseload electricity for data center applications. Upon execution of the CEPA, the payment obligations with respect to the initial phase, representing a generating capacity of 30.0 MW in Phase 0, became effective. Fit also has the ability to elect, at its sole option, to proceed with the remaining phases for generating capacity of 100.0 MW in Phase 1, generating capacity of 125.0 MW in Phase 2 and generating capacity of an additional 125.0 MW in Phase 3, in each case, with a milestone based payment obligation with an initial deposit due at election of each phase, upon delivery by Fit of timely election notices. The initial deposit for Phase 0 was received upon execution of the CEPA. As Fit identifies project sites for the deployment of the Blocks within the United States, the parties are required to enter into a project-specific system commissioning agreement and a LTSA, each in prescribed forms and agreed upon pricing attached to the CEPA. These LTSAs are expected to have terms of 15 to 20 years. See Note 12. “Stockholders’ Equity” to our consolidated financial statements for information regarding the warrant agreement executed in connection with the CEPA.

We expect to begin delivery of the initial phase (Phase 0) of 30 MW of generating capacity in the fourth quarter of fiscal year 2026.

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

Comparison of the Three Months Ended July 31, 2026 and 2025

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended July 31, 2026 and 2025 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2026	2025	$	%
Total revenues	$33,001	$46,743	$(13,742)	(29)%
Total costs of revenues	57,504	51,877	5,627	11%
Gross loss	$(24,503)	$(5,134)	$(19,369)	(377)%
Gross margin	(74.2)%	(11.0)%

Total revenues for the three months ended July 31, 2026 of $33.0 million reflects a decrease of $13.7 million from $46.7 million for the same period in the prior year. Cost of revenues for the three months ended July 31, 2026 of $57.5 million reflects an increase of $5.6 million from $51.9 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the three months ended July 31, 2026 and 2025 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2026	2025	$	%
Product revenues	$18,000	$26,000	$(8,000)	(31)%
Cost of product revenues	37,102	29,083	8,019	28%
Gross loss from product revenues	$(19,102)	$(3,083)	$(16,019)	(520)%
Product revenues gross margin	(106.1)%	(11.9)%

Product revenues were $18.0 million during the three months ended July 31, 2026 and $26.0 million in the comparable prior year period. The decrease in product revenues during the three months ended July 31, 2026 was primarily driven by $18.0 million of revenue recognized under the Company’s long-term service agreement (“LTSA”) with Gyeonggi Green Energy Co., Ltd. (“GGE”) for the delivery and commissioning of six fuel cell modules for GGE’s 58.8 MW fuel cell power plant platform in Hwaseong-si, Korea (the “GGE Platform”), compared to $24.0 million of revenue recognized for the delivery and commissioning of eight fuel cell modules for the GGE Platform in the comparable prior year period.

Cost of product revenues increased $8.0 million for the three months ended July 31, 2026 to $37.1 million, compared to $29.1 million in the same period in the prior year. This increase is primarily due to a charge of approximately $4.0 million to reduce the carrying value of certain inventories to net realizable value and a charge of approximately $13.0 million for losses on firm purchase commitments that were recorded for the three months ended July 31, 2026, in each case in connection with Phase 0 of the CEPA with Fit, partially offset by lower costs due to the fact that fewer fuel cell modules were delivered and commissioned in the three months ended July 31, 2026. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, totaled approximately $2.8 million for the three months ended July 31, 2026, compared to approximately $2.9 million for the three months ended July 31, 2025.

For the three months ended July 31, 2026, we operated at an annualized production rate of approximately 37.1 MW in our Torrington, CT manufacturing facility, compared to an annualized production rate of 33.2 MW for the three months ended July 31, 2025.

The gross loss from product revenues for the three months ended July 31, 2026 reflects product costs and manufacturing overhead that currently exceed the contractual pricing established under the CEPA with Fit. Our per-unit product costs, and the fixed manufacturing overhead absorbed into those costs, reflect the annualized production rate of approximately 37.1 MW at which we operated during the quarter, which remains below the production volume at which we expect our cost structure to align with market-based pricing for orders of this scale. The charges recorded during the three months ended July 31, 2026 reflect the impact of contractual pricing provisions associated with specific inventory and firm purchase commitments arising as a result of Phase 0 of the CEPA, as of July 31, 2026. The charges are expected to be limited to identified inventory and purchase commitments for Phase 0 of the CEPA with Fit, and do not reflect management’s expectations regarding the overall economic value of the CEPA.

We have begun to increase our annualized production rate, with the goal of achieving our targeted annualized production rate of 100 MW in October 2026, and, as further described under “Liquidity and Capital Resources,” we are executing a plan to expand annualized production capacity at our Torrington facility to 500 MW. As production volumes increase, we expect improved absorption of fixed manufacturing overhead, greater purchasing scale and continued execution of our cost reduction initiatives to result in product and overhead costs per unit below our current cost profile. There can be no assurance that we will achieve these production rates or the anticipated cost reductions within the timeframes currently expected.

Service agreements revenues

Service agreements revenues and related costs for the three months ended July 31, 2026 and 2025 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2026	2025	$	%
Service agreements revenues	$2,422	$3,130	$(708)	(23)%
Cost of service agreements revenues	3,776	3,642	134	4%
Gross loss from service agreements revenues	$(1,354)	$(512)	$(842)	(164)%
Service agreements revenues gross margin	(55.9)%	(16.4)%

Service agreements revenues for the three months ended July 31, 2026 decreased $0.7 million to $2.4 million from $3.1 million for the three months ended July 31, 2025. The decrease in service agreements revenues during the three months ended July 31, 2026 was primarily due to less service agreements revenues recognized from commissioning modules for GGE compared to the three months ended July 31, 2025. There were no module exchanges during the three months ended July 31, 2026 or during the three months ended July 31, 2025.

Cost of service agreements revenues increased $0.1 million to $3.8 million for the three months ended July 31, 2026 from $3.6 million for the three months ended July 31, 2025.

Overall gross loss from service agreements revenues was $(1.4) million for the three months ended July 31, 2026, compared to a gross loss of $(0.5) million for the three months ended July 31, 2025. The overall gross margin was (55.9)% for the three months ended July 31, 2026 compared to a gross margin of (16.4)% in the comparable prior year period.

Generation revenues

Generation revenues and related costs for the three months ended July 31, 2026 and 2025 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2026	2025	$	%
Generation revenues	$8,801	$12,355	$(3,554)	(29)%
Cost of generation revenues	14,353	15,330	(977)	(6)%
Gross loss from generation revenues	$(5,552)	$(2,975)	$(2,577)	(87)%
Generation revenues gross margin	(63.1)%	(24.1)%

Generation revenues for the three months ended July 31, 2026 totaled $8.8 million, which represents a decrease of $3.6 million from the $12.4 million of generation revenues recognized for the three months ended July 31, 2025. The decrease in generation revenues reflects lower output from plants in our generation portfolio during the quarter (including the Groton Project which was not operating pending an equipment upgrade) compared to output from plants in our generation portfolio during the same period in the prior year. The Company has elected to upgrade the Groton Project, and it is expected that such upgrade will be completed in fiscal year 2027. Generation revenues for the three months ended July 31, 2026 and 2025 reflect revenue from electricity generated under our power purchase agreements (“PPAs”) and the sale of renewable energy credits from our generation portfolio.

Cost of generation revenues totaled $14.4 million for the three months ended July 31, 2026, compared to $15.3 million for the three months ended July 31, 2025. The overall decrease in cost of generation revenues is primarily related to a higher mark-to-market net gain of $1.9 million related to natural gas purchase contracts recognized during the three months ended July 31, 2026, compared to a mark-to-market net gain of $1.0 million during the three months ended July 31, 2025. Cost of generation revenues included depreciation and amortization of approximately $7.0 million and $7.7 million for the three months ended July 31, 2026 and 2025, respectively.

We currently have four projects with fuel sourcing risk, which are the Toyota project, the 14.0 MW Derby Fuel Cell Project and the 2.8 MW SCEF Fuel Cell Project, the latter two of which are located in Derby, Connecticut (collectively, the “Derby Projects”), and our 7.4 MW project in Yaphank, Long Island (the “LIPA Yaphank Project”), all of which require natural gas for which there is no pass-through mechanism. A one-year fuel supply contract (through May 2027) has been executed for the Toyota project. Six-year (through October 2029) fuel supply contracts have been executed for the Derby Projects. We are also currently in the midst of a seven-year contract (through September 2028) for our LIPA Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the LIPA Yaphank Project asset and further impairment charges for the Toyota project asset.

We had 62.8 MW of power plants in our generation portfolio as of July 31, 2026, which was unchanged from July 31, 2025. This includes 7.4 MW attributed to the design rated output of the Groton Project, although the Groton Project was not operating as of July 31, 2026.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended July 31, 2026 and 2025 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2026	2025	$	%
Advanced Technologies contract revenues	$3,778	$5,258	$(1,480)	(28)%
Cost of Advanced Technologies contract revenues	2,273	3,822	(1,549)	(41)%
Gross profit from Advanced Technologies contracts	$1,505	$1,436	$69	5%
Advanced Technologies contract gross margin	39.8%	27.3%

Advanced Technologies contract revenues for the three months ended July 31, 2026 decreased to $3.8 million from $5.3 million for the three months ended July 31, 2025. Advanced Technologies contract revenues recognized under our Joint

Development Agreement with ExxonMobil Technology and Engineering Company (“EMTEC”), for delivering and installing carbonate fuel cell carbon capture modules at Esso Nederland B.V.'s (“Esso”) Rotterdam Manufacturing Complex in The Netherlands (the “Rotterdam Project”), were approximately $2.6 million and revenues arising from the purchase order received from Esso, an affiliate of EMTEC and Exxon Mobil Corporation, related to the Rotterdam Project were approximately $1.2 million. This compares to Advanced Technologies contract revenues recognized under our Joint Development Agreement with EMTEC of approximately $3.1 million, revenue recognized under the Esso purchase order of approximately $1.4 million and revenue recognized under government contracts and other contracts of approximately $0.8 million for the three months ended July 31, 2025.

Cost of Advanced Technologies contract revenues decreased to $2.3 million for the three months ended July 31, 2026, compared to $3.8 million for the three months ended July 31, 2025.

Advanced Technologies contracts for the three months ended July 31, 2026 generated a gross profit of $1.5 million, compared to a gross profit of $1.4 million for the same period in the prior year.

Administrative and selling expenses

Administrative and selling expenses were $13.6 million and $14.1 million for the three months ended July 31, 2026 and 2025, respectively. Administrative and selling expenses were lower during the three months ended July 31, 2026 primarily due to lower consulting, legal and accounting fees compared to the same period in the prior year.

Research and development expenses

Research and development expenses increased to $8.5 million for the three months ended July 31, 2026 compared to $7.6 million for the three months ended July 31, 2025. The increase is primarily due to an increase in spending on certain product development projects compared to the same period in the prior year.

Restructuring expense

Restructuring expense of $4.1 million for the three months ended July 31, 2025 related to the Company’s workforce reductions in June 2025. There were no comparable charges during the three months ended July 31, 2026.

Impairment expense

Impairment expense of $64.5 million for the three months ended July 31, 2025 related to the Company's prior investments in solid oxide technology, including related goodwill and in-process research and development (“IPR&D”) intangible assets, property, plant and equipment and solid oxide inventory. Of the $64.5 million impairment expense, approximately $42.1 million was related to property, plant and equipment, approximately $9.0 million was related to inventory, approximately $9.3 million was related to IPR&D intangible assets, and approximately $4.1 million was related to goodwill. There were no comparable charges during the three months ended July 31, 2026.

Loss from operations

Loss from operations for the three months ended July 31, 2026 was $46.7 million compared to $95.4 million for the three months ended July 31, 2025. This decrease was primarily due to the lack of impairment expense and restructuring expense during the three months ended July 31, 2026, compared to the three months ended July 31, 2025, partially offset by the charges recognized to bring certain inventories and firm purchase commitments to net realizable value during the three months ended July 31, 2026.

Interest expense

Interest expense for the three months ended July 31, 2026 and 2025 was $2.9 million and $2.5 million, respectively. Interest expense for both periods includes interest on the Derby Senior Back Leverage Loan Facility, the Derby Subordinated Back Leverage Loan Facility, the OpCo Financing Facility, the Groton Senior Back Leverage Loan Facility, the Groton Subordinated Back Leverage Loan Facility, and the 2024 EXIM Financing (in each case, as defined elsewhere herein). Interest expense for the three months ended July 31, 2026 also includes interest on the 2025 EXIM Financing and the 2026 EXIM Financing (in each case, as defined elsewhere herein), which were entered into in November 2025 and June 2026, respectively.

Interest income

Interest income was $3.6 million and $2.1 million for the three months ended July 31, 2026 and 2025, respectively. The increase in interest income during the three months ended July 31, 2026 was primarily driven by higher money market investments compared to the three months ended July 31, 2025. Interest income for the three months ended July 31, 2026 represents interest earned on money market investments. Interest income for the three months ended July 31, 2025 represents interest earned on money market investments, interest earned on investments in U.S. Treasury Securities and interest earned on employee retention credits.

Other income, net

Other income, net was $0.7 million and $3.9 million for the three months ended July 31, 2026 and 2025, respectively. Other income, net for the three months ended July 31, 2026 relates primarily to unrealized gains of $1.0 million on the OpCo Financing Facility interest rate swap derivative. Other income, net for the three months ended July 31, 2025 relates primarily to $3.4 million of employee retention credits earned during the COVID-19 pandemic that were received during the three months ended July 31, 2025, as well as an unrealized gain of $0.6 million on the OpCo Financing Facility interest rate swap derivative.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes, primarily in South Korea. The provision for income tax recorded for the three months ended July 31, 2026 and 2025 was $0 and $40.0 thousand, respectively.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three month periods ended July 31, 2026 and 2025.

Net income (loss) attributable to noncontrolling interests

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

For the three months ended July 31, 2026 and 2025, net loss attributable to noncontrolling interest totaled $1.0 million and $0.01 million, respectively, for the Groton Project tax equity financing transaction with East West Bank.

For the three months ended July 31, 2026 and 2025, net loss attributable to noncontrolling interest totaled $0.03 million and $0.6 million, respectively, for the LIPA Yaphank Project tax equity financing transaction with REI.

For the three months ended July 31, 2026 and 2025, net income attributable to noncontrolling interest totaled $0.2 million and $0.4 million, respectively, for the Derby Projects tax equity financing transaction with Franklin Park.

Net loss attributable to common stockholders and net loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended July 31, 2026 and 2025, net loss attributable to common stockholders was $45.3 million and $92.5 million, respectively, and net loss per common share was $0.64 and $3.78, respectively. The decrease in net loss attributable to common stockholders was primarily due to the decrease in loss from operations for the three months ended July 31, 2026. The decrease in net loss per common share for the three months ended July 31, 2026 also benefitted from the higher number of weighted average shares outstanding due to share issuances since July 31, 2025.

Comparison of the Nine Months Ended July 31, 2026 and 2025

Revenues and Costs of revenues

Our revenues and cost of revenues for the nine months ended July 31, 2026 and 2025 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2026	2025	$	%
Total revenues	$99,121	$103,146	$(4,025)	(4)%
Total costs of revenues	142,410	122,922	19,488	16%
Gross loss	$(43,289)	$(19,776)	$(23,513)	(119)%
Gross margin	(43.7)%	(19.2)%

Total revenues for the nine months ended July 31, 2026 of $99.1 million reflects a decrease of $4.0 million from $103.1 million for the same period in the prior year. Cost of revenues for the nine months ended July 31, 2026 of $142.4 million reflects an increase of $19.5 million from $122.9 million for the same period in the prior year. A discussion of the changes in product revenues, service agreements revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues and related costs for the nine months ended July 31, 2026 and 2025 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2026	2025	$	%
Product revenues	$48,060	$39,099	$8,961	23%
Cost of product revenues	73,779	48,380	25,399	52%
Gross loss from product revenues	$(25,719)	$(9,281)	$(16,438)	(177)%
Product revenues gross margin	(53.5)%	(23.7)%

Product revenues for the nine months ended July 31, 2026 were $48.1 million, compared to $39.1 million in product revenues for the nine months ended July 31, 2025. Product revenues for the nine months ended July 31, 2026 were driven primarily by revenue recognized under the Company’s LTSA with GGE for the delivery and commissioning of 14 fuel cell modules for the GGE Platform, and $6.0 million of revenue recognized under the Company's LTSA with CGN-Yulchon Generation Co., Ltd. (“CGN”) for the delivery and commissioning of two fuel cell modules for CGN’s Yulchon facility in South Korea (the “CGN Platform”). Product revenues for the nine months ended July 31, 2025 were driven primarily by revenue recognized of $36.0 million under the Company’s LTSA with GGE for the delivery and commissioning of twelve fuel cell modules for the GGE Platform and $3.1 million under the Company’s sales contract with Ameresco, Inc.

Cost of product revenues totaled $73.8 million in the nine months ended July 31, 2026, compared to $48.4 million in the nine months ended July 31, 2025. The increase in cost of product revenues in the nine months ended July 31, 2026 is primarily due to a charge of approximately $4.0 million to reduce the carrying value of certain inventories to net realizable value and a charge of approximately $13.0 million for losses on firm purchase commitments that were recorded for the three months ended July 31, 2026, in each case in connection with Phase 0 of the CEPA with Fit, as well as the higher volume of fuel cell modules delivered and commissioned in the nine months ended July 31, 2026 compared to the nine months ended July 31, 2025. Manufacturing variances, primarily related to production volumes and unabsorbed overhead costs, increased to approximately $9.9 million for the nine months ended July 31, 2026, compared to approximately $8.5 million for the nine months ended July 31, 2025.

For the nine months ended July 31, 2026, we operated at an annualized production rate of approximately 35.4 MW in our Torrington, CT manufacturing facility, compared to an annualized production rate of 30.5 MW for the nine months ended July 31, 2025.

The gross loss from product revenues for the nine months ended July 31, 2026 reflects product costs and manufacturing overhead that currently exceed the contractual pricing established under the CEPA with Fit. Our per-unit product costs, and the fixed manufacturing overhead absorbed into those costs, reflect the annualized production rate of approximately 35.4 MW at which we operated during the nine months ended July 31, 2026, which remains below the production volume at which we expect our cost structure to align with market-based pricing for orders of this scale. The charges recorded during the nine months ended July 31, 2026 reflect the impact of contractual pricing provisions associated with specific inventory and firm purchase commitments arising as a result of Phase 0 of the CEPA, as of July 31, 2026. The charges are expected to be limited to identified inventory and purchase commitments for Phase 0 of the CEPA with Fit, and do not reflect management’s expectations regarding the overall economic value of the CEPA.

We have begun to increase our annualized production rate, with the goal of achieving our targeted annualized production rate of 100 MW in October 2026, and, as further described under “Liquidity and Capital Resources,” we are executing a plan to expand annualized production capacity at our Torrington facility to 500 MW. As production volumes increase, we expect improved absorption of fixed manufacturing overhead, greater purchasing scale and continued execution of our cost reduction initiatives to result in product and overhead costs per unit below our current cost profile. There can be no assurance that we will achieve these production rates or the anticipated cost reductions within the timeframes currently expected.

Service agreements revenues

Service agreements revenues and related costs for the nine months ended July 31, 2026 and 2025 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2026	2025	$	%
Service agreements revenues	$9,786	$13,122	$(3,336)	(25)%
Cost of service agreements revenues	10,087	14,377	(4,290)	(30)%
Gross loss from service agreements revenues	$(301)	$(1,255)	$954	76%
Service agreements revenues gross margin	(3.1)%	(9.6)%

Service agreements revenues for the nine months ended July 31, 2026 decreased $3.3 million to $9.8 million from $13.1 million for the nine months ended July 31, 2025. The decrease in service agreements revenues during the nine months ended July 31, 2026 was primarily due to the fact that there were no module exchanges during the nine months ended July 31, 2026, compared to the comparable prior year period in which revenues were recognized for module exchanges under the Company’s LTSA with United Illuminating in New Haven, Connecticut and higher revenues were recognized from commissioning of modules for GGE.

Cost of service agreements revenues decreased $4.3 million to $10.1 million for the nine months ended July 31, 2026 from $14.4 million for the nine months ended July 31, 2025. Cost of service agreements revenues includes maintenance and operating costs and costs of module exchanges. The decrease reflects lower costs due to the fact that there were no module exchanges during the nine months ended July 31, 2026, compared to higher costs due to the module exchanges during the nine month period ended July 31, 2025.

Overall gross loss from service agreements revenues was $0.3 million for the nine months ended July 31, 2026, which was a decrease from a gross loss of $1.3 million for the nine months ended July 31, 2025. The overall gross margin was (3.1)% for the nine months ended July 31, 2026 compared to a gross margin of (9.6)% in the nine months ended July 31, 2025.

Generation revenues

Generation revenues and related costs for the nine months ended July 31, 2026 and 2025 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2026	2025	$	%
Generation revenues	$28,470	$35,825	$(7,355)	(21)%
Cost of generation revenues	50,500	49,035	1,465	3%
Gross loss from generation revenues	$(22,030)	$(13,210)	$(8,820)	(67)%
Generation revenues gross margin	(77.4)%	(36.9)%

Generation revenues for the nine months ended July 31, 2026 totaled $28.5 million, which represents a decrease of $7.4 million from generation revenues recognized of $35.8 million for the nine months ended July 31, 2025. The decrease in generation revenues reflects lower output from plants in our generation portfolio resulting from routine and non-routine maintenance activities. The Company incurred approximately $3.8 million of liquidated damages due to the lower output from plants in our generation portfolio during the nine months ended July 31, 2026 compared to $1.1 million in the nine months ended July 31, 2025. Liquidated damages are recognized as a reduction to revenue. The largest contributor to the lower output during the nine months ended July 31, 2026 was the Groton Project which was not operating pending an equipment upgrade. The Company has elected to upgrade the Groton Project, and it is expected that such upgrade will be completed in fiscal year 2027. Generation revenues for the nine months ended July 31, 2026 and 2025 reflect revenue from electricity generated under our PPAs and the sale of renewable energy credits from our generation portfolio.

Cost of generation revenues totaled $50.5 million in the nine months ended July 31, 2026, compared to $49.0 million in the nine months ended July 31, 2025. The overall increase in cost of generation revenues for the nine months ended July 31, 2026 is primarily due to a lower mark-to-market net gain recorded by the Company of $0.7 million related to natural gas purchase contracts compared to a mark-to-market net gain of $2.0 million in the same period in the prior year, resulting in an overall difference of $1.3 million. Cost of generation revenues included depreciation and amortization of approximately $24.6 million and $24.4 million for the nine months ended July 31, 2026 and 2025, respectively.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the nine months ended July 31, 2026 and 2025 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2026	2025	$	%
Advanced Technologies contract revenues	$12,805	$15,100	$(2,295)	(15)%
Cost of Advanced Technologies contract revenues	8,044	11,130	(3,086)	(28)%
Gross profit from Advanced Technologies contracts	$4,761	$3,970	$791	20%
Advanced Technologies contract gross margin	37.2%	26.3%

Advanced Technologies contract revenues decreased to $12.8 million for the nine months ended July 31, 2026 from $15.1 million for the nine months ended July 31, 2025. Advanced Technologies contract revenues recognized under our Joint Development Agreement with EMTEC were approximately $6.4 million, revenues arising from the purchase order received from Esso related to the Rotterdam Project were approximately $5.5 million and revenue recognized under government contracts and other contracts were approximately $0.9 million for the nine months ended July 31, 2026. This compares to Advanced Technologies contract revenues recognized under our Joint Development Agreement with EMTEC of approximately $6.6 million, revenue recognized under the Esso purchase order of approximately $6.1 million and revenue recognized under government contracts and other contracts of approximately $2.4 million for the nine months ended July 31, 2025.

Cost of Advanced Technologies contract revenues was $8.0 million for the nine months ended July 31, 2026, compared to $11.1 million for the nine months ended July 31, 2025.

Advanced Technologies contracts for the nine months ended July 31, 2026 generated a gross profit of $4.8 million, compared to a gross profit of $4.0 million for the nine months ended July 31, 2025.

Administrative and selling expenses

Administrative and selling expenses were $41.8 million and $45.6 million for the nine months ended July 31, 2026 and 2025, respectively. Administrative and selling expenses were lower during the nine months ended July 31, 2026 primarily due to lower compensation expense as a result of the restructuring actions in June 2025, as well as lower consulting, legal and accounting fees compared to the same period in the prior year.

Research and development expenses

Research and development expenses decreased to $23.2 million for the nine months ended July 31, 2026 compared to $28.6 million for the nine months ended July 31, 2025. The decrease is primarily due to a decrease in spending on the Company’s commercial development efforts related to our solid oxide power generation and electrolysis platforms and related lower compensation expense as a result of the restructuring actions in November and June of fiscal year 2025, partially offset by an increase in spending on certain product development projects compared to the same period in the prior year.

Restructuring expense

Restructuring expense of $5.6 million for the nine months ended July 31, 2025 related to the Company’s workforce reductions in November 2024. There were no comparable charges during the nine months ended July 31, 2026.

Impairment expense

In April 2026, the Company identified a triggering event for its project assets related to the Groton Project and evaluated the assets for impairment. The fuel cells installed at the Groton Project are the only SureSource 4000 fuel cells in the Company’s fleet. Due to performance issues encountered with the SureSource 4000 fuel cells at the Groton Project, the Company has elected to upgrade the equipment pursuant to the Groton Project’s PPA to utilize three of the Company’s standard 2.5 MW power blocks, with seven-year stack life design and high efficiency. As a result, an impairment expense of $42.6 million for the nine months ended July 31, 2026 was recorded related to certain project assets and inventories for the Groton Project. Impairment expense of $64.5 million for the nine months ended July 31, 2025 related to the Company's prior investments in solid oxide technology, including related goodwill and IPR&D intangible assets, property, plant and equipment and solid oxide inventory. Of the $64.5 million impairment expense, approximately $42.1 million was related to property, plant and equipment, approximately $9.0 million was related to inventory, approximately $9.3 million was related to IPR&D intangible assets, and approximately $4.1 million was related to goodwill.

Loss from operations

Loss from operations for the nine months ended July 31, 2026 was $150.9 million compared to $164.0 million for the nine months ended July 31, 2025. This decrease was driven primarily by the lower operating expenses for the nine months ended July 31, 2026 compared to the same period in the prior year, partially offset by the charges recognized to bring certain inventories and firm purchase commitments to net realizable value during the nine months ended July 31, 2026.

Interest expense

Interest expense for the nine months ended July 31, 2026 and 2025 was $8.5 million and $7.7 million, respectively. Interest expense for both periods includes interest on the Derby Senior Back Leverage Loan Facility, the Derby Subordinated Back Leverage Loan Facility, the OpCo Financing Facility, the Groton Senior Back Leverage Loan Facility, the Groton Subordinated Back Leverage Loan Facility, and the 2024 EXIM Financing (in each case, as defined elsewhere herein). Interest expense for the nine months ended July 31, 2026 also includes interest on the 2025 EXIM Financing and the 2026 EXIM Financing (in each case, as defined elsewhere herein), which were entered into in November 2025 and June 2026, respectively.

Interest income

Interest income was $8.6 million and $6.4 million for the nine months ended July 31, 2026 and 2025, respectively. The increase in interest income during the nine months ended July 31, 2026 was primarily driven by higher money market investments compared to the nine months ended July 31, 2025. Interest income for the nine months ended July 31, 2026 represents interest earned on money market investments. Interest income for the nine months ended July 31, 2025 represents interest earned on money market investments, interest earned on investments in U.S. Treasury Securities, and interest earned on employee retention credits from the Internal Revenue Service. These employee retention credits were earned during the COVID-19 pandemic and accrued interest until such credits were received by the Company during the nine months ended July 31, 2025.

Other income, net

Other income, net was $1.8 million and $3.5 million for the nine months ended July 31, 2026 and 2025, respectively. Other income, net for the nine months ended July 31, 2026 relates primarily to unrealized gains of $1.7 million on the OpCo Financing Facility interest rate swap derivative and $0.5 million relating to research and development tax credits. Other income, net for the nine months ended July 31, 2025 primarily relates to $3.4 million of employee retention credits earned during the COVID-19 pandemic that were received during the nine months ended July 31, 2025, offset by an unrealized loss of $0.2 million on the OpCo Financing Facility interest rate swap derivative.

Benefit from (provision for) income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in Korea. Benefit from (provision for) income tax recorded for the nine months ended July 31, 2026 and 2025 was $0.1 million and $(0.1) million, respectively.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $2.4 million for each of the nine month periods ended July 31, 2026 and 2025.

Net loss attributable to noncontrolling interests

For the nine months ended July 31, 2026 and 2025, net loss attributable to noncontrolling interest totaled $4.9 million and $3.5 million, respectively, for the Groton Project tax equity financing transaction with East West Bank.

For the nine months ended July 31, 2026 and 2025, net income (loss) attributable to noncontrolling interest totaled $0.2 million and $(1.7) million, respectively, for the LIPA Yaphank Project tax equity financing transaction with REI.

For the nine months ended July 31, 2026 and 2025, net income attributable to noncontrolling interest totaled $0.9 million and $1.2 million, respectively, for the Derby Projects tax equity financing transaction with Franklin Park.

Net loss attributable to common stockholders and net loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the nine months ended July 31, 2026 and 2025, net loss attributable to common stockholders was $147.6 million and $160.4 million, respectively, and net loss per common share was $2.56 and $7.22, respectively. The decrease in net loss attributable to common stockholders is primarily due to the decrease in loss from operations for the nine months ended July 31, 2026. The decrease in net loss per common share is primarily due to the higher number of weighted average shares outstanding due to share issuances since July 31, 2025.

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

As of July 31, 2026, unrestricted cash and cash equivalents totaled $658.1 million compared to $278.1 million as of October 31, 2025. There were no outstanding U.S. Treasury Securities as of July 31, 2026 or October 31, 2025, as all U.S. Treasury Securities that were outstanding during the three and nine month periods ended July 31, 2025 matured prior to October 31, 2025.

During the third quarter of fiscal year 2026, the Company closed on the 2026 EXIM Financing (as defined elsewhere herein), resulting in gross proceeds of approximately $24.5 million, and net proceeds to the Company of approximately $22.9 million after deducting customary fees and transaction costs of approximately $1.6 million. During the first quarter of fiscal year 2026, the Company closed on the 2025 EXIM Financing (as defined elsewhere herein), resulting in gross proceeds of approximately $25.0 million, and net proceeds to the Company of approximately $22.7 million after deducting customary fees and transaction costs of approximately $2.3 million. Under the credit agreement for the 2026 EXIM Financing and through amendments to the credit agreements for the 2025 EXIM Financing and the 2024 EXIM Financing (as defined elsewhere herein), the Company is required to maintain, throughout the remaining terms of the credit agreements for all of the EXIM Financings (as defined elsewhere herein), a total minimum cash balance of $65.0 million. The amendments to the credit agreements for the 2025 EXIM Financing and the 2024 EXIM Financing, which were executed in conjunction with and at the same time as the credit agreement for the 2026 EXIM Financing, increased the total minimum cash balance requirement from $55.0 million to $65.0 million.

On July 9, 2026, the Company completed the underwritten public offering of 12,321,429 shares of the Company’s common stock (including the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $21.00 per share. Net proceeds to the Company were approximately $245.5 million after deducting underwriting discounts and commissions of approximately $12.9 million and other offering expenses payable by the Company of approximately $0.4 million. The Company currently intends to use the net proceeds from this offering for capital expenditures related to expansion of manufacturing capacity to support growth, working capital and general corporate purposes.

During the first quarter of fiscal year 2026, the Company received the third and final annual funding from East West Bancorp, Inc. (“East West Bank”) under the tax equity financing transaction between the Company and East West Bank and, as a result, the Company received a $4.0 million contribution which is recorded as noncontrolling interest on the Consolidated Balance Sheets.

On April 10, 2024, the Company entered into Amendment No. 1 to the Open Market Sale Agreement, dated July 12, 2022 (as amended, the “Sales Agreement”), with Jefferies LLC, B. Riley Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BofA Securities, Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Loop Capital Markets LLC (each, an “Agent” and together, the “Agents”), with respect to an at the market offering program under which the Company could, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million (exclusive of any amounts previously sold under the Sales Agreement prior to its amendment). On December 27, 2024, the Company entered into Amendment No. 2 to the Sales Agreement, which removed certain representations and warranties relating to the Company’s status as a well-known seasoned issuer. Following the sale of substantially all of the $300.0 million of shares previously available under the Sales Agreement, on December 30, 2025, the Company entered into Amendment No. 3 to the Sales Agreement, which removed J.P. Morgan Securities LLC as an Agent and increased the amount of shares that may be sold by the Company under the Sales Agreement to $200.0 million (exclusive of any amounts previously sold under the Sales Agreement prior to the date of Amendment No. 3). During the three months ended July 31, 2026, approximately 4.1 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $13.31 per share, resulting in gross proceeds of approximately $54.0 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $52.9 million after deducting sales commissions totaling approximately $1.1 million. During the nine months ended July 31, 2026, approximately 21.3 million shares of the Company’s common stock were sold under the Sales Agreement at an average sale price of $10.00 per share, resulting in gross proceeds of approximately $212.9 million before deducting sales commissions and fees, and net proceeds to the Company of approximately $208.2 million after deducting sales commissions totaling approximately $4.3 million and fees totaling approximately $0.4 million. As of July 31, 2026, approximately $0.5 million of shares remained available for sale under the Sales Agreement. See Note 12. “Stockholders’ Equity” to our consolidated financial statements for additional information regarding the Sales Agreement.

We believe that our unrestricted cash and cash equivalents, expected receipts from our committed backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

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

Generation Portfolio, Project Assets, and Committed and Awarded Capacity Backlog

To grow our generation portfolio, the Company may continue to invest in developing and building turn-key fuel cell projects, which will be owned by the Company and classified as project assets on the Consolidated Balance Sheets. This strategy requires liquidity and the Company expects to continue to have increasing liquidity requirements as project sizes increase and more projects are added to Committed and Awarded Capacity Backlog. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile. Project development and construction cycles, which span the time between securing a PPA and commercial operation of the platform, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. To make these up-front investments, we may use our working capital, seek to raise funds through the sale of equity or debt securities, or seek other financing arrangements. Delays in construction progress and completing current projects in process within budget, or in completing financing or the sale of our projects may impact our liquidity in a material way.

Our generation portfolio totaled 62.8 MW as of July 31, 2026 (which includes 7.4 MW attributed to the design rated output of the Groton Project, although the Groton Project was not operating as of July 31, 2026). We expect generation revenue to continue to grow as additional projects achieve commercial operation, but this revenue amount may also fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company actively markets its products in order to grow this portfolio; however, the Company may also sell certain projects to investors from time to time. As of July 31, 2026, the Company had two projects representing an additional 8.5 MW in development, which are expected to generate operating cash flows in future periods, if completed. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of July 31, 2026, net debt outstanding related to project assets was $97.5 million. Future required payments, inclusive of principal and interest, totaled $109.2 million as of July 31, 2026. The outstanding finance obligations under our sale-leaseback transactions totaled $18.9 million as of July 31, 2026, of which $13.1 million represents the current carrying value of finance obligations less future required payments.

Generation Portfolio

Our generation portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our generation portfolio as of July 31, 2026:

Project Name	Location	Power Off - Taker	Rated Capacity (MW) (1)		Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4		Q2 ‘12	15
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4		Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6		Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4		Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9		Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8		Q1 '20	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4		Q3 '21	20
LIPA Yaphank Project	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4		Q1 '22	20
Groton Project	Groton, CT	CMEEC (CT Electric Co-op)	7.4	(2)	Q1 '23	20
Toyota	Long Beach, CA	Toyota; Southern California Edison	2.3		Q1 '24	20/7	(3)
Derby - CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.0		Q1 '24	20
SCEF - Derby	Derby, CT	Eversource/United Illuminating (CT Utilities)	2.8		Q1 '24	20
		Total MW:	62.8
1.	Rated capacity is the platform’s design rated output as of the date of initiation of commercial operations, except with respect to the Groton Project.
2.	The Groton Project was previously operating (including as of the date of initiation of commercial operations) at a reduced output of approximately 6.0 MW. During the first quarter of fiscal year 2024, the Groton Project reached its design rated output of 7.4 MW. As of April 30, 2026 and July 31, 2026, the Groton Project was not operating pending an equipment upgrade and, as of April 30, 2026, the Company identified a triggering event for the project assets related to the Groton Project and evaluated the assets for impairment. The fuel cells installed at the Groton Project are the only SureSource 4000 fuel cells currently in the Company’s fleet. The sale of this platform by the Company was discontinued as advancements in the Company’s standard 2.5 MW power blocks demonstrated improved performance and reliability over the SureSource 4000 architecture. Given the critical nature of the Groton Project’s mission in support of the United States Navy, the Company has elected to upgrade the legacy SureSource 4000 configuration with the Company’s standard 2.5 MW power blocks pursuant to the Groton Project PPA. The Company expects to utilize three of its standard 2.5 MW power blocks, with seven-year stack life design and high efficiency. As a result, an impairment expense of $42.6 million for the nine months ended July 31, 2026 was recorded on certain project assets and inventories for the Groton Project.

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

3.	The Company began operating the Toyota project in the first quarter of fiscal year 2024 under a 20-year hydrogen production and power purchase agreement with Toyota (the "Toyota HPPA"), which provides for the sale of hydrogen and power to Toyota's Long Beach site and remains in effect. Power was also delivered to the California grid under a separate PPA with Southern California Edison ("SCE") under California's Bioenergy Market Adjusting Tariff ("BioMAT") program. This PPA was replaced, effective July 1, 2026 with a new PPA with SCE on the standard offer contract form for qualifying facilities of 20 MW or less. The term of the new PPA with SCE is 84 months. No termination consideration was paid or received in connection with the termination of the prior PPA. The seven-year term reflected in the table above is the term of the SCE PPA; the Toyota HPPA term is 20 years.

Generation Projects in Process

In January 2025, we entered into a PPA with Eversource and United Illuminating in Hartford, Connecticut, for a 7.4 MW carbonate fuel cell power generation system (the “Hartford Project”). Power from this project will be sold to Eversource and United Illuminating through the 20-year term of the PPA. The current expectation is that we will complete construction and commence commercial operations in calendar year 2027, subject in each case to completing customary development steps and obtaining financing for the project.

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

Committed and Awarded Capacity Backlog

Committed Backlog represents definitive, non-cancelable agreements executed by the Company and its customers. Awarded Capacity Backlog represents commercial awards, capacity reservations, or similar customer commitments where the Company has been selected as the supplier and the parties are advancing toward execution of definitive agreements. Awarded Capacity Backlog is not included in Committed Backlog until definitive, non-cancelable agreements have been executed by both parties.

Projects for which we have an executed PPA are included in Committed Generation Backlog, which represents future revenue under long-term PPAs. The Company’s ability to recognize revenue in the future under a PPA is subject to the Company’s completion of construction of the project covered by such PPA. Should the Company not complete the construction of the project covered by a PPA, it will forgo future revenues with respect to the project and may incur penalties and/or impairment charges related to the project. Projects sold to customers (and not retained by the Company) are included in Committed Product Backlog and Committed Service Agreements Backlog, and the related Committed Generation Backlog is removed upon sale. Together, the Committed Service Agreements and Committed Generation portion of Committed Backlog had a weighted average term of approximately 15 years as of July 31, 2026, with weighting based on the dollar amount of backlog and utility service contracts of up to 20 years in duration at inception.

The Company added the Awarded Capacity Backlog category during the quarter ended July 31, 2026 to reflect evolving customer procurement practices, including the increasing use of multiple phase contracts and capacity reservation arrangements that secure future manufacturing capacity while commercial, financing, site development and other project-specific agreements are being negotiated and finalized. This category provides additional visibility into anticipated future demand (based on signed commercial arrangements) while maintaining a clear distinction between awarded opportunities and backlog supported by executed, non-cancelable agreements. The Company intends to include future signed multiple-phase contracts, capacity reservation agreements and similar commitments within Awarded Capacity Backlog until such arrangements are converted into definitive, non-cancelable customer commitments. As of July 31, 2026, Awarded Capacity Backlog consisted of the estimated product and service value associated with 350 MW under Phases 1, 2 and 3 of the CEPA with Fit, based on the CEPA executed on June 22, 2026 which provides for up to 380 MW (with Phase 0 committed, representing the first 30 MW). Fit may elect to proceed with those Phases 1, 2 and 3 at its sole option. No payment obligation for Phases 1, 2 and 3 arises until Fit makes the applicable election, at which time an initial deposit becomes due. Site identification and customer development, permitting, financing, ownership and construction activities may also remain outstanding. As sites are identified, the parties to the CEPA are required to enter into prescribed project-specific commissioning agreements and LTSAs at pricing set forth in the CEPA. Awarded Capacity Backlog is not contracted backlog, firm order backlog or a guarantee of future revenue. Amounts may not convert to Committed Backlog or revenue, in whole or in part, and the timing and amount of any conversion may differ materially from current estimates.

Committed Backlog and Awarded Capacity Backlog by revenue category are as follows:

●	Committed Service Agreements Backlog totaled $263.6 million as of July 31, 2026, compared to $169.4 million as of July 31, 2025. Committed Service Agreements Backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements. Committed Service Agreements Backlog increased since July 31, 2025 primarily due to the long-term service and related payment obligations with respect to Phase 0 under the CEPA with Fit. The expected value of the long-term service and related payment obligations with respect to Phase 0 of the CEPA with Fit totaled approximately $110.7 million as of July 31, 2026. The long-term service and related payment obligations will be set forth in a LTSA to be executed by the parties upon identification of the project site for Phase 0.
●	Awarded Capacity Service Agreements Backlog totaled approximately $1.3 billion as of July 31, 2026. This is comprised of long-term service and related payment obligations of approximately $1.3 billion associated with Phases 1, 2, and 3 under the CEPA with FIT. Through the CEPA, the Company has been selected as the long-term service provider for each of these potential phases, and, if Fit elects to proceed with an additional phase and pays its initial deposit for such phase, the corresponding portion of Awarded Capacity Service Agreements Backlog will be converted into Committed Service Agreements Backlog. The long-term service and related payment obligations would be set forth in a LTSA to be executed by the parties upon identification of the project site for each phase. Awarded Capacity Service Agreements Backlog was $0 as of July 31, 2025.
●	Committed Generation Backlog totaled $915.7 million as of July 31, 2026, compared to $955.0 million as of July 31, 2025. Committed Generation Backlog represents future contracted energy sales under PPAs or approved utility tariffs.
●	Committed Product Backlog totaled $108.9 million as of July 31, 2026, compared to $96.2 million as of July 31, 2025. Committed Product Backlog increased from July 31, 2025 primarily as a result of the Company’s obligation to manufacture, install, and commission approximately $90.8 million of fuel cell systems in connection with Phase 0 of the CEPA with Fit, partially offset by the Committed Product Backlog that was recognized as revenue as the Company completed commissioning of certain replacement modules for the GGE and CGN Platforms.

Under the LTSA with GGE (the “GGE LTSA”), commissioning of 28 1.4 MW replacement fuel cell modules was completed prior to the end of fiscal year 2025. The Company completed the commissioning of the final 14 replacement modules for the GGE Platform during the first three quarters of fiscal year 2026.

In addition, two replacement modules for the CGN Platform were commissioned under the LTSA with CGN (the “CGN LTSA”) in the first quarter of fiscal year 2026. The remaining 6 replacement modules under the CGN LTSA are currently scheduled for commissioning in the fourth quarter of fiscal year 2026.

●	As of July 31, 2026, Awarded Capacity Product Backlog includes approximately $1.1 billion associated with the Company’s obligation to manufacture, install, and commission fuel cell systems for Phases 1, 2, and 3 under the CEPA with Fit and the related project-specific system and commissioning agreements that would be executed upon identification of project sites for each phase (if Fit elects to proceed with such phases). Through the CEPA, the Company has been selected as the long-term fuel cell system provider for each of these potential phases, and, if Fit elects to proceed with an additional phase and pays its initial deposit for such phase, the corresponding portion of Awarded Capacity Product Backlog will be converted into Committed Product Backlog. Awarded Capacity Product Backlog was $0 as of July 31, 2025.
●	Committed Advanced Technologies Contract Backlog totaled $7.8 million as of July 31, 2026, compared to $24.3 million as of July 31, 2025. Committed Advanced Technologies Contract Backlog primarily represents remaining revenue under our Joint Development Agreement with EMTEC for the Rotterdam Project.

Overall, Committed Backlog (which was previously referred to, in comparable quarters, as “backlog”) increased by approximately 4.1% to $1.30 billion as of July 31, 2026, compared to $1.24 billion as of July 31, 2025, primarily as a result of the CEPA with Fit, partially offset by revenue recognition over the period.

Awarded Capacity Backlog (which was not previously, in comparable quarters, included in or characterized as “backlog”) is being reported as a result of Fit’s selection of the Company as Fit’s long-term service and fuel cell system provider for Phases 1, 2, and 3 under the CEPA. These commercial awards are expected to convert into Committed Backlog if definitive, non-cancelable agreements are executed by the parties.

Additional Information Regarding Transactions with CGN and GGE

CGN - The CGN Platform is comprised of four SureSource 3000 molten carbonate fuel cells (each a “CGN Plant”). Each CGN Plant is comprised of two carbonate fuel cell modules. Pursuant to the CGN LTSA, CGN and the Company have agreed that (i) CGN will purchase from the Company eight carbonate fuel cell modules to replace existing fuel cell modules at the CGN Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the CGN Platform. The total amount payable by CGN under the CGN LTSA for the eight replacement fuel cell modules, balance of plant replacement components, and service is $31.7 million USD, with payments being made and to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the CGN LTSA for such CGN Plants commence. This amount was recorded as Committed Backlog concurrent with the execution of the CGN LTSA on July 30, 2025 and has since been reduced as revenue has been recognized under the CGN LTSA, which commenced in the first quarter of fiscal year 2026.

GGE - The GGE Platform is comprised of 21 SureSource 3000 molten carbonate fuel cells (each a “GGE Plant”). Each GGE Plant is comprised of two 1.4 MW carbonate fuel cell modules. Pursuant to the GGE LTSA, GGE and the Company agreed that (i) GGE would purchase from the Company 42 1.4 MW carbonate fuel cell modules to replace existing fuel cell modules at the GGE Platform, (ii) the Company will provide certain balance of plant replacement components if and to the extent the parties reasonably determine existing components should be replaced, and (iii) the Company will provide long term operations and maintenance services for the GGE Platform. The total amount payable by GGE under the GGE LTSA for the 42 replacement fuel cell modules, balance of plant replacement components, and service was $159.6 million USD, with payments being made and to be made over time as such replacement fuel cell modules are commissioned and the service obligations under the GGE LTSA for such GGE Plants commence. This amount was recorded as Committed Backlog concurrent with the execution of the GGE LTSA on May 28, 2024, and has since been reduced as revenue has been recognized under the GGE LTSA which commenced in the fourth quarter of fiscal year 2024.

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2026 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of July 31, 2026, unrestricted cash and cash equivalents totaled $658.1 million.
●	We manage production rate based on contracted demand and project schedules. Changes to production rate take time to implement. We operated at an annualized production rate of 35.4 MW for the nine months ended July 31, 2026, compared to an annualized production rate of approximately 30.5 MW for the nine months ended July 31, 2025. This increase in annualized production rate is primarily due to increasing our production levels in our Torrington facility based on contracted demand.
●	As project sizes and the number of projects evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of July 31, 2026 and October 31, 2025 was $172.2 million ($125.2 million of which is classified as “Other assets”) and $135.1 million ($82.1 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the

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

In October 2024, November 2025 and June 2026, we received working capital financing in an aggregate gross amount of $59.6 million from the Export-Import Bank of the United States to support the Company’s obligations under the GGE LTSA, and we entered into promissory notes and related security agreements securing the loans with equipment liens. As we continue to fulfill our obligations under the GGE LTSA, we continue to seek additional working capital financing from certain financing institutions. There can be no assurance that we will obtain such working capital financing on acceptable terms, when needed, or at all.

●	The amount of total inventory as of July 31, 2026 and October 31, 2025 was $86.4 million (all of which is classified as short-term inventory) and $89.4 million ($3.2 million of which is classified as long-term inventory), respectively, which includes work in process inventory totaling $54.3 million and $54.2 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and cash as of any given balance sheet date.

During the nine months ended July 31, 2026, we utilized short term cash to build our inventory of modules to be shipped to South Korea under the GGE LTSA. We have recognized revenue for the final 14 modules shipped to and commissioned for GGE during the nine months ended July 31, 2026. During the nine months ended July 31, 2026, we also used short term cash to build our inventory of modules to be shipped to South Korea under the CGN LTSA. We have recognized revenue for the 2 modules shipped to and commissioned for CGN during the nine months ended July 31, 2026, and we expect to continue to recognize revenue from additional module shipments to CGN during the remainder of fiscal year 2026.

●	The amount of total project assets as of July 31, 2026 and October 31, 2025 was $166.6 million and $216.8 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of July 31, 2026 consisted of $165.4 million of completed, operating installations and $1.2 million of projects in development. As of July 31, 2026, we had 62.8 MW of generation project assets (which includes 7.4 MW attributed to the design rated output of the Groton Project, although the Groton Project was not operating as of July 31, 2026) that generated $28.5 million of revenue for the nine months ended July 31, 2026. For the nine months ended July 31, 2026, capitalized project asset expenditures were approximately $12.0 million.
●	As of July 31, 2026, the Company had two projects under development as follows.
o	The 7.4 MW Hartford Project, which is expected to commence commercial operations by the end of calendar year 2027, subject to completing customary development steps and obtaining financing for the project. As of July 31, 2026, we estimate the total remaining investment in project assets to build out the Hartford Project to be in the range of approximately $34.0 million to $36.0 million through calendar year 2027, with the timing of the project being paced by the electrical interconnection with the utility. To fund expected remaining project expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the project becomes operational, the Company will seek to obtain permanent financing (tax equity and debt), or to sell this project to a third party. For the nine months ended July 31, 2026, there were approximately $0.4 million of project asset expenditures related to the Hartford Project.
o	The 1.125 MW molten carbonate fuel cell power generation system for UConn (the “UConn Project”) which is expected to commence commercial operations in December 2027. As of July 31, 2026, we estimate the total remaining investment in project assets to build out the UConn Project to be in the range of approximately $4.0 million to $6.0 million through calendar year 2027. To fund expected remaining project expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the project becomes operational, the Company will seek to obtain permanent financing (tax equity and debt), or to sell this project to a third party. For the nine months ended July 31, 2026, there were no capitalized project asset expenditures related to the UConn Project.
●	Certain of our PPAs for project assets in our generation portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT (the “Bridgeport Fuel Cell Project”); (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, for the initial seven years of the twenty year PPA for our LIPA Yaphank Project (through September 2028), for six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and for the initial four years of the Toyota project (through May 2027); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.
●	Expenditures for property, plant and equipment are expected to range between $10.0 million and $20.0 million for fiscal year 2026, primarily focused on our carbonate platform in the U.S. During the first nine months of fiscal year 2026, cash payments for capital expenditures totaled approximately $3.8 million. Given the Company’s plans to expand its carbonate manufacturing capacity at the Torrington facility to 500 MW of annualized production, the Company has made significant purchase order commitments for equipment expected to be received in fiscal year 2027.

Demand for our carbonate platform capacity continues to build alongside broader energy and infrastructure needs. In response, in May 2026, the Company started the execution phase of its plan to expand its carbonate manufacturing capacity at the Torrington facility to accommodate an annualized production rate of 500 MW. At this time, the maximum annualized capacity at the Torrington facility, encompassing module manufacturing, final assembly and testing and conditioning, is 100 MW per year under the current configuration when fully utilized. The execution phase of the expansion plan includes additional capital investments in machinery, equipment, plant reconfigurations and related construction, tooling, labor, outsourcing of certain processes, and inventory. As an example, the Company is currently outfitting the Torrington facility for the installation of a high-volume tape caster which will bring capacity for that process to at or above 500 MW. This manufacturing capacity expansion is expected to require an investment in the range of $200.0 to $275.0 million, and is expected to be completed by June 2028. The Company has committed capital to support these expansion plans resulting in an increase of purchase commitments in the current period.

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

●	Company-funded research and development expenses are expected to be in the range between $30.0 million and $35.0 million for fiscal year 2026. During the nine months ended July 31, 2026, we incurred a total of $23.2 million of Company-funded research and development expenses as we continue to focus on accelerating the commercialization of our distributed hydrogen generation. Demonstration of our solid oxide electrolysis platform is being undertaken at Idaho National Laboratory (“INL”) in conjunction with the U.S. Department of Energy and is intended as a steppingstone for a system level field demonstration of our solid oxide electrolysis platform. This demonstration unit is currently being tested by the Company and INL. We expect this solid oxide electrolysis platform will demonstrate its capabilities in the hydrogen generation market and are seeking partners to advance the commercialization and deployment of this technology. Finally, the Company will continue making targeted investments in product enhancements of our carbonate platform including advancing efficiency, power output and life as well as advancing commercial demonstrations of carbon capture and carbon recovery platforms.
●	Under the terms of certain contracts, the Company provides and will provide performance security for future contractual obligations. As of July 31, 2026, we had pledged approximately $79.2 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing Committed Backlog and Awarded Capacity Backlog and installed fleet.
●	The Company’s ability to continue to implement cost saving measures if sales activities do not occur when expected. The Company made in fiscal year 2024 and continued to make in 2025 certain downward adjustments to expected spending as a result of the slower-than-expected pace of market developments, and in September 2024, November 2024, and June 2025, as part of its cost saving measures, the Company also eliminated jobs in certain areas, reducing its workforce by approximately 39% in the aggregate. The Company expects to continue to focus its strategy to respond to market conditions, which may result in additional spending and headcount reductions in future periods.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended July 31, 2026 and 2025, depreciation and amortization totaled $9.4 million and $9.7 million, respectively (of these totals, approximately $7.0 million and $7.7 million for the three months ended July 31, 2026 and 2025, respectively, relate to depreciation of project assets in our generation portfolio and amortization of a generation intangible asset). For the nine months ended July 31, 2026 and 2025, depreciation and amortization totaled $30.7 million and $30.6 million, respectively (of these totals, approximately $24.6 million and $24.4 million for the nine months ended July 31, 2026 and 2025, respectively, relate to depreciation of project assets in our generation portfolio and amortization of a generation intangible asset).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $737.3 million as of July 31, 2026 compared to $341.8 million as of October 31, 2025. As of July 31, 2026, unrestricted cash and cash equivalents totaled $658.1 million compared to $278.1 million of unrestricted cash and cash equivalents as of October 31, 2025. As of July 31, 2026, restricted cash and cash equivalents totaled $79.2 million, of which $24.9 million was classified as current and $54.3 million was classified as non-current, compared to $63.7 million of restricted cash and cash equivalents as of October 31, 2025, of which $16.6 million was classified as current and $47.1 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Nine Months Ended July 31,
(dollars in thousands)	2026	2025
Consolidated Cash Flow Data:
Net cash used in operating activities	$(73,437)	$(102,427)
Net cash (used in) provided by investing activities	(15,821)	89,970
Net cash provided by financing activities	484,837	40,537
Effects on cash from changes in foreign currency rates	(51)	(109)
Net increase in cash, cash equivalents and restricted cash	$395,528	$27,971

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $73.4 million during the nine months ended July 31, 2026, compared to $102.4 million of net cash used in operating activities during the nine months ended July 31, 2025.

Net cash used in operating activities for the nine months ended July 31, 2026 was primarily a result of the net loss of $149.0 million, increases in unbilled receivables of $33.9 million, accounts receivable of $3.2 million, inventory of $0.8 million and other assets of $2.0 million and decreases in accounts payable of $1.2 million, partially offset by an increase in accrued liabilities of $11.4 million, deferred revenue of $24.7 million and non-cash adjustments of $81.6 million.

Net cash used in operating activities for the nine months ended July 31, 2025 was primarily a result of the net loss of $162.0 million, decreases in accounts payable of $3.9 million, increases in inventory of $2.1 million, unbilled receivables of $33.1 million and other assets of $10.0 million, partially offset by a decrease in accounts receivable of $1.8 million and non-cash adjustments of $104.8 million.

Investing Activities – Net cash used in investing activities was $15.8 million for the nine months ended July 31, 2026, compared to net cash provided by investing activities of $90.0 million during the nine months ended July 31, 2025.

Net cash used in investing activities for the nine months ended July 31, 2026 included $12.0 million of project asset expenditures and $3.8 million of capital expenditures.

Net cash provided by investing activities for the nine months ended July 31, 2025 included funds received from the maturity of U.S. Treasury Securities of $772.4 million, offset by cash used of $661.0 million for the purchase of U.S. Treasury Securities, $3.8 million of project asset expenditures and $17.6 million of capital expenditures.

Financing Activities – Net cash provided by financing activities was $484.8 million during the nine months ended July 31, 2026, compared to net cash provided by financing activities of $40.5 million during the nine months ended July 31, 2025.

Net cash provided by financing activities during the nine months ended July 31, 2026 resulted from $453.6 million of net proceeds from the public offering and sales of common stock, $49.6 million of proceeds from debt financings and $4.0 million of contributions received from a noncontrolling interest in our tax equity partnership for the Groton Project, partially offset by debt repayments of $13.9 million, payments for taxes related to net share settlement of equity awards of $0.7 million, payment of $2.4 million in preferred dividends, distribution to noncontrolling interest of $1.6 million and payment of debt issuance costs of $3.8 million.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of July 31, 2026 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$200,630	$156,295	$30,028	$2,624	$11,683
Term loans (principal and interest)	174,730	27,992	46,439	71,507	28,792
Operating lease commitments (2)	23,710	1,555	3,385	2,277	16,493
Sale-leaseback finance obligations (3)	5,738	1,398	2,669	1,671	-
Natural gas and biomethane gas supply contracts (4)	26,840	9,452	15,765	1,623	-
Series B Preferred dividends payable (5)	-	-	-	-	-
Totals	$431,648	$196,692	$98,286	$79,702	$56,968
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and Crestmark Equipment Finance (“Crestmark”). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract for the Company’s LIPA Yaphank Project with an estimated annual cost per year of $2.0 million, under which service began on December 7, 2021. During fiscal year 2023, the Company entered into a 2-year Biomethane gas contract for the Company’s Toyota project, under which service began on May 1, 2023. Also, during fiscal year 2023, the Company entered into (a) a 6-year natural gas contract for the Company’s 14.0 MW Derby Project, under which service began on June 1, 2023, and (b) a 6-year natural gas contract for the Company’s 2.8 MW SCEF Derby Project, under which service began in November 2023. During each of fiscal year 2025 and fiscal year 2026, the Company entered into 1-year natural gas contracts for the Company’s Toyota project (due to the expiration of the initial 2-year Biomethane gas contract described above), under which service began on May 1, 2025 and May 1, 2026. The costs of the contracts are expected to be offset by generation revenues.
(5)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($50,760 per share at July 31, 2026) for 20 trading days during any consecutive 30 trading day period.

Outstanding Loans as of July 31, 2026

2026 EXIM Financing

On June 30, 2026, the Company closed on its third project debt financing transaction (the “2026 EXIM Financing”) with the Export-Import Bank of the United States (“EXIM”) to support the Company’s obligations under its LTSA with GGE. In conjunction with this financing, the Company entered into a promissory note in the aggregate principal amount of approximately $49.0 million to be disbursed in two tranches, and related security agreements securing the loan with equipment liens. The first tranche, disbursed on June 30, 2026, resulted in gross proceeds of approximately $24.5 million before deducting customary fees and transaction costs, and net proceeds to the Company of approximately $22.9 million after deducting customary fees and transaction costs of approximately $1.6 million. Interest accrues at a fixed interest rate of 5.85%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which was due (with respect to the first tranche) in July 2026. The second tranche is expected to be disbursed in October 2026, subject to customary closing conditions. The credit agreements, promissory notes and related security agreements for the 2026 EXIM Financing contain certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type.

In connection with the closing of the 2026 EXIM Financing, the Company also entered into omnibus amendments to the credit agreements for each of the 2025 EXIM Financing and the 2024 EXIM Financing (each as defined below), which replaced the minimum cash balance financial covenant in each of those credit agreements with the minimum cash balance financial covenant described below. As a result, a single minimum cash balance financial covenant now applies across all of the Company’s EXIM Financings.

Under this financial covenant, the Company is required to maintain a minimum cash balance of $65.0 million at all times throughout the terms of the credit agreements, which represents an increase from the $55.0 million minimum cash balance previously required under the 2025 EXIM Financing. The required minimum cash balance is reduced to $15.0 million if the Company satisfies, for three consecutive fiscal quarters, both (i) a debt service coverage ratio of not less than 1.25:1.00 and (ii) a ratio of total debt to EBITDA (as defined in the credit agreement) of not more than 4.00:1.00, and no event of default or potential event of default has occurred and is continuing. If, following such a reduction, the Company fails to satisfy either ratio, the required minimum cash balance reverts to $65.0 million and may not thereafter be reduced on the basis of these ratios. A failure to satisfy either the debt service coverage ratio or the total debt to EBITDA ratio does not, by itself, constitute an event of default under the credit agreements.

The required minimum cash balance is also subject to reduction by $5.0 million, and by subsequent increments of $5.0 million, on any repayment date on which the sum of the amounts then held in the debt service reserve account and the lockbox account, plus the minimum cash balance then in effect, exceeds the aggregate principal and other amounts then outstanding under the Company’s other indebtedness to EXIM by $10.0 million, or by subsequent increments of $10.0 million. On each repayment date, the Company is required to deliver a confirmation statement to EXIM certifying compliance with the minimum cash balance requirement and reporting the then-applicable debt service coverage ratio and total debt to EBITDA ratio, together with supporting calculations. For the purposes of these credit agreements, cash is defined as the sum of unrestricted cash plus all short-term (but no longer than three months), marketable United States Treasury instruments (as measured based on the maturity amount of each instrument). The Company was in compliance with the minimum cash balance financial covenant as of July 31, 2026.

2025 EXIM Financing

On November 26, 2025, the Company closed on its second project debt financing transaction (the “2025 EXIM Financing”) with EXIM to support the Company’s obligations under its LTSA with GGE. In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $25.0 million before deducting customary fees and transaction costs, and net proceeds to the Company of approximately $22.7 million after deducting customary fees and transaction costs of approximately $2.3 million. Interest accrues at a fixed interest rate of 5.29%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which was due in December 2025. The credit agreement between the Company and EXIM with respect to the 2025 EXIM Financing contains certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type.

2024 EXIM Financing

On October 31, 2024, the Company closed on a project debt financing transaction with EXIM (the “2024 EXIM Financing”) to support the Company’s obligations under its LTSA with GGE. In conjunction with this financing, the Company entered into a promissory note and related security agreements securing the loan with equipment liens, resulting in gross proceeds of approximately $10.1 million. Interest accrues at a fixed interest rate of 5.81%, and the note is repayable in monthly installments consisting of interest and principal over 7 years from the date of the first debt payment, which was due in January 2025. After payment of customary fees and transaction costs, net proceeds were approximately $9.2 million.

The 2024 EXIM Financing, the 2025 EXIM Financing, and the 2026 EXIM Financing are sometimes referred to collectively herein as the “EXIM Financings.”

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

Upon closing, on May 19, 2023, OpCo Borrower entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement, which collateral is described below. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly, with the resulting gains/losses recorded to other income/expense. The fair value adjustments for the three and nine months ended July 31, 2026 resulted in gains of $1.0 million and $1.7 million, respectively.

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

Each of the Groton Senior Back Leverage Credit Agreement and the Groton Subordinated Back Leverage Credit Agreement contains certain reporting requirements and other affirmative and negative covenants which are customary for transactions of this type. Included in the covenants are covenants that: (i) Groton Holdco Borrower maintain a “Senior” debt service coverage ratio (which is computed taking into account debt service obligations on the Groton Senior Back Leverage Loans) of not less than 1.20:1.00 (based on the trailing 12 months and tested every quarter) and a “Total” debt service coverage ratio (which is computed taking into account debt service obligations on both the Groton Senior Back Leverage Loans and the Groton Subordinated Back Leverage Loan) of not less than 1.10:1.00 (based on the trailing 12 months and tested on a quarterly basis); (ii) Groton Holdco Borrower may make distributions or dividends only if the foregoing debt to equity coverage ratios have been satisfied and Groton Holdco Borrower is not in default under any provisions of either the Groton Senior Back Leverage Credit Agreement or the Groton Subordinated Back Leverage Credit Agreement, including having made all required deposits into reserve accounts; (iii) Groton Holdco Borrower is required to exercise its right under the Groton Tax Equity Holdco limited liability company agreement to acquire the Class A Interests from East West Bank during the ninety day period beginning on the “Flip Point” (which, pursuant to the Groton Tax Equity Holdco limited liability company agreement, is the date on which the holder of Class A Interests has realized a certain return on investment and, accordingly, Groton Holdco Borrower, as holder of the Class B Interests, has the right to purchase the Class A Interests); and (iv) the consent of the Senior Administrative Agent is required prior to Groton Holdco Borrower’s taking certain material actions under the Groton Tax Equity Holdco limited liability company agreement. As described below, certain of these covenants have been waived with respect to certain periods. Each of the Groton Senior Back Leverage Credit Agreement and the Groton Subordinated Back Leverage Credit Agreement also contains customary representations and warranties and customary events of default that cause, or entitle the Groton Back Leverage Lenders to cause, the outstanding loans to become immediately due and payable. In addition to customary events of default for transactions of this kind, the events of default include if a Change of Control occurs (meaning Parent no longer directly or indirectly owns Groton Holdco Borrower), a cross default (meaning that a default under the Groton Senior Back Leverage Loan Facility shall be deemed a default under the Groton Subordinated Back Leverage Loan Facility and vice versa) or if CMEEC should become insolvent, is in bankruptcy or commits a specified number of payment defaults with regard to its payment obligations to the Groton Project Company.

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

In conjunction with the equipment upgrade plan for the Groton Project discussed elsewhere in this Quarterly Report, in April 2026, the Company provided written notice to Liberty Bank, Amalgamated Bank, Connecticut Green Bank and East West Bank of an expected extended down-time on the Groton Project and lack of operating revenue from the Groton Project during such down-time. Parent will fund Groton Holdco Borrower with the capital required to make debt service payments during this period. In addition, the parties to the Groton Senior Back Leverage Credit Agreement and the Groton Subordinated Back Leverage Credit Agreement entered into waiver, consent and amendment agreements to address prospectively the potential failure to maintain certain DSCR Reserve Accounts and to meet certain debt service coverage ratio covenants under the Groton Senior and Subordinated Back Leverage Credit Agreements (the “Potential DSCR Defaults”).

Specifically, on June 5, 2026, Liberty Bank, in its capacities as administrative agent and lender, Amalgamated Bank, in its capacity as lender, and Groton Holdco Borrower entered into a Waiver, Consent and Amendment Agreement with respect to the Groton Senior Back Leverage Credit Agreement (the “Senior Waiver”). Under the Senior Waiver, Liberty Bank and Amalgamated Bank have consented to the funding of deficiencies in the Liberty Bank and Amalgamated Bank DSCR Reserve Accounts by Parent or an affiliate of Parent, rather than Groton Holdco Borrower, and waived certain Potential DSCR Defaults relating to the Liberty Bank and Amalgamated Bank DSCR Reserve Accounts and with respect to the debt service coverage ratio covenants for the periods ending June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027. As a condition to the waivers and consents set forth in the Senior Waiver, Parent deposited $3.0 million into the payment reserve account to cover, during the twelve month period beginning on the effective date of the Senior Waiver, amounts payable under the waterfall set forth in the Groton Senior Back Leverage Credit Agreement (including scheduled debt service and required reserve deposits).

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

Finance obligations for sale-leaseback agreements

Several of the Company’s project subsidiaries previously entered into sale-leaseback agreements with PNC and Crestmark for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power. The Company did not recognize as revenue any of the proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as finance obligations. The outstanding finance obligation balance as of both July 31, 2026 and October 31, 2025 was $18.9 million. The outstanding finance obligation for the remaining leases as of July 31, 2026 includes $13.1 million in excess of future required payments which represents imputed interest, not including amounts for the potential repurchase price of the project assets which is based on fair value. The sale-leaseback arrangements with Crestmark include a purchase right for the greater of fair market value or 31% of the purchase price.

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

A Job Audit was to be performed within 90 days of the Target Date of October 31, 2024. Because the Company did not meet the amended Employment Obligation, an accelerated payment penalty may be assessed in an amount equal to $14,225.00 multiplied by the number of full-time employment positions below the number of positions required by the amended Employment Obligation. Such penalty will be immediately payable upon the determination by the Commissioner that the Company has failed to meet the amended Employment Obligation and will be applied first to accelerate the payment of any outstanding fees, penalties or interest due and then to accelerate the payment of the outstanding principal balance of the loan. The Company estimates that it had an average of 389 employees over the applicable 24 consecutive month period. As a result, the Company has calculated a $2.1 million repayment obligation in connection with the loan, which has been reclassified to current and represents the expected accelerated payment penalty amount. As of October 31, 2025, the Company had not been formally assessed a penalty, but since there are no fees, penalties or interest due, any accelerated payment penalty assessed will be applied to the outstanding principal balance of the loan and will not result in any charges to the Statement of Operations. During fiscal year 2025, the Company had discussions with the State of Connecticut regarding a potential amendment to the terms of the Third Amendment to the Assistance Agreement but as of July 31, 2026 no agreement had been reached. Until this point, the State of Connecticut has not requested repayment of the obligation amount and the Company continues to make regular principal and interest payments. There can be no assurance that an amendment agreement will be reached with the State of Connecticut or that the terms of any such amendment would include more favorable repayment terms than those to which the Company is subject under the Third Amendment as a result of the failure to meet the Employment Obligation. In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Restricted Cash

As of July 31, 2026, we have pledged approximately $79.2 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of July 31, 2026, outstanding letters of credit totaled $12.7 million. These expire on various dates through October 2029. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of July 31, 2026 also included $7.0 million primarily to support obligations under our service agreement with Noeul Green Energy Co., Ltd., $2.9 million primarily to support obligations under the power purchase and service agreements related to Crestmark sale-

leaseback transactions, $16.0 million relating to future obligations associated with the Groton Senior Back Leverage Loan Facility, $4.9 million relating to future obligations associated with the Derby Senior Back Leverage Loan Facility and the Derby Subordinated Back Leverage Loan Facility, $2.2 million relating to future obligations associated with the 2026 EXIM Financing and the 2025 EXIM Financing and $28.4 million relating to future obligations associated with the OpCo Financing Facility.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power or other value streams delivered such as hydrogen, steam, water, and/or carbon from the Company’s fuel cell power platforms at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power platforms. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of July 31, 2026, our generation portfolio was 62.8 MW. This includes 7.4 MW attributed to the design rated output of the Groton Project, although the Groton Project was not operating as of July 31, 2026.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or subcontractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred under the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of July 31, 2026, Committed Advanced Technologies Contract Backlog totaled $7.8 million, all of which is non-U.S. Government-funded.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, which are not classified as debt. We do not guarantee any third-party debt. See Note 19. “Commitments and Contingencies” to our Consolidated Financial Statements for the three and nine months ended July 31, 2026 included in this Quarterly Report on Form 10-Q for further information.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure Risk

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of July 31, 2026, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of July 31, 2026, approximately 0.48% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollar and Korean Won) and we have no plans of repatriation. We make purchases from certain vendors and receive payment from certain customers in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 19, 2023, in connection with the closing of the OpCo Financing Facility, the Company entered into an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Investec Bank plc as a hedge provider, and an ISDA 2002 Master Agreement and an ISDA Schedule to the 2002 Master Agreement with Bank of Montreal (Chicago Branch) as a hedge provider. On May 22, 2023, OpCo Borrower executed the related trade confirmations for these interest rate swap agreements with these hedge providers to protect against adverse price movements in the floating SOFR rate associated with 100% of the aggregate principal balance of the Term Loan outstanding. Pursuant to the terms of such agreements, OpCo Borrower will pay a fixed rate of interest of 3.716%. The net interest rate across the Financing Agreement and the swap transaction is 6.366% in the first four years and 6.866% thereafter. The obligations of OpCo Borrower to the hedge providers under the interest rate swap agreements are treated as obligations under the Financing Agreement and, accordingly, are secured, on a pari passu basis, by the same collateral securing the obligations of OpCo Borrower under the Financing Agreement. The Company has not elected hedge accounting treatment and, as a result, the derivative will be remeasured to fair value quarterly with the resulting gains/losses recorded to other income/expense. The fair value adjustments for the three and nine months ended July 31, 2026 resulted in gains of $1.0 million and $1.7 million, respectively. The fair value adjustments for the three and nine months ended July 31, 2025 resulted in gains (losses) of $0.6 million and $(0.2) million, respectively.

Project Fuel Price Exposure Risk

Certain of our PPAs for project assets in our generation portfolio expose us to fluctuating fuel price risks as well as the risk of being unable to procure the required amounts of fuel and the lack of alternative available fuel sources. We seek to mitigate our fuel risk using strategies including: (i) fuel cost reimbursement mechanisms in our PPAs to allow for pass through of fuel costs (full or partial) where possible, which we have done with our 14.9 MW operating project in Bridgeport, CT; (ii) procuring fuel under fixed price physical supply contracts with investment grade counterparties, which we have done for twenty years for our Tulare BioMAT project, the initial seven years of the twenty year PPA for our LIPA

Yaphank Project (through September 2028), six years of the twenty year PPA for our 14.0 MW and 2.8 MW Derby Projects (through October 2029), and for the initial four years of the Toyota project (through May 2027); and (iii) potentially entering into future financial hedges with investment grade counterparties to offset potential negative market fluctuations. The Company does not take a fundamental view on natural gas or other commodity pricing and seeks commercially available means to reduce commodity exposure. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges.

We currently have four projects with fuel sourcing risk, which are the Toyota project, our 14.0 MW and 2.8 MW Derby Projects and our 7.4 MW LIPA Yaphank Project, all of which require natural gas for which there is no pass-through mechanism. A fuel supply contract has been executed for the Toyota project through May 2027. Six-year (through October 2029) fuel supply contracts have been executed for the 14.0 MW and 2.8 MW Derby Projects. We are also currently in the midst of a seven-year contract (through September 2028) for our 7.4 MW LIPA Yaphank Project. The Company will look to extend the duration of these contracts should market and credit conditions allow. If the Company is unable to secure fuel on favorable economic terms, it may result in impairment charges to the Derby Project assets or the LIPA Yaphank Project asset and further impairment charges for the Toyota project asset.

Historically, this risk has not been material to our financial statements as our operating projects prior to July 31, 2026 either did not have fuel price risk exposure, had fuel cost reimbursement mechanisms in our related PPAs to allow for pass through of fuel costs (full or partial), or had established long term fixed price physical supply contracts. To provide a meaningful assessment of the fuel price risk arising from price movements of natural gas, the Company performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our Consolidated Statements of Operations and Comprehensive Loss (assuming that all projects with fuel price risk were operating). A $1/Metric Million British Thermal Unit (“MMBTu”) increase in market pricing compared to our underlying project models would result in a cost impact of approximately $26,000 to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis. We have also conducted a sensitivity analysis on the impact of renewable natural gas pricing and a $10/MMBTu increase in market pricing compared to our underlying project models would result in an impact of approximately $2.0 million to our Consolidated Statements of Operations and Comprehensive Loss on an annual basis.

The Company net settled certain natural gas purchases under previous normal purchase normal sale contract designations during the fiscal year ended October 31, 2023 for one contract and the second quarter of fiscal year 2024 for other contracts, and recorded mark-to-market net gains of $1.9 million and $0.7 million during the three and nine months ended July 31, 2026, respectively. The Company recorded mark-to-market net gains of $1.0 million and $2.0 million during the three and nine months ended July 31, 2025, respectively.

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

Item 1A.         RISK FACTORS

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2025, filed with the Securities and Exchange Commission on December 18, 2025 (the “2025 Annual Report”), sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the 2025 Annual Report.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 1, 2026 - May 31, 2026	647	$14.95	—	—
June 1, 2026 - June 30, 2026	—	—	—	—
July 1, 2026 - July 31, 2026	5,874	29.73	—	—
Total	6,521	$28.26	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 3.         DEFAULT UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended July 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1

Waiver, Consent, and Amendment Agreement, dated as of June 5, 2026, by and between Liberty Bank, in its capacities as administrative agent and lender, Amalgamated Bank, as lender, and FuelCell Energy Finance Holdco, LLC, as borrower (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026, filed on June 8, 2026).

10.2

Waiver, Consent, and Amendment Agreement, dated as of June 5, 2026, by and between Connecticut Green Bank, in its capacities as administrative agent and lender, and FuelCell Energy Finance Holdco, LLC, as borrower (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026, filed on June 8, 2026).

10.3

Warrant Agreement, dated as of June 22, 2026, between FuelCell Energy, Inc. and Fit Energy USA LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2026).

10.4

Registration Rights Agreement, dated as of June 22, 2026, between FuelCell Energy, Inc. and Fit Energy USA LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2026).

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
#

Filed with this Quarterly Report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of July 31, 2026 and October 31, 2025, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended July 31, 2026 and 2025, (iii) the Consolidated Statements of Changes in Equity for the three and nine months ended July 31, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the nine months ended July 31, 2026 and 2025, (v) Notes to the Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

September 2, 2026	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)